Form 10-Q
period 1996-06-30
BOL BANCSHARES INC
filed 1996-08-14
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                              FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               June 30, 1996

Commission file Number        01-16934

                              BOL BANCSHARES, INC.
(Exact name of registrant as specified in its charter.)

     Louisiana                               72-1121561
(State of incorporation)                (I. R. S. Employee
                                        Identification No.)

300 St. Charles Avenue, New Orleans, La.     70130
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(504) 889-9400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 179,145 shares as of July 31, 1996.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                                        INDEX


                                                            Page No.
PART 1. Financial Information

     Item 1: Financial Statements

          Consolidated Statement of Condition                    3

          Consolidated Statements of Income                      4

          Consolidated Statements of Changes in
               Stockholder's Equity                              5

          Consolidated Statement of Cash Flow                    6

          Notes to Consolidated Financial Statements             7



     Item 1: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                       11

PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

          A. Exhibits
               Exhibit 27. Financial Data Schedule             22

          B. Reports on Form 8-K
               No reports have been filed on Form 8-K
                during this quarter.


                         Part I. - Financial Information

                              BOL BANCSHARES, INC.

                    CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)

(Amounts in thousands)
                                 June 1996   December 1995    June 1995
ASSETS
Cash and Due from Banks
Non-Interest Bearing
 Balances and Cash            $      5,744   $     6,742    $     7,545
Interest Bearing Balances                0             0            100
Investment Securities
 Securities Held to Maturity
  (Fair Values at 6/31/96,
  12/31/96, and 6/31/95,
  respectively were
  $7,975,976, $10,015,625,
  and $11,943,490)                   7,989        10,014         12,025
 Securities Available
  for Sale                           1,106         1,122          1,195
Federal Funds Sold                  11,075        10,725         10,200
Loans, net of unearned income       75,750        74,943         70,822
Reserve for possible loan loss      (1,502)       (1,500)          (940)
Property, Equipment, and Lease-
  hold Improvements (Net of
  Depreciation & Amortization)       2,701         2,575          2,339
Other Real Estate                    1,699         1,994          2,570
Deferred Taxes                         364             0              0
Investment in Subsidiary                 0             0              0
Other Assets                         1,516         1,974          1,613
   TOTAL ASSETS               $    106,442      $108,589       $107,469

LIABILITIES
Deposits:
  Non-Interest Bearing              35,086        35,822         34,489
  Interest Bearing                  59,791        61,564         61,330
TOTAL DEPOSITS                      94,877        97,386         95,819
Deferred Taxes                           0             0              8
Notes Payable                          497           499            501
Senior Secured Debentures            1,890         1,890          1,890
Accrued Litigation Settlement          390           390            390
Other Liabilities                    1,208         1,056          1,082
TOTAL LIABILITIES             $     98,862      $101,221       $ 99,690

STOCKHOLDER'S EQUITY
Common Stock-Par Value $1,
  Authorized-1,000,000,000 shares;
  issued 179,145, 179,145, &
  179,145 at 6/31/96, 12/31/95, &
  6/31/95                              179          179             179
Preferred Stock-Par Value
  $1, Authorized 3,000,000,000
  shares; issued 2,302,811,
  2,302,811 & 2,302,811 at
  6/31/96, 12/31/95, & 6/31/95       2,303        2,303           2,303
Undivided Profits                    4,852        4,708           4,708
Capital in Excess of Par-
  Retired Stock                         15           15              15
Unrealized Gain on Securities
  Available for Sale, net of
  applicable Deferred Income
  Taxes                                  6           18              86
Current Earnings                       225          145             488
TOTAL STOCKHOLDERS' EQUITY           7,580        7,368           7,779
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY         $    106,442  $   108,589        $107,469

See Accompanying Notes to Financial Statements


                                   BOL BANCSHARES, INC.

                              CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)

(Amounts in thousands, except per share data)

                                   Three months ended       Six months ended
                                        June 30                  June 30
                                   1996      1995           1996      1995
INTEREST INCOME
 Interest and fees on loans      $2,865      $2,500       $5,719    $4,870
 Interest on time deposits            0           1            0         2
Interest on security-HTM            112         184          234       377
 Interest & dividends on
  security-AFS                       13          24           29        32
 Interest on federal funds sold     129          93          259       189
 Other Interest Income                0           0            1         0
TOTAL INTEREST INCOME             3,119 ,      2,802       6,242     5,470
INTEREST EXPENSE
 Interest on deposits               502         535          992     1,013
 Interest on federal funds
  purchased                           0           0            0         0
 Other interest expense               1           1            4         2
 Interest expense on notes
  payable                            13          19           26        27
 Interest expense on debentures      44          42           86        85
TOTAL INTEREST EXPENSE              560         597        1,108     1,127
     NET INTEREST INCOME          2,559       2,205        5,134     4,343
Provision for loan losses           410         131          832       331
 NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       2,149       2,074        4,302     4,012
OTHER INCOME
 Service charge on deposit accts    364         362          726       728
 Cardholder & other credit cd
  income                            198         204          336       360
 ORE income                          14          27           19        84
 Other operating income              35          58          145       181
 Equity in earnings of
  unconsolidated subsidiary           0           0            0      (35)
 Gain on sale of securities           0           0            0         0
TOTAL OTHER INCOME                  611         651        1,226     1,318
OTHER EXPENSE
 Salaries and employee benefits   1,057         943        2,066     1,882
 Occupancy expense                  422         420          869       835
 Loan & credit card expense         322         213          595       422
 ORE expense                         97          60          135       107
 Other operating expense            756         635        1,453     1,243
TOTAL OTHER EXPENSES              2,654       2,271        5,118     4,489

Income Before Tax Provision         106         454          410       841
Provision for taxes                  64         216          185       353
   NET INCOME                    $   42      $  238       $  225    $  488
Earnings Per Share of Common
 Stock                             $.23       $1.33        $1.26     $2.73

See Accompanying Notes to Financial Statements


                         BOL BANCSHARES, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                   (Unaudited)

(Amounts in thousands)
                                   UNREALIZED
                                   GAIN ON             CAPITAL IN
                                   INVESTMENT           EXCESS OF
                                   SECURITIES          PAR RETIRED
                 COMMON  PREFERRED AVAILABLE UNDIVIDED   RETIRED
                 STOCK     STOCK   FOR SALE  PROFITS     STOCK     TOTAL
BALANCE 12/31/95  $179    $2,303      $19      $4,852      $15    $7,368

Cancellation
 of Stock                                                              0

Capital in
 Excess of Par
 Retired                                                               0

Change in
 unrealized
 gain on
 securities AFS                        (13)                          (13)

Net Income                                        225                225

Balance 06/30/96  $179    $2,303        $6     $5,077      $15    $7,580

BALANCE 12/31/94  $179    $2,309       $52     $4,708       $9    $7,257

Cancellation
 of stock                   (6)                                       (6)

Capital in
 Excess of Par
 Retired                                                    6          6

Change in
 unrealized
 gain on
 securities AFS                         34                            34

Net Income                                        488                488

Balance 6/30/95   $179    $2,303       $86     $5,196     $15     $7,779


                         BOL BANCSHARES, INC.

                      STATEMENTS OF CASH FLOWS(1)

          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

(Amounts in thousands)

                                                  1996           1995
OPERATING ACTIVITIES
Net Income (Loss)                            $     225      $    488
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided by
 (Used in) Operating Activities:
Provision for Loan Losses                          832           331
Depreciation & Amortization Expense                167            77
Amortization of Investment Security
   Premiums                                          2            13
Accretion of Investment Security
   Discounts                                        10            (3)
(Decrease)Increase in Deferred
Income Taxes                                      (366)          (40)
(Gain) Loss on Sale of Property &
   Equipment                                         2            (5)
(Gain) Loss on Sale of Other Real
   Estate                                            3           (60)
Decrease (Increase) in Other Assets
   and Prepaid Taxes                               255         1,437
(Decrease) Increase in Other
   Liabilities & Accrued Interest                 (159)          100
Net Decrease (Increase) in Mortgage
   Loans Held for Resale                           161           (85)
Undistributed Equity Method Income                   0            34
Gain on Sale of AFS Securities                       0             0
     NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                 1,132         2,287

INVESTING ACTIVITIES
Proceeds from Sale of AFS Securities                 0             0
Proceeds from AFS Securities
   Released at Maturity                            978             0
Purchases of AFS Securities                     (1,000)         (985)
Proceeds from HTM Investment
   Securities Released at Maturity               2,510         2,970
Purchases of HTM Investment Security              (478)            0
Proceeds from Sale of Property &
   Equipment                                         2             5
Purchases of Property & Equipment                 (298)         (546)
Proceeds from Sale of Other Real
   Estate                                          293           261
Purchases of Other Real Estate                      (3)            0
Net Decrease (Increase) in Loans                (1,231)       (3,270)
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                        773        (1,565)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand
   Deposits, Interest Bearing Deposits
   Savings Accounts, & CD's                     (2,495)        4,056
Proceeds from Issuance of Long-Term Debt             0             0
Retirement of Stock                                  0            (6)
Dividends Paid                                       0             0
Principal Payments on Long Term Debt                (2)          (31)
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                     (2,497)         4,019

Net Increase (Decrease) in Cash &
  Cash Equivalents                                (592)         4,741
Cash & Cash Equivalents at Beginning
  of Year                                        17,411        13,104
CASH & CASH EQUIVALENTS AT END
       OF PERIOD                             $   16,819     $  17,845

(1) Prior periods have been conformed to current-period presentation. See Accompanying Notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   June 30, 1996

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

Note 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 9, 1996. All incumbent directors were re-elected. There were no other matters voted upon at the meeting.
     Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 128,430.

                                                  Number of Shares
               Nominee                    For       Against   Abstain
     Gordon A. Burgess                  128,280        145       5
     James A. Comiskey                  128,280        145       5
     Lionel J. Favret                   128,280        145       5
     Louis G. Grush                     128,280        145       5
     Gerry A. Hinton                    128,255        170       5
     Leland L. Landry                   128,280        145       5
     Samuel Logan                       128,280        145       5
     Douglas A. Schonacher              128,280        145       5
     G. Harrison Scott                  128,280        145       5
     Edward J. Soniat                   128,255        170       5

Note 3.  MERGER AGREEMENTS

     The pending merger with First American Bank of Tangipahoa which was expected to be consummated in the second quarter of 1995 has been cancelled.

Note 4.  PER SHARE DATA

     Income per common share data are based on the weighted average number of share outstanding of 179,145 and 179,145 at June 30, 1996 and 1995 respectively.

Note 5.  CONTINGENCIES

     The Subsidiary Bank in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits.
     A) The Subsidiary Bank was a defendant in a lawsuit filed by a party owning land that other real estate is built on, for back lease payments.
     In a prior lawsuit, the appellate court held that the rights of the landowner were subordinated to those of the Bank. Notwithstanding this prior decree, the plaintiffs instituted a new proceeding for bank due rental and judgement in the amount of $390,00 was rendered against the Subsidiary Bank for which a separate contingency account was set up. The Subsidiary Bank has appealed. The appellate court sustained the judgment of the district court and the Subsidiary Bank appealed for a writ of review to the Louisiana Supreme Court. The writ was granted.

EXPECTED RESULTS
     Since the writ was granted, we believe the Subsidiary Bank has a better than average opportunity to reverse the above judgement.

     B) The Subsidiary Bank was a defendant in a lawsuit filed by a proprietary merchant for breach of contract in that the Subsidiary Bank did not diligently handle its accounts receivables. A hearing was held on July 10, 1996, at which time numerous exceptions were filed by the Subsidiary Bank.

EXPECTED RESULTS
     The Subsidiary Bank feels that the chances of defeating this claim are better than average.

Note 6. IMPAIRED LOANS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" in May, 1993. In October, 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amends SFAS No. 114. These standards require the measurement of certain impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rates. Adoption of SFAS Nos. 114 and 118 is required for fiscal years beginning after December 15, 1994. The Bank adopted these statements beginning January 1, 1995; the adoption had no material impact on the Company's consolidated financial statements.
     A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collect concerns.
     Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
     For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
     If the measure of the impaired loan is less than the recorded investment in the loan, including accrued interest, net deferred loan fees or costs, and unamortized premium or discount, the Bank recognized the impairment.
     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of June 30, 1996, the Bank did not have any impaired loans.

Note 7. WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 35.38% from $2,377 thousand at June 30, 1995 to $1,536 thousand at June 30, 1996.

Note 8. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

CASH AND SHORT-TERM INVESTMENTS
     For cash, the carrying amount approximates fair value. For short-term investments, fair values are calculated based upon general investment market interest rates for similar maturity investments.

INVESTMENT SECURITIES
     For securities and marketable equity securities held-for-investment purposes, fair values are based on quoted market prices.

LOAN RECEIVABLES
     For certain homogeneous categories of loans, such as residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the current U.S. Treasury interest rate curve, a factor for cost of processing and a factor for historical credit risk to determine the discount rate.

DEPOSIT LIABILITIES
     The fair value of demand deposits, savings deposits and certain money market deposits are calculated based upon general investment market interest rates for investments with similar maturities. The value of fixed maturity certificates deposit is estimated using the U.S. Treasury interest rate curve currently offered for deposits of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT
     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

The estimated fair values of the Bank's financial instruments are as follows:

(Amounts in thousands)
                                                  June 30, 1996
                                        Carrying Amount     Fair Value
Financial Assets:
     Cash and Short Term Investments      $  16,819           $  16,819
     Investment Securities                    9,095               9,095
     Loans                                   75,750              75,580
     Less: Allowance for Loan Losses          1,502               1,502
                                          $ 100,162           $  99,992

Financial Liabilities:
     Deposits                             $  95,781           $  95,868


Unrecognized Financial Instruments:
     Commitments to Extend Credit         $     725           $     725
     Commercial Lines of Credit                 146                 146
     Credit Card Arrangements                76,004              76,004
                                          $  76,875           $  76,875

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1)


(Amounts in thousands)
                              Second Quarter 1996      First Quarter 1996
                                     Interest                Interest
                              Average Income/ Yield   Average Income/ Yield
                              Balance Expense  Rate   Balance Expense  Rate
ASSETS
 Interest-earning assets:
  Loans (2)               $   75,975  $ 2,865  3.77% $ 73,764 $2,854  3.87%
  Securities (HTM)             7,988      112  1.40%    8,990    122  1.36%
  Securities (AFS)             1,109       13  1.17%    1,122     16  1.43%
  Interest Bearing Deposits        0        0               0      0
  Federal Funds Sold           9,845      129  1.31%    9,724    130  1.34%
TOTAL INTEREST-EARNING ASSETS 94,917    3,119  3.29%   93,600  3,122  3.34%

 Allowance for loan losses    (1,526)                  (1,226)
 Non interest-earning assets:
  Cash and due from banks      5,978                    6,052
  Premises and equipment       2,652                    2,556
  Other real estate            1,851                    2,034
  Other assets                 1,997                    1,546
TOTAL NONINTEREST-EARNING
     ASSETS                   12,478                   12,188
          TOTAL ASSETS    $  105,869                 $104,562

LIABILITIES AND STOCKHOLDERS EQUITY
 Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts         $   12,301  $    68  .55%  $ 11,725 $   59   .50%
     Money market deposit a/c  7,314       45  .62%     7,576     50   .66%
     Savings and other consumer
       time deposits          40,259      378  .94%    40,294    376   .93%
     Certificates of deposits
       of $100,00 or more      1,260       12  .95%     1,144     14  1.22%
TOTAL INTEREST-BEARING
     DEPOSITS                 61,134      503  .82     60,739    499   .82%

Long-term debt                 2,388       57 2.39%     2,389     57  2.39%
TOTAL INTEREST-BEARING
     LIABILITIES              63,522      560  .88%    63,128    556   .88%

Noninterest-bearing liabilities:
  Demand deposits             33,244                   32,578
  Other liabilities            1,522                    1,376
TOTAL NONINTEREST-BEARING
     LIABILITIES              34,766                   33,954
  Total stockholders' equity   7,581                    7,480
TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY  $  105,869                 $104,562

SPREAD AND NET YIELD
     Interest rate spread                     2.40%                   2.45%
     Net interest income/margin       $ 2,559 2.70%           $2,566  2.74%

(1) Prior periods have been conformed to current-period presentation
(2) Excludes unearned income. For purposed of yield computations, nonaccrual loans are included in loans outstanding.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1) (Continued)

<Amounts in thousands)
                              Six Months Ended         Six Months Ended
                                 June 30, 1996           June 30, 1995
                                     Interest                Interest
                              Average Income/ Yield   Average Income/ Yield
                              Balance Expense  Rate   Balance Expense  Rate
ASSETS
 Interest-earning assets:
  Loans (2)               $   74,870  $ 5,719  7.64% $ 68,609 $4,870  7.10%
  Securities (HTM)             8,489      234  2.76%   14,100    377  2.67%
  Securities (AFS)             1,116       29  2.60%      914     32  3.50%
  Interest Bearing Deposits        0        0              71      2  2.82%
  Federal Funds Sold           9,784      259  2.65%    6,471    189  2.92%
TOTAL INTEREST-EARNING ASSETS 94,259    6,241  6.62%   90,165  5,470  6.07%

 Allowance for loan losses    (1,376)                    (987)
 Non interest-earning assets:
  Cash and due from banks      6,016                    5,627
  Premises and equipment       2,604                    2,062
  Other real estate            1,943                    2,660
  Other assets                 1,748                    1,958
TOTAL NONINTEREST-EARNING
     ASSETS                   12,311                   12,307
          TOTAL ASSETS    $  105,194                 $101,485

LIABILITIES AND STOCKHOLDERS EQUITY
 Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts         $   12,013  $   117  .97%  $ 10,864 $  125  1.15%
     Money market deposit a/c  7,445      101 1.36%     8,724    101  1.16%
     Savings and other consumer
       time deposits          39,974      748 1.87%    37,973    754  1.99%
     Certificates of deposits
       of $100,00 or more      1,202       26 2.16%     1,821     35  1.92%
TOTAL INTEREST-BEARING
     DEPOSITS                 60,634      992 1.64     59,382  1,015  1.71%

Long-term debt                 2,388      116 4.86%     2,399    112  4.67%
TOTAL INTEREST-BEARING
     LIABILITIES              63,022    1,108 1.76%    61,781  1,127  1.82%

Noninterest-bearing liabilities:
  Demand deposits             33,213                   30,958
  Other liabilities            1,427                    1,270
TOTAL NONINTEREST-BEARING
     LIABILITIES              34,640                   32,228
  Total stockholders' equity   7,532                    7,476
TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY  $  105,194                 $101,485

SPREAD AND NET YIELD
     Interest rate spread                     4.86%                   4.24%
     Net interest income/margin       $ 5,133 5.45%           $4,343  4.82%

(1) Prior periods have been conformed to current-period presentation
(2) Excludes unearned income. For purposed of yield computations, nonaccrual loans are included in loans outstanding.

                         BOL BANCSHARES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         June 30, 1996

     Managements's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.

FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $94,259 thousand in the second quarter of 1996, a $4,094 thousand increase from the second quarter of 1995 average of $90,165 thousand. Compared to the second quarter of 1995 average loans increased $6,285 thousand (9.02%) and federal funds sold increased $3,618 thousand (58.10%) while investment securities decreased $5,758 thousand (38.76%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans increased $4,928 thousand (6.96%) over the second quarter of 1995.


TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

(Amounts in thousands)
                       6/30/96     % of   3/31/96   % of    6/30/95    % of
                                   Total            Total             Total
Real Estate Mortgages   $23,588   31.14%  $23,612   31.18%  $21,746  30.71%
Commercial Loans          5,222    6.89%    4,971    6.56%    5,607   7.92%
Mortgage Loans Held
 for Resale                  95     .14%      314     .41%       85    .12%
Personal Loans            4,435    5.85%    4,579    6.05%    6,119   8.64%
Credit Cards             42,149   55.64%   42,069   55.55%   37,131  52.42%
Overdrafts                  261     .34%      188     .25%      134    .19%
TOTAL LOANS             $75,750  100.00%  $75,733  100.00%  $70,822 100.00%

     Securities Held to Maturity. Average securities held to maturity decreased $5,681 thousand (41.56%) from the second quarter of 1995. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $77 thousand (06.49%) from the second quarter of 1995. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $3,618 thousand (58.10%) up from the second quarter of 1995. This increase is mainly due to the decrease in the investment security portfolio.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.

     Loans are placed on a nonaccrual status when there is uncertainty about the timely payment of principal and interest. When a loan is on nonaccrual status, interest income is no longer accrued and is only recognized when received. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual.
     Nonperforming assets, which include nonaccrual loans and foreclosed assets, totaled $1,987 thousand at June 30, 1996 as compared to $3,009 thousand at June 30, 1995. Other real estate totaled $1,699 thousand at June 30, 1996 as compared to $2,570 thousand at June 30, 1995.


Table 2 - NONPERFORMING ASSETS

(Amounts in thousands)
                               06/96   03/96   12/95   09/95  06/95
Nonaccrual Loans              $  288  $  139  $  235  $  630  $  439
Other Real Estate              1,699   2,052   1,994   2,446   2,570
 TOTAL NONPERFORMING           1,987   2,191   2,229   3,076   3,009
      ASSETS
Accruing loans past due
 90 days or more               4,289   2,074   1,062   1,715   1,707
Reserve for loan losses        1,502   1,505   1,500     958     940
Nonperforming assets as
 a percentage of loans
 plus foreclosed assets        2.57%   2.82%   2.90%   4.04%   4.10%
Reserve for loan losses
 as a percentage of
 nonperforming loans          75.59%  68.72%  67.30%  31.15%  31.24%

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the reserve for possible loan losses for the second quarter and the first six months of 1996 and 1995. The reserve for loan losses as a percentage of loans increased from 1.33% at June 30, 1995 to 1.98% at June 30, 1996. The net charge-off (recoveries) as a percentage of average loans increased from 0.20% at June 30, 1995 to 0.54% at June 30, 1996.

     The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.
     Beginning December 1, 1994 a new proprietary merchant began submitting credit card deposits and based upon their contract, the Bank began withholding a percentage of their deposits to set aside for any possible charge offs. This is a non recourse proprietor. This reserve amount is reflected in the below schedule, listed as Additional Reserve from proprietor. This amount has been excluded from the income statement as this money has been received from the proprietor by deducting a certain percentage from their daily sales. As of December 31, 1995, these amounts have been reclassified and have been removed from this category.

TABLE 3 - RESERVE FOR POSSIBLE LOAN LOSSES

(Amounts in thousands)
                                        Three Months Ended   Six Months Ended
                                             June 30             June 30
                                        1996       1995       1996    1995
Balance at beginning of period        $1,505      $ 946      $1,500   $935
     Loans charged off                  (563)      (260)     (1,147)  (530)
     Recoveries                          150        121         317    199
Net (charge-offs) recoveries            (413)      (139)       (830)  (331)
Provision for loan losses                410        130         832    331
Additional Reserve from Proprietors        0          3           0      5
BALANCE AS END OF PERIOD               1,502        940       1,502    940
Reserve for possible loan losses
 as a percentage of loans               1.98%      1.33%      1.98%  1.33%
Net (charge-offs) recoveries as a
 percentage of average loans            0.54%      0.20%      1.09%  0.48%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $95,265 thousand in the second quarter of 1996, an increase of $3,957 thousand (4.33%) from $91,308 thousand in the second quarter of 1995. Average core deposits were $94,005 thousand for the second quarter of 1996 up from $89,487 thousand in the second quarter of 1995. Table 4 presents the composition of average deposits for the three quarters ending June 30, 1996, March 31, 1996 and June 30, 1995.

TABLE 4 - DEPOSIT COMPOSITION

(Amounts in thousands)

                                   For the Three Months Ended
                         06/96             03/96              06/95
                         Average   % of   Average  % of     Average   % of
                         Balance   Dep.   Balance  Dep.     Balance   Dep.
Demand, noninterest-
  bearing                $33,247  34.90%  $32,578  34.90%   $30,962  33.91%
NOW accounts              12,301  12.91%   11,725  12.56%    10,864  11.91%
Money Market deposit       8,198   8.61%    7,576   8.12%     8,724   9.55%
  accounts
Savings accounts          25,933  27.22%   25,126  26.93%    25,776  28.23%
Other time deposits       14,326  15.04%   15,168  16.26%    13,161  14.41%
TOTAL CORE DEPOSITS       94,005  98.68%   92,173  98.77%    89,487  98.01%
Certificates of
 deposit of $100,000
 or more                   1,260   1.32%    1,144   1.23%     1,821   1.99%
TOTAL DEPOSITS           $95,265 100.00%  $93,317 100.00%   $91,308 100.00%

BORROWINGS

     The Company's long-term debt is comprised primarily of debentures which are secured by 23.83 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $600 thousand with a correspondent bank and also has a commitment from an upstream correspondent which will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities.

INTEREST RATE SENSITIVITY

     The Bank has established, as bank policy, an asset/liability management system that protects Bank profits from undue exposure to interest rate risks. This portion of our asset/liability management system is called gap management. We also have established policies that are designed to protect the Bank's interest margins from erosion. This portion of the system is called spread management.
     We define gap management as those actions taken first to measure and then to match rate-sensitive assets to rate-sensitive liabilities. We define a rate-sensitive asset as any earning asset that can be repriced to a market rate in a given time frame. Similarly, a rate-sensitive liability is any interest bearing liability that will have its interest rate changed to a market rate during a specified time period. A negative gap is created when rate-sensitive liabilities exceed rate-sensitive assets. Conversely, a positive gap occurs when the Bank has more rate-sensitive assets than liabilities. Again, a gap only has relevance with respect to a specific time period.
     By Bank policy we limit the Bank's earnings exposure due to interest rate risk by setting limits on positive and negative gaps within the next 12 months. These limits are set so that this year's profits will not be unduly impacted no matter what happens to interest rates during the year. In addition, we extend the scenarios out five years to monitor the risks associated on a longer term. The Bank manages its interest rate sensitivity through several techniques which include changing the maturity and distribution of assets and liabilities, repricing of the loan portfolio and other methods.

RESULTS OF OPERATION

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material.
     Net interest income for the first six months of 1996 increased $354 thousand over the same period last year, and decreased $15 thousand from the first quarter of 1996. The net interest income margin increased to 5.45% for the second quarter of 1996 from 4.82% for the first quarter of 1995.


QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

(Amounts in thousands except per share data)

                              Three Months Ended          Six Months Ended
                              6/96      3/96      6/95      6/96      6/95


Interest Income             $ 3,119   $ 3,122   $ 2,802   $ 6,242  $ 5,470
Interest Expense                560       548       597     1,108    1,127
     Net Interest Income      2,559     2,574     2,205     5,134    4,343
Provision for Loan Loss         410       421       131       832      331
     Net Interest Income
      after Provision         2,149     2,153     2,074     4,302    4,012
Noninterest income:
     Noninterest income         611       615       651     1,226    1,318
     Securities gains             0         0         0         0        0
Noninterest income              611       615       651     1,226    1,318
Noninterest expense           2,654     2,464     2,271     5,118    4,489
     Income before taxes        106       304       454       410      841
Income tax expense               64       121       216       185      353
     NET INCOME (LOSS)           42       183       238       225      488

Income per common share       $0.23     $1.02     $1.33     $1.26    $2.73
Average common shares
      outstanding               179       179       179       179      179

Selected Quarter-End Balances
     Loans                  $75,750   $75,733   $70,822
     Deposits                94,877    95,045    95,819
     Long-term debt           2,387     2,388     2,390
     Stockholders' equity     7,580     7,542     7,778
     Total assets           106,442   106,373   107,469

Selected Average Balances
     Loans                  $75,975   $73,764   $69,690   $74,870  $68,609
     Deposits                94,378    93,317    93,003    93,847   92,739
     Long-term debt           2,388     2,389     2,391     2,388    2,399
     Stockholders' equity     7,581     7,480     7,649     7,532    7,476
     Total assets           105,869   104,562   101,929   105,194  101,485


Selected Ratios
 Return on average assets     0.04%     0.18%     0.23%     0.21%     0.48%
 Return on average equity     0.55%     2.45%     3.11%     2.99%     6.53%
 Tier 1 risk-based capital   11.76%    11.75%    12.42%
 Total risk-based capital    13.02%    13.00%    13.67%
 Leverage ratio               8.76%     8.79%     9.06%

(1) Prior periods have been conformed to current-period presentation.

NONINTEREST INCOME

     Noninterest income for the second quarter of 1996 decreased $40 thousand or 6.14% from the same period last year. For the first six months of 1996 compared to 1995 noninterest income decreased 6.98% from $1,318 thousand to $1,226 thousand. The major categories of noninterest income for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995 are presented in Table 5.


TABLE 5 - NONINTEREST INCOME (1)

(Amounts in thousands)
                         Three Months Ended          Six Months Ended
                                         Percent                  Percent
                        6/96     6/95   Increase    6/96    6/95 Increase
                                        Decrease                 Decrease
Service Charges        $ 163     $ 176   (7.39%)  $  319  $  347  (8.07%)
NSF Charges              198       189    4.76%      404     381   6.04%
Earnings in Equity
 Subsidiary                0         0    N/M          0    (35)   (100%)
Gain on Sale of
 Securities                0         0    N/M          0       0    N/M
Cardholder & Other
 Cr Cd Income            100       136  (26.47%)     221     229  (3.49%)
Membership Fees           59        68  (13.24%)     115     131 (12.21%)
Data Processing &
 Items Processing          6         7  (14.29%)      13      15 (13.33%)
Other Comm & Fees         67        20   235.00%      94      96  (2.08%)
ORE Income                 7        11  (36.36%)      12      24 (50.00%)
Gain on Sale of
 ORE                       7        17  (58.82%)       7      60 (88.33%)
Other Income               4        27  (85.19%)      41      70 (41.43%)
  TOTAL NONINTEREST
    INCOME             $ 611     $ 651   (6.14%)  $1,226  $1,318  (6.98%)

N/M = Not meaningful
(1) Prior periods have been conformed to current-period presentation.

NONINTEREST EXPENSE

     Noninterest expense for the second quarter of 1996 increased $387 thousand or 16.86% from the same period last year. The major categories of noninterest expense for the six months ended June 30, 1996 and 1995 are presented in Table 6. The increase from the same period last year is mainly due to postage, professional fees and ORE expenses.

TABLE 6 - NONINTEREST EXPENSE (1)

(Amounts in thousands)
                         Three Months Ended          Six Months Ended
                                         Percent                  Percent
                        6/96     6/95   Increase    6/96    6/95 Increase
                                        Decrease                 Decrease
Salaries & Benefits   $1,057    $  943   12.09%   $2,066  $1,882    9.78%
Loss on Litigation         0         0    N/M          0       0     N/M
Occupancy Expense        422       420    0.48%      869     835    4.07%
Advertising Expense       76        79   (3.80%)     159     161   (.63%)
Communications            98        62   58.06%      178     123   44.72%
Postage                  167        78  114.10%      282     128  120.31%
Loan & Credit Card
 Expense                 322       213   51.17%      595     422   41.00%
Professional Fees         97        58   67.24%      179     111   61.26%
Legal Fees                48        47    2.13%      125     105   19.05%
Insurance & Assessments   26        76  (65.79%)      50     163 (69.33%)
Stationery, Forms &
 Supply                  111       120   (7.50%)     228     191   19.37%
Federal Reserve Charges   24        22    9.09%       46      46    N/M
ORE Expenses              97        60   61.67%      135     107   26.17%
Other Operating Expense  113        93   17.20%      206     215  (4.63%)
  TOTAL NONINTEREST
    EXPENSE           $2,658    $2,271   16.86%   $5,118  $4,489   14.01%

N/M = Not meaningful
(1) Prior periods have been conformed to current-period presentation.


INCOME TAXES

     The Company recorded a provision for income taxes of $185 thousand for the second quarter of 1996 and $353 thousand for the second quarter of 1995.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7 - QUARTERLY SELECTED CAPITAL ADEQUACY RATIOS


                              6/96      3/96      12/95     9/95      6/95
 Risk-based capital
Tier 1 risk-based
  capital ratio               11.76%    11.75%    11.46%    12.19%    12.42%
Total risk-based
  capital ratio               13.02%    13.00%    12.72%    13.42%    13.67%
 Leverage ratio                8.76%     8.79%     8.54%     9.13%     9.06%


LIQUIDITY

     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at each executive committee meeting of the Bank's officers. The Bank has no long term debt and maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 27.81% at June 30, 1996, 27.94% at March 31, 1996, and 33.10% at June 30, 1995.
     The Bank's policy is to manage its liquidity through normal operations, so that there is no need to make unplanned sales of assets or to borrow funds under adverse conditions. This policy not withstanding, the Bank has also established other potential sources of funds. Management has no knowledge of any trends, events or uncertainties that would have a material effect on liquidity.

               PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

     A. Exhibits

          Exhibit 27. Financial Data Schedule

     B. Reports on Form 8-K

          No reports have been filed on Form 8-K during this quarter.

                              BOL BANCSHARES, INC

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                        BOL BANCSHARES, INC.
                                        (Registrant)

August 14, 1996                         Peggy L. Schaefer
Date                                    Peggy L. Schaefer
                                        Treasurer