Form 10-Q
period 1996-09-30
BOL BANCSHARES INC
filed 1996-11-12
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                              FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               September 30, 1996

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

     Common Stock, $1 Par Value - 179,145 shares as of Sept 30, 1996.

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


                         Part I. - Financial Information

                              BOL BANCSHARES, INC.

                    CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)

(Amounts in thousands)
                                 Sept 1996   December 1995    Sept 1995
ASSETS
Cash and Due from Banks
Non-Interest Bearing
 Balances and Cash            $      6,901   $     6,742    $     6,405
Interest Bearing Balances                0             0            100
Investment Securities
 Securities Held to Maturity
  (Fair Values at 9/30/96,
  12/31/96, and 9/30/95,
  respectively were
  $7,975,976, $10,015,625,
  and $9,993,437)                    7,968        10,014         10,021
 Securities Available
  for Sale                           1,077         1,122          1,119
Federal Funds Sold                  11,450        10,725         11,075
Loans, net of unearned income       72,280        74,943         73,674
Reserve for possible loan loss      (1,500)       (1,500)          (958)
Property, Equipment, and Lease-
  hold Improvements (Net of
  Depreciation & Amortization)       2,756         2,575          2,508
Other Real Estate                    1,699         1,994          2,446
Deferred Taxes                         371             0              8
Investment in Subsidiary                 0             0              0
Other Assets                         2,031         1,974          1,518
   TOTAL ASSETS               $    105,033      $108,589       $107,916

LIABILITIES
Deposits:
  Non-Interest Bearing              33,982        35,822         32,412
  Interest Bearing                  59,857        61,564         63,580
TOTAL DEPOSITS                      93,839        97,386         95,992
Deferred Taxes                           0             0              0
Notes Payable                          496           499            500
Senior Secured Debentures            1,890         1,890          1,890
Accrued Litigation Settlement          390           390            390
Other Liabilities                    1,071         1,056          1,208
TOTAL LIABILITIES             $     97,686      $101,221       $ 99,980

STOCKHOLDER'S EQUITY
Common Stock-Par Value $1,
  Authorized-1,000,000,000 shares;
  issued 179,145, 179,145, &
  179,145 at 9/30/96, 12/31/95, &
  9/30/95                              179          179             179
Preferred Stock-Par Value
  $1, Authorized 3,000,000,000
  shares; issued 2,302,811,
  2,302,811 & 2,302,811 at
  9/30/96, 12/31/95, & 9/30/95       2,303        2,303           2,303
Undivided Profits                    4,852        4,708           4,708
Capital in Excess of Par-
  Retired Stock                         15           15              15
Unrealized Gain on Securities
  Available for Sale, net of
  applicable Deferred Income
  Taxes                                 (8)          18              20
Current Earnings                         6          145             711
TOTAL STOCKHOLDERS' EQUITY           7,347        7,368           7,936
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY         $    105,033  $   108,589        $107,916

See Accompanying Notes to Financial Statements


                                   BOL BANCSHARES, INC.

                              CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)

(Amounts in thousands, except per share data)

                                   Three months ended       Nine months ended
                                        Sept 30                  Sept 30
                                   1996      1995           1996      1995
INTEREST INCOME
 Interest and fees on loans      $2,848      $2,540       $8,567    $7,410
 Interest on time deposits            0           2            0         4
Interest on security-HTM            113         149          347       526
 Interest & dividends on
  security-AFS                       13          18           42        50
 Interest on federal funds sold     130         205          389       394
 Other Interest Income                0           1            0         1
TOTAL INTEREST INCOME             3,104 ,      2,915       9,345     8,385
INTEREST EXPENSE
 Interest on deposits               485         580        1,477     1,593
 Interest on federal funds
  purchased                           0           0            0         0
 Other interest expense               1           1            5         3
 Interest expense on notes
  payable                            14          13           40        40
 Interest expense on debentures      42          43          128       128
TOTAL INTEREST EXPENSE              542         637        1,650     1,764
     NET INTEREST INCOME          2,562       2,278        7,695     6,621
Provision for loan losses           627         288        1,459       619
 NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       1,935       1,990        6,236     6,002
OTHER INCOME
 Service charge on deposit accts    353         368        1,079     1,096
 Cardholder & other credit cd
  income                            162         158          498       518
 ORE income                           5          36           24       120
 Other operating income              56          65          202       246
 Equity in earnings of
  unconsolidated subsidiary           0           0            0      (35)
 Gain on sale of securities           0           0            0         0
TOTAL OTHER INCOME                  576         627        1,803     1,945
OTHER EXPENSE
 Salaries and employee benefits   1,065         951        3,131     2,833
 Occupancy expense                  503         437        1,372     1,272
 Loan & credit card expense         298         198          893       620
 ORE expense                         59          38          194       145
 Other operating expense            909         602        2,362     1,845
TOTAL OTHER EXPENSES              2,834       2,226        7,952     6,715

Income Before Tax Provision        (323)        391           87     1,232
Provision for taxes                (104)        168           81       521
   NET INCOME                    $ (219)     $  223       $    6    $  711
Earnings Per Share of Common
 Stock                           ($1.22)      $1.25        $0.03     $3.97

See Accompanying Notes to Financial Statements


                         BOL BANCSHARES, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                   (Unaudited)

(Amounts in thousands)
                                   UNREALIZED
                                   GAIN ON             CAPITAL IN
                                   INVESTMENT           EXCESS OF
                                   SECURITIES          PAR RETIRED
                 COMMON  PREFERRED AVAILABLE UNDIVIDED   RETIRED
                 STOCK     STOCK   FOR SALE  PROFITS     STOCK     TOTAL
BALANCE 12/31/95  $179    $2,303      $19      $4,852      $15    $7,368

Cancellation
 of Stock                                                              0

Capital in
 Excess of Par
 Retired                                                               0

Change in
 unrealized
 gain on
 securities AFS                        (27)                          (27)

Net Income                                          6                  6

Balance 09/30/96  $179    $2,303       $(8)    $4,858      $15    $7,347

BALANCE 12/31/94  $179    $2,309       $52     $4,708       $9    $7,257

Cancellation
 of stock                   (6)                                       (6)

Capital in
 Excess of Par
 Retired                                                    6          6

Change in
 unrealized
 gain on
 securities AFS                        (32)                          (32)

Net Income                                        711                711

Balance 9/30/95   $179    $2,303       $20     $5,419     $15     $7,936


                         BOL BANCSHARES, INC.

                      STATEMENTS OF CASH FLOWS(1)

          FOR THE NINE MONTHS ENDED SEPT 30, 1996 AND 1995
                              (Unaudited)

(Amounts in thousands)

                                                  1996           1995
OPERATING ACTIVITIES
Net Income (Loss)                            $       6      $    711
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided by
 (Used in) Operating Activities:
Provision for Loan Losses                        1,459           619
Depreciation & Amortization Expense                261           141
Amortization of Investment Security
   Premiums                                        (42)           20
Accretion of Investment Security
   Discounts                                         2           (35)
(Decrease)Increase in Deferred
Income Taxes                                      (374)          (53)
(Gain) Loss on Sale of Property &
   Equipment                                         2           (22)
(Gain) Loss on Sale of Other Real
   Estate                                            3           (80)
Decrease (Increase) in Other Assets
   and Prepaid Taxes                              (237)        1,689
(Decrease) Increase in Other
   Liabilities & Accrued Interest                 (310)           58
Net Decrease (Increase) in Mortgage
   Loans Held for Resale                           159            (0)
Undistributed Equity Method Income                   0            34
Gain on Sale of AFS Securities                       0             0
     NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                   929         3,082

INVESTING ACTIVITIES
Proceeds from Sale of AFS Securities                 7             0
Proceeds from AFS Securities
   Released at Maturity                            978             0
Purchases of AFS Securities                     (1,000)         (984)
Proceeds from HTM Investment
   Securities Released at Maturity               7,558         5,000
Purchases of HTM Investment Security            (5,453)            0
Proceeds from Sale of Property &
   Equipment                                         3            28
Purchases of Property & Equipment                 (449)         (780)
Proceeds from Sale of Other Real
   Estate                                          293           405
Purchases of Other Real Estate                      (3)            0
Net Decrease (Increase) in Loans                 1,612        (6,466)
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                      3,546        (2,797)

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand
   Deposits, Interest Bearing Deposits
   Savings Accounts, & CD's                     (3,532)        4,229
Proceeds from Issuance of Long-Term Debt             0             0
Retirement of Stock                                  0            (6)
Dividends Paid                                       0             0
Principal Payments on Long Term Debt                (3)          (32)
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                     (3,535)         4,191

Net Increase (Decrease) in Cash &
  Cash Equivalents                                 940          4,476
Cash & Cash Equivalents at Beginning
  of Year                                       17,411         13,104
CASH & CASH EQUIVALENTS AT END
       OF PERIOD                             $  18,351      $  17,580

(1) Prior periods have been conformed to current-period presentation. See Accompanying Notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Sept 30, 1996

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended Sept 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

Note 2.  PER SHARE DATA

     Income per common share data are based on the weighted average number of share outstanding of 179,145 and 179,145 at Sept 30, 1996 and 1995 respectively.

Note 3.  CONTINGENCIES

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

Note 4. IMPAIRED LOANS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" in May, 1993. In October, 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amends SFAS No. 114. These standards require the measurement of certain impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rates. Adoption of SFAS Nos. 114 and 118 is required for fiscal years beginning after December 15, 1994. The Bank adopted these statements beginning January 1, 1995; the adoption had no material impact on the Company's consolidated financial statements.
     A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collect concerns.
     Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
     For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
     If the measure of the impaired loan is less than the recorded investment in the loan, including accrued interest, net deferred loan fees or costs, and unamortized premium or discount, the Bank recognized the impairment.
     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of Sept 30, 1996, the Bank did not have any impaired loans.

Note 5. WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 115.25% from $1,980 thousand at Sept 30, 1995 to $4,262 thousand at Sept 30, 1996.

Note 6. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Bank's financial instruments are as follows:

(Amounts in thousands)
                                                  Sept 30, 1996
                                        Carrying Amount     Fair Value
Financial Assets:
     Cash and Short Term Investments      $  18,351           $  18,351
     Investment Securities                    9,045               9,053
     Loans                                   72,280              72,132
     Less: Allowance for Loan Losses          1,500               1,500
                                          $  98,176           $  98,036

Financial Liabilities:
     Deposits                             $  94,438           $  94,487


Unrecognized Financial Instruments:
     Commitments to Extend Credit         $     279           $     279
     Commercial Lines of Credit                 146                 146
     Credit Card Arrangements                76,592              76,592
                                          $  77,017           $  77,017

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1)


(Amounts in thousands)
                               Third Quarter 1996     Second Quarter 1996
                                     Interest                Interest
                              Average Income/ Yield   Average Income/ Yield
                              Balance Expense  Rate   Balance Expense  Rate
ASSETS
 Interest-earning assets:
  Loans (2)               $   73,346  $ 2,848  3.88% $ 75,975 $2,865  3.77%
  Securities (HTM)             8,062      113  1.40%    7,988    112  1.40%
  Securities (AFS)             1,093       13  1.19%    1,109     13  1.17%
  Interest Bearing Deposits        0        0               0      0
  Federal Funds Sold           9,969      130  1.30%    9,845    129  1.31%
TOTAL INTEREST-EARNING ASSETS 92,470    3,104  3.36%   94,917  3,119  3.29%

 Allowance for loan losses    (1,453)                  (1,526)
 Non interest-earning assets:
  Cash and due from banks      5,657                    5,978
  Premises and equipment       2,689                    2,652
  Other real estate            1,699                    1,851
  Other assets                 2,698                    1,997
TOTAL NONINTEREST-EARNING
     ASSETS                   12,743                   12,478
          TOTAL ASSETS    $  103,760                 $105,869

LIABILITIES AND STOCKHOLDERS EQUITY
 Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts         $   12,535  $    77  .61%  $ 12,301 $   68   .55%
     Money market deposit a/c  7,417       51  .69%     7,314     45   .62%
     Savings and other consumer
       time deposits          38,516      344  .89%    40,259    378   .94%
     Certificates of deposits
       of $100,00 or more      1,136       13 1.14%     1,260     12   .95%
TOTAL INTEREST-BEARING
     DEPOSITS                 59,604      485  .81%    61,134    503   .82%

Long-term debt                 2,387       57 2.39%     2,388     57  2.39%
TOTAL INTEREST-BEARING
     LIABILITIES              61,991      542  .87%    63,522    560   .88%

Noninterest-bearing liabilities:
  Demand deposits             32,891                   33,244
  Other liabilities            1,602                    1,522
TOTAL NONINTEREST-BEARING
     LIABILITIES              34,493                   34,766
  Total stockholders' equity   7,276                    7,581
TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY  $  103,760                 $105,869

SPREAD AND NET YIELD
     Interest rate spread                     2.48%                   2.40%
     Net interest income/margin       $ 2,562 2.77%           $2,559  2.70%

(1) Prior periods have been conformed to current-period presentation
(2) Excludes unearned income. For purposes of yield computations, nonaccrual loans are included in loans outstanding.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1) (Continued)

<Amounts in thousands)
                              Nine Months Ended       Nine Months Ended
                                 Sept 30, 1996           Sept 30, 1995
                                     Interest                Interest
                              Average Income/ Yield   Average Income/ Yield
                              Balance Expense  Rate   Balance Expense  Rate
ASSETS
 Interest-earning assets:
  Loans (2)               $   74,358  $ 8,567 11.52% $ 69,227 $7,411 10.70%
  Securities (HTM)             8,346      347  4.16%   13,067    526  4.03%
  Securities (AFS)             1,108       42  3.79%      920     50  5.43%
  Interest Bearing Deposits        0        0              81      4  5.54%
  Federal Funds Sold           9,846      389  3.95%    9,003    394  4.38%
TOTAL INTEREST-EARNING ASSETS 93,658    9,345  9.98%   92,298  8,385  9.08%

 Allowance for loan losses    (1,402)                    (980)
 Non interest-earning assets:
  Cash and due from banks      5,895                    5,761
  Premises and equipment       2,632                    2,172
  Other real estate            1,861                    2,594
  Other assets                 2,083                    2,224
TOTAL NONINTEREST-EARNING
     ASSETS                   12,471                   12,751
          TOTAL ASSETS    $  104,727                 $104,069

LIABILITIES AND STOCKHOLDERS EQUITY
 Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts         $   12,187  $   194 1.59%  $ 11,536 $  203  1.76%
     Money market deposit a/c  7,435      152 2.04%     7,938    170  2.14%
     Savings and other consumer
       time deposits          39,485    1,092 2.77%    39,567  1,174  2.97%
     Certificates of deposits
       of $100,00 or more      1,180       39 3.31%     1,627     49  3.01%
TOTAL INTEREST-BEARING
     DEPOSITS                 60,287    1,477 2.45     60,668  1,596  2.63%

Long-term debt                 2,388      173 7.24%     2,397    168  7.01%
TOTAL INTEREST-BEARING
     LIABILITIES              62,675    1,650 2.63%    63,065  1,764  2.80%

Noninterest-bearing liabilities:
  Demand deposits             33,106                   31,747
  Other liabilities            1,502                    1,570
TOTAL NONINTEREST-BEARING
     LIABILITIES              34,608                   33,317
  Total stockholders' equity   7,444                    7,687
TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY  $  104,727                 $104,069

SPREAD AND NET YIELD
     Interest rate spread                     7.35%                   6.29%
     Net interest income/margin       $ 7,695 8.22%           $6,621  7.17%

(1) Prior periods have been conformed to current-period presentation
(2) Excludes unearned income. For purposes of yield computations, nonaccrual loans are included in loans outstanding.

                         BOL BANCSHARES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Sept 30, 1996

     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.

FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $93,658 thousand in the third quarter of 1996, a $1,360 thousand increase from the third quarter of 1995 average of $92,298 thousand. Compared to the third quarter of 1995 average loans decreased $5,131 thousand (7.41%) and federal funds sold increased $843 thousand (9.36%) while investment securities decreased $4,533 thousand (32.41%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $1,394 thousand (1.89%) over the third quarter of 1995.


TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

(Amounts in thousands)
                       9/30/96     % of   6/30/96   % of    9/30/95    % of
                                   Total            Total             Total
Real Estate Mortgages   $23,065   31.91%  $23,588   31.14%  $21,832  29.63%
Commercial Loans          5,494    7.60%    5,222    6.89%    5,732   7.78%
Mortgage Loans Held
 for Resale                  97     .13%       95     .14%        0    .00%
Personal Loans            4,332    5.99%    4,435    5.85%    6,454   8.76%
Credit Cards             39,146   54.17%   42,149   55.64%   39,226  53.25%
Overdrafts                  146     .20%      261     .34%      430    .58%
TOTAL LOANS             $72,280  100.00%  $75,750  100.00%  $73,674 100.00%

     Securities Held to Maturity. Average securities held to maturity decreased $4,721 thousand (36.13%) from the third quarter of 1995.
Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale increased $188 thousand 20.43% from the third quarter of 1995. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $843 thousand 9.36% up from the third quarter of 1995. This increase is mainly due to the decrease in the investment security portfolio.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.

     Loans are placed on a nonaccrual status when there is uncertainty about the timely payment of principal and interest. When a loan is on nonaccrual status, interest income is no longer accrued and is only recognized when received. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual.
     Nonperforming assets, which include nonaccrual loans and foreclosed assets, totaled $2,015 thousand at Sept 30, 1996 as compared to $3,076 thousand at Sept 30, 1995. Other real estate totaled $1,699 thousand at Sept 30, 1996 as compared to $2,446 thousand at Sept 30, 1995.


Table 2 - NONPERFORMING ASSETS

(Amounts in thousands)
                               09/96   06/96   03/96   12/95  09/95
Nonaccrual Loans              $  316  $  288  $  139  $  235  $  630
Other Real Estate              1,699   1,699   2,052   1,994   2,446
 TOTAL NONPERFORMING           2,015   1,987   2,191   2,229   3,076
      ASSETS
Accruing loans past due
 90 days or more               1,754   4,289   2,074   1,062   1,715
Reserve for loan losses        1,500   1,502   1,505   1,500     958
Nonperforming assets as
 a percentage of loans
 plus foreclosed assets        2.72%   2.57%   2.82%   2.90%   4.20%
Reserve for loan losses
 as a percentage of
 nonperforming loans          74.44%  75.59%  68.72%  67.30%  31.15%

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the reserve for possible loan losses for the third quarter and the first nine months of 1996 and 1995. The reserve for loan losses as a percentage of loans increased from 1.35% at Sept 30, 1995 to 2.08% at Sept 30, 1996. The net charge-off (recoveries) as a percentage of average loans decreased from 0.88% at Sept 30, 1995 to 0.83% at Sept 30, 1996.

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

TABLE 3 - RESERVE FOR POSSIBLE LOAN LOSSES

(Amounts in thousands)
                                        Three Months Ended  Nine Months Ended
                                             Sept 30             Sept 30
                                        1996       1995       1996    1995
Balance at beginning of period        $1,502      $ 940      $1,500   $935
     Loans charged off                  (905)      (370)     (2,052)  (900)
     Recoveries                          276         95         593    294
Net (charge-offs) recoveries            (629)      (275)     (1,459)  (606)
Provision for loan losses                627        288       1,459    619
Additional Reserve from Proprietors        0          5           0     10
BALANCE AS END OF PERIOD               1,500        958       1,500    958
Reserve for possible loan losses
 as a percentage of loans               2.08%      1.35%      2.08%  1.35%
Net (charge-offs) recoveries as a
 percentage of average loans            0.83%      0.40%      1.92%  0.88%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $93,393 thousand in the third quarter of 1996, an increase of $978 thousand (1.06%) from $92,415 thousand in the third quarter of 1995. Average core deposits were $92,213 thousand for the third quarter of 1996 down from $93,942 thousand in the third quarter of 1995. Table 4 presents the composition of average deposits for the three quarters ending Sept 30, 1996, June 30, 1996 and Sept 30, 1995.

TABLE 4 - DEPOSIT COMPOSITION

(Amounts in thousands)

                         09/96             06/96              09/95
                         Average   % of   Average  % of     Average   % of
                         Balance   Dep.   Balance  Dep.     Balance   Dep.
Demand, noninterest-
  bearing                $33,106  35.45%  $33,247  34.90%   $31,672  33.27%
NOW accounts              12,187  13.05%   12,301  12.91%    12,863  13.51%
Money Market deposit       7,435   7.96%    8,198   8.61%     7,995   8.40%
  accounts
Savings accounts          25,317  27.11%   25,933  27.22%    27,286  28.67%
Other time deposits       14,168  15.17%   14,326  15.04%    14,126  14.84%
TOTAL CORE DEPOSITS       92,213  98.74%   94,005  98.68%    93,942  98.69%
Certificates of
 deposit of $100,000
 or more                   1,180   1.26%    1,260   1.32%     1,246   1.31%
TOTAL DEPOSITS           $93,393 100.00%  $95,265 100.00%   $95,188 100.00%

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

RESULTS OF OPERATION

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material.
     Net interest income for the first nine months of 1996 increased $1,074 thousand over the same period last year, and increased $2 thousand from the second quarter of 1996. The net interest income margin increased to 8.22% for the third quarter of 1996 from 7.17% for the third quarter of 1995.


QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

(Amounts in thousands except per share data)

                              Three Months Ended         Nine Months Ended
                              9/96      6/96      9/95      9/96      9/95


Interest Income             $ 3,103   $ 3,119   $ 2,915   $ 9,345  $ 8,385
Interest Expense                542       560       637     1,650    1,764
     Net Interest Income      2,561     2,559     2,278     7,695    6,621
Provision for Loan Loss         627       410       288     1,459      619
     Net Interest Income
      after Provision         1,934     2,149     1,990     6,236    6,002
Noninterest income:
     Noninterest income         577       611       627     1,803    1,945
     Securities gains             0         0         0         0        0
Noninterest income              577       611       627     1,803    1,945
Noninterest expense           2,834     2,654     2,226     7,952    6,715
     Income before taxes       (323)      106       391        87    1,232
Income tax expense             (104)       64       168        81      521
     NET INCOME (LOSS)         (219)       42       223         6      711

Income per common share      ($1.22)    $0.23     $1.25     $0.03    $3.97
Average common shares
      outstanding               179       179       179       179      179

Selected Quarter-End Balances
     Loans                  $72,280   $75,750   $73,674
     Deposits                93,839    94,877    95,992
     Long-term debt           2,386     2,387     2,389
     Stockholders' equity     7,347     7,580     7,936
     Total assets           105,033   106,442   107,916

Selected Average Balances
     Loans                  $73,346   $75,975   $70,276   $74,358  $69,227
     Deposits                92,495    94,378    95,188    93,393   92,415
     Long-term debt           2,387     2,388     2,390     2,388    2,397
     Stockholders' equity     7,276     7,581     7,918     7,444    7,687
     Total assets           103,760   105,869   107,970   104,727  104,069


Selected Ratios
 Return on average assets    (0.21%)    0.04%     0.21%     0.01%     0.68%
 Return on average equity    (3.01%)    0.55%     2.82%     0.08%     9.25%
 Tier 1 risk-based capital   12.07%    11.76%    12.19%
 Total risk-based capital    13.33%    13.02%    13.42%
 Leverage ratio               8.82%     8.76%     9.13%

(1) Prior periods have been conformed to current-period presentation.

NONINTEREST INCOME

     Noninterest income for the third quarter of 1996 decreased $51 thousand or 8.13% from the same period last year. For the first nine months of 1996 compared to 1995 noninterest income decreased 7.30% from $1,945 thousand to $1,803 thousand. The major categories of noninterest income for the three months ended Sept 30, 1996 and 1995 and the nine months ended Sept 30, 1996 and 1995 are presented in Table 5.


TABLE 5 - NONINTEREST INCOME (1)

(Amounts in thousands)
                         Three Months Ended         Nine Months Ended
                                         Percent                  Percent
                        9/96     9/95   Increase    9/96    9/95 Increase
                                        Decrease                 Decrease
Service Charges        $ 162     $ 173   (6.36%)  $  485  $  520  (6.73%)
NSF Charges              191       195   (2.05%)     594     576   3.13%
Earnings in Equity
 Subsidiary                0         0    N/M          0    (35)   (100%)
Gain on Sale of
 Securities                0         0    N/M          0       0    N/M
Cardholder & Other
 Cr Cd Income            107       102    4.90%      327     331  (1.21%)
Membership Fees           55        56   (1.79%)     171     187  (8.56%)
Data Processing &
 Items Processing          7         7    0.00%       20      22  (9.09%)
Other Comm & Fees         26        24    8.33%       76     120 (36.67%)
ORE Income                 5        16  (68.75%)      17      40 (57.50%)
Gain on Sale of
 ORE                       0        20 (100.00%)       7      80 (91.25%)
Other Income              23        34  (32.35%)     106     104   1.92%
  TOTAL NONINTEREST
    INCOME             $ 576     $ 627   (8.13%)  $1,803  $1,945  (7.30%)

N/M = Not meaningful
(1) Prior periods have been conformed to current-period presentation.

NONINTEREST EXPENSE

     Noninterest expense for the third quarter of 1996 increased $1,237 thousand or 18.42% from the same period last year. The major categories of noninterest expense for the nine months ended Sept 30, 1996 and 1995 are presented in Table 6. The increase from the same period last year is mainly due to communications, postage and loan & credit card expenses.

TABLE 6 - NONINTEREST EXPENSE (1)

(Amounts in thousands)
                         Three Months Ended         Nine Months Ended
                                         Percent                  Percent
                        9/96     9/95   Increase    9/96    9/95 Increase
                                        Decrease                 Decrease
Salaries & Benefits   $1,065    $  951   11.99%   $3,131  $2,833   10.52%
Loss on Litigation         0         0    N/M          0       0     N/M
Occupancy Expense        504       437   15.33%    1,372   1,272    7.86%
Advertising Expense       70        94  (25.53%)     229     254  (9.84%)
Communications           106        66   60.61%      283     189   49.74%
Postage                  172        84  104.76%      455     212  114.62%
Loan & Credit Card
 Expense                 298       198   50.51%      893     620   44.03%
Professional Fees         85        77   10.39%      263     188   39.89%
Legal Fees                80        57   40.35%      205     161   27.33%
Insurance & Assessments   21        16   31.25%       71     179 (60.34%)
Stationery, Forms &
 Supply                  119        84   41.67%      348     276   26.09%
Federal Reserve Charges   24        24    N/M         70      70    N/M
ORE Expenses              60        38   57.89%      194     145   33.79%
Other Operating Expense  224       100  124.00%      438     316  38.61%
  TOTAL NONINTEREST
    EXPENSE           $2,828    $2,226   27.04%   $7,952  $6,715   18.42%

N/M = Not meaningful
(1) Prior periods have been conformed to current-period presentation.


INCOME TAXES

     The Company recorded a provision for income taxes of $81 thousand for the third quarter of 1996 and $521 thousand for the third quarter of 1995.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7 - QUARTERLY SELECTED CAPITAL ADEQUACY RATIOS


                              9/96      6/96       3/96     12/95     9/95
 Risk-based capital
Tier 1 risk-based
  capital ratio               12.07%    11.76%    11.75%    11.46%    12.19%
Total risk-based
  capital ratio               13.33%    13.02%    13.00%    12.72%    13.42%
 Leverage ratio                8.82%     8.76%     8.79%     8.54%     9.13%


LIQUIDITY

     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at each executive committee meeting of the Bank's officers. The Bank has no long term debt and maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 30.07% at Sept 30, 1996, 27.81% at June 30, 1996, and 30.15% at Sept 30, 1995.
     The Bank's policy is to manage its liquidity through normal operations, so that there is no need to make unplanned sales of assets or to borrow funds under adverse conditions. This policy not withstanding, the Bank has also established other potential sources of funds. Management has no knowledge of any trends, events or uncertainties that would have a material effect on liquidity.

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


                                        BOL BANCSHARES, INC.
                                        (Registrant)

October 23, 1996                        Peggy L. Schaefer
Date                                    Peggy L. Schaefer
                                        Treasurer