Form 10-K
period 1996-12-31
BOL BANCSHARES INC
filed 1997-03-31
CIK 832818

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-K
           Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
For the fiscal year ended                         December 31, 1996
     Commission file Number                            01-16934
                           BOL BANCSHARES, INC.
          (Exact name of registrant as specified in its charter.)

          Louisiana                          72-1121561
      (State of incorporation)           (IRS Employer Identification No.)

     300 St. Charles Avenue, New Orleans, La.    70130
   (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:    (504) 889-9400


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:      NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes         X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].
State of aggregate market value of the voting stock held by non affiliates of the Registrant as of February 28, 1997.

                        Approximately $396,054 (a)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

Common Stock:  $1.00 par value;  179,145 shares outstanding as of February
28, 1997.



(a) For the purposes of this computation, shares owned by directors and executive officers have been excluded.

                       Cross Reference Index                      Page
Part I
Item 1:   Business                                                  3
Item 2:   Properties                                                7
Item 3:   Legal Proceedings                                         8
Item 4:   Submission of Matters to a Vote of Security Holders       8

Part II

Item 5:   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                   9
Item 6:   Selected Financial Data                                   9
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                 11
Item 8:   Financial Statements and Supplementary Data              38
Item 9:   Changes in and Disagreements with Accountants and Financial
          Disclosure                                               32


Part III

Item 10:  Directors and Executive Officers of the Registrant       32
Item 11:  Executive Compensation                                   33
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                               34

Item 13:  Certain Relationships and Related Transactions           34

Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8K
          (a)Financial Statements
               Independent Auditor's Report Consolidated Balance Sheets 38
               Consolidated Statements of Income                     40
               Consolidated Statements of Changes in Stockholder's Equity41
               Consolidated Statements of Cash Flow                  42
               Notes to Consolidated Financial Statements            44
               Independent Auditor's Report on Supplementary Information
                    Schedules I, II, III                              62
          (b) Reports on Form 8-K                                   NONE
          (c) Schedules and Exhibits
               Article 9                                              68

Item 1
Business of the Company and the Bank
    Here and after BOL Bancshares, Inc. shall be referred to as the Company and subsidiary Bank of Louisiana shall be referred to as the Bank.

History and General Business
      The Company was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company remained inactive until April 29, 1988, when it acquired the Bank in a three-bank merger of the Bank of Louisiana in New Orleans (the "Old Bank"), Bank of the South ("South Bank"), and Fidelity Bank & Trust Company, all Louisiana state-chartered banks. The Old Bank was the surviving bank in the merger and subsequently changed its name to the Bank's current name. The merger was originally accounted for as a "purchase", but after discussions with the Securities and Exchange Commission, the accounting treatment of the merger was changed to a manner similar to a "pooling of interests". [Since the change in accounting treatment, the Company has recast its financial statements, to reflect "pooling" accounting.] In addition, at the time of the bank's merger, the Company merged with BOS Bancshares, Inc., a Louisiana corporation and the registered bank holding company for South Bank. The Company was the surviving entity in that merger. The Company is the sole shareholder and registered bank holding company of the Bank.
      Other than owning and operating the Bank, the Company may also engage, directly or through subsidiary corporations, in those activities closely related to banking that are specifically permitted under the BHC Act. See "Supervision and Regulation". The Company, after acquiring the requisite approval of the Board of Governors of the Federal Reserve System (the "FRB") and any other appropriate regulatory agency, may seek to engage de novo in such activities or to acquire companies already engaged in such activities. The Company has not conducted, and has no present intent to conduct, negotiations for the acquisition or formation of any entities to engage in other permissible activities. There can be no assurance, however, that the Company will not form or acquire any other entity.
       If the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in the line of business or permissible activity in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital. See "Business of the Company and the Bank Territory Served and Competition".
Banking Industry
     The Company derives its revenues largely from dividends from the Bank. As is the case with any financial institution, the profitability of the Bank is subject, among other things, to fluctuating availability of money, loan demand, changes in interest rates, actions of fiscal and monetary authorities, and economic conditions in general. See "Business of the Company and the Bank", "Supervision and Regulation", and "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company and the Bank".
Banking Products and Services
      The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts ("IRAs"), savings and other time deposits of various types, and business, realestate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below. Other services include letters of credit, safe deposit boxes, money orders, traveler's checks, credit cards, wire transfer, electronic banking, night deposit, and drive-in facilities. Prices and rates charged for services offered are competitive with the area's existing financial institutions.
     The Company offers a wide variety of fixed and variable rate loans to qualified borrowers. With regard to interest rates, the Bank continues to meet legal standards while remaining competitive with the existing financial institutions in its market area.
The specific types of loans that the Bank offers include the following:

     Consumer Loans. The Company's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational and government-sponsored student loans.

     Real Estate Loans. The Company's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
     Commercial Loans (Secured and Unsecured). The Company's commercial loans consist of working capital loans, accounts receivable loans, and inventory loans to small businesses.
     Credit Cards. The Company offers a variety of nationally recognized credits cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 1996, the Company held $25,264,799 in credit card receivables.
     Proprietary Accounts. The Company has a number of proprietary accounts it services. The Company's proprietary accounts consist largely of small to medium sized merchants who have issued their own privatelabel credit cards. The Company acquires these credit card accounts at a discount, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 1996, the Company held $11,343,765 in proprietary accounts.
     Mortgage Lending. The Company offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Company sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

Lending Policy of The Company
     Lending authority is delegated by the Board of Directors of the Company to loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers. The Company provides written guidelines for lending activities. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Real estate loans usually are made only when such loans are secured by real property located in the Company's primary market area. Unsecured loans, except credit card loans and proprietary accounts, are normally made by the Company only to persons who maintain depository relationships with the Company.
     Under certain circumstances the Company takes investment securities as collateral for loans. If the purpose of the loan is to purchase or carry margin stock, the Company will not advance loan proceeds of more that 10% of the market value of the stock serving as collateral; provided that the stock is considered "Blue Chip". To the extent the issuing company is not considered "Blue Chip", the percentage of loan to value decreases. If the loan proceeds will be used for purposes other than purchasing or carrying margin stock, the Company generally will lend up to 70% of the current market value of the stock serving as collateral.
     Making loans to businesses for working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Company's policy to secure these loans.
The Company does not generally make commercial loans secured by inventory, furniture, fixtures, equipment, or accounts receivable.
The great majority of the Company's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans), because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions. The Company requires that qualified outside appraisers determine the value of any real estate taken as collateral, and the Company will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.
     The Company originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the primary market area. Residential construction loans are made pursuant to Loan Policy guidelines, which are approved by the Company's Loan Committee. Specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately five builders in the Loan Policy guidelines. Each loan is individually reviewed and approved by the loan officer and is subject to a third-party appraisal, and a maximum 100% of the builder's cost, but in no event to exceed 80% of the appraised value loan-to-value ratio.
     These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 1996, approximately

$345,000 (0.50% of net loans) was outstanding on total residential construction loans, of which none was for acquisition and development loans.
      The Company does not have a rollover policy. Any loan renewal request is reviewed in the same manner as an application for a new loan.
        Inter-agency guidelines adopted by federal bank regulators including the FDIC went into effect, mandating that financial institutions establish real estate lending policies. The guidelines also established certain maximum allowable real estate loan-to-value standards. The Company has adopted the federal standards as its maximum allowable standards, but has had in the past and now has in place loan policies which are, in some cases, more conservative than the FDIC guidelines. The FDIC standards require maximum allowable loanto-value ratios for various types of real estate loans as set forth below:

                             Maximum Allowable

Loan Category                                Loan-to-Value Percent
Land                                                   65%
Land development                                       75%
Construction:
Commercial, multifamily (1) and other nonresidential   80%
One-to-four family residential                         85%
Improved property                                      85%
Owner-occupied-one-to-four family and home equity (2)  N/A
_____________

(1)  Multifamily construction includes condominiums and cooperatives.
(2) A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, one-to-four family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral should be required.
       Potential specific risk elements associated with each of the Company's lending categories are as follows:

Credit cards   Employment status, changes in local economy, unsecured
               credit risks
Installment
 loans to
individuals   Employment status, changes in local economy, difficulty in monitoring collateral (vehicle, boats, mobile homes) and
               limited personal contact as a result of indirect lending
               through dealers
Commercial,
 financial and
 agricultural  Industry concentrations, difficulty in monitoring the valuation of collateral (inventory, accounts receivable
               and vehicles), borrower management expertise, increased
               competition, and specialized or obsolete equipment as
               collateral
Real Estate-
construction  Inadequate collateral and long-term financing agreements
Real Estate-
residential   Changes in local economy and caps on variable rate loans


     Management believes that the outstanding loans included in each of these categories do not represent more than the normal risks associated with these categories, as described above. The Company's underwriting and asset quality monitoring systems focus on minimizing the risks outlined above.

Loan Review and Nonperforming Assets
     The Company's Loan Committee reviews its loan portfolio to determine deficiencies and corrective action to be taken. The Loan Committee attempts to review 100% of its loan portfolio annually, excluding credit cards and consumer installment loans. The results of the reviews are presented to the Company's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the Loan Committee. A summary report is reviewed monthly by the Company's Executive Committee of the Board of Directors.
     In late 1994, and early 1995, the Company undertook a mass solicitation to generate new credit card accounts at which time the approval criteria for issuing a credit card was obviated by the credit card department. Once this inadequacy was discovered in late 1995, and early 1996, senior executive management immediately took steps to remedy the situation by reinforcing the credit card approval criteria and forming a credit card committee comprised of various officers who meet weekly and report directly to the management committee of the Company consisting of Messrs. Scott and Comiskey and certain other executive officers.
    New credit card accounts are now reviewed on a daily basis for compliance with Company credit policy. Review procedures include a determination of whether the appropriate review of employment, residence, and other information has been completed, calculation of the borrower's debt coverage ratio, and analysis of the borrower's credit history to determine if it meets established Company criteria. Policy exceptions are analyzed daily. Delinquencies are monitored daily. Credit card accounts and proprietary accounts without reserves are charged off after 180 days past due in accordance with industry norms and FDIC regulations. Proprietary accounts with reserves are charged back against the proprietor after seven consecutive no payments, although this policy will change to six consecutive no payments beginning January 1, 1997.
      A provision for loan losses and a corresponding increase in the allowance for possible loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency, and current economic conditions.

Asset/Liability Management
     The Company's Asset/Liability Committee is composed of officers of the Company who are charged with managing the assets and liabilities of the Company. The Committee attempts to manage asset growth, liquidity, and capital in order to maximize income and reduce interest rate risk. The Committee directs the Company's overall acquisition and allocation of funds. At its monthly meetings, the Committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds. The Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities, the ratio of allowance for loan losses to outstanding and nonperforming loans, and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the economy.
Investment Policy
    The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The policy is reviewed at least annually by the Company's Board of Directors. The Board of Directors of the Company is provided information monthly concerning sales, purchases, resulting gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.
Territory Served and Competition
      Market Area. The market area for the Company is defined in the Company's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Company has branch offices in Orleans, Jefferson and St. Tammany Parishes.
     Population. From 1980 to 1996, the population of New Orleans remained constant with approximately 500,000 persons. The population of Jefferson and St. Tammany Parishes were approximately 650,000 as of December 31,
1996.
     Competition. The Company competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Company is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
     Economy. The economy of New Orleans is supported by the tourism, shipping and energy industries. The Company has no material concentration of deposits from any single customer or group of customers, nor is a significant portion of its loans concentrated in a single industry or group of related industries. There are no material seasonal factors that have any adverse effect on the Company. The Company does not rely on foreign sources of funds or income, and the Company does not expend any material percentage of its income in complying with applicable environmental laws. Employees
    As of December 31, 1996, the Company had approximately 173 fulltime and approximately 14 part-time employees. The Company considers its relationship with its employees to be very good. The employee benefit programs provided by the Company include group life and health insurance, paid vacations, and sick leave. The Company has no employees who are not employees of the Company. See "Item 11, Executive Compensation".
Item 2
Property
     In addition to its main office, the Company has six branch locations and an operations center. Set forth below is a description of the offices of the Company.
     Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana.
On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. The purchase was financed by a loan from director Edward J. Soniat to the Company. As of December 31, 1996, there is a balance of $84,233 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. See
"Management Certain Transactions". The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Company occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The initial term of the club's lease is for 25 years, expiring on December 15, 2003.
     Carrollton Branch. The Carrollton Branch of the Company is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans,
Louisiana. The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The
Company leases the office space on a month-to-month basis from Carrollton Central Plaza. The Company pays $2,866 per month in lease payments. The Company is planning to close this branch and relocate to 3401 South Carrollton Avenue, New Orleans, Louisiana. In mid 1995, the Company applied for building and zoning permits with the city of New Orleans, which are currently pending approval. If such permits are not attained the Company will remain at the Dublin Street location. This branch will be a full service branch office of the Company. The new branch will be leased for $1,400 per month which is set through the year 2000, with an increase to $1,500 per month from the year 2001 through 2003. Adjoining this branch location is a vacant lot, under long-term lease to the Company, that will be used as a parking lot. Both properties are leased from Nelly Romero. Management anticipates expending approximately $185,000 for renovations at this location, if the appropriate permits are obtained.
     Severn Branch. The Severn Branch of the Company is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Company leases the office space from Severn South Partnership, an affiliate of the Company.
See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated August 14, 1992, the lease commenced on May 1,
1991, and terminates on May 31, 1999. The lease payments are $12,386, plus a percentage of operating costs, per month.
     Oakwood Branch. The Oakwood Branch of the Company is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space which includes 1,560 square feet of drive-in facility and parking is provided by the shopping center. The Company leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 1991, and terminates on May 31, 2001. The lease payments are $9,343 per month.
     Lapalco Branch. The Lapalco Branch of the Company is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Company leases the building from Belle Meade Developers. The lease commenced on January 1, 1996, and terminates on January 1, 2001. The lease payments are $5,508 per month.
     Gause Branch. The Gause Branch of the Company is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The premises consist of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Company owns the building and underlying land upon which this branch is situated. The Company occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 1996 totaled $79,843.
      Tammany Mall Branch. The Tammany Mall Branch of the Company is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Company leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the

Company. See Item 13, Certain Relationships and Related Transactions. The lease payments are $6,200 per month.
     Operations Center. The Company's operations center, housing its data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four story office building, and parking is provided for approximately 200 cars. The Company leases 20,770 square feet from Severn South Partnership, an affiliate of the Company, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated June 1, 1995, amending both leases, the leases commenced on May 1, 1991, and will terminate on May 31, 1999. The lease payments total $27,421, plus a percentage of operating costs, per month.

Item 3
Legal Proceedings
     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1996, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgement pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
       The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
    1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. The trial is scheduled for March 17, 1997. The Company intends to continue to defend vigorously the claims asserted in the suit.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
    2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned "nonsufficient funds". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
Item 4 Submission of Matters to a Vote of Security Holders
       There were no matters submitted, during the fourth quarter of fiscal year 1996, to a vote of security holders, through the solicitation of proxies.

Item 5
Market for Registrant's Common Equity and Related Stockholder Matters
There is no established trading market in the shares of Bank Stock as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 1995, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Bank Stock would trade. As of December 31, 1996, the Company had approximately 700 shareholders of record.

1996

                              High       Low
First Quarter                  $ 7.00   $5.00
Second Quarter                   7.00    5.00
Third Quarter                    7.00    5.00
Fourth Quarter                   7.00    5.00

1995


First Quarter                    7.00    5.00
Second Quarter                   7.00    5.00
Third Quarter                    7.00    5.00
Fourth Quarter                   7.00    5.00

Principal Shareholders
     Other than directors, officers, and directors and officers as a group identified in the table in Directors and Executive Officers of the Company, there were no persons who, to the knowledge of management of the Company, beneficially owned 5% or more of the Company Common Stock as of December 31, 1996.

Item 6
Selected Consolidated Financial Data of the Company
  The following selected financial data should be read in conjunction with Management's Discussions and Analysis of Financial Condition and Results of Operations of the Company which follows and the Company's financial statements and related notes included elsewhere herein.

                                        For The Years Ended December 31,
                              1996       1995      1994     1993   1992
                             (dollars in thousands, except per share data)
Operations:
Net Interest Income          $10,133    $9,061    $8,190    $9,668  $9,835
Provision for Loan Losses      2,040     1,749       805     1,212     421
Non-Interest Income            2,440     2,669     3,513     3,340   3,161
Non-Interest Expense          10,647     9,695    10,045    10,386  10,815
Income Tax Expense              (20)       141       205       436     683
Net Income(Loss)                (94)       145       648       974   1,077

Per Share:
 Common Shares Outstanding
                              179,145   179,145   179,258  179,599 180,617
 Net Income (Loss)             (0.52)      0.80      3.62     5.41    5.95
 Cash Dividends - Common         0.00      0.00      0.00     0.00    0.00
 Book Value at End of           40.48     41.16     40.54    37.49   31.93
   Period
 Preferred Shares
Outstanding                 2,302,811 2,302,811 2,309,103 2,324,737 2,326,123
 Cash Dividends - Preferred      0.00      0.00      0.08      0.00      0.00
Stock

Balances at End of Period:
Investment Securities          9,060    11,136    15,188     7,078    3,131
Fed Funds Sold                14,400    10,725     6,075    20,000    5,425
Loans, Net of Unearned        69,298    74,943    67,802    65,066   80,839
Interest
Allowance for Loan Losses      1,500     1,500       935       934      934
Other Real Estate Owned        1,723     1,994     2,771     3,616    4,081
Total Assets                 106,091   108,589   103,102   105,867  103,565
Total Deposits                95,141    97,386    91,764    95,488   93,818
Shareholders' Equity           7,251     7,368     7,257     6,749    5,780

Ratios:
 Return on Average Assets      -0.09%     0.14%     0.61%     0.94%   1.06%
 Return on Average Equity      -1.27%     1.87%     9.34%    15.37%  20.69%
   Primary Capital to Total
                 Assets and
 Allowance for Possible         6.93%     6.68%     6.93%     6.32%   5.53%
Loan Losses
Allowance for Possible Loan
                     Losses
 as a Percentage of Loans,     -2.16%     2.00%     1.38%     1.44%   1.16%
Net
Non-Performing Loans as a
 Percentage of Loans, Net (1)   0.47%     0.32%     0.36%     1.04%   0.60%
Non-Performing Loans as a
 Percentage of Total Assets     1.92%     2.05%     2.92%     4.04%   4.40%
(2)
Capital Ratios: Bank
 Tier 1 - Risk Weighted        12.32%    11.46%    11.87%    11.25%   8.93%
 Tier 2 - Risk Weighted        13.58%    12.72%    13.12%    12.50%  10.02%
 Leverage Ratio                 8.60%     8.54%     9.43%     8.68%   8.30%

 (1) Non-performing loans are comprised of non-accrual loans and restructured loans. As of dates reported, the Company did not have any restructured loans.
(2) Non-performing assets are comprised of non-performing loans, ORE and other repossessed assets.

Item 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS OF THE COMPANY

     The following discussion and analysis presents the more significant factors affecting the financial condition and results of operations for the years ending December 31, 1996, 1995 and 1994. The consolidated financial statements and related notes should be read in conjunction with this review.
Overview
      The Company's growth in total assets has been relatively stable during the past five years as a result of a $17,867,000 decrease in proprietary accounts and a corresponding increase Federal Funds Sold. The Company had total assets of $106,091,000 at December 31, 1996, and $103,565,000 at December 31, 1992. The Company currently operates through five locations, in the metropolitan New Orleans area and two locations in St. Tammany Parish.
     Loans comprise the largest single component of the Company's interest earning assets and provide a far more favorable return than other categories of earning assets. The Company's net loans totaled $69,299,000 at December 31, 1996.  At December 31, 1996, credit card loans make up
52.83% of the Company's loan portfolio and have been the primary reason for the Company's higher than peer group net interest margin. At December 31, 1996, the Company's net interest margin was 10.81% compared to 9.68% for the year ended December 31, 1995. The Company's peer group had a net interest margin of 4.54% at June 30, 1996, the last date the Company has this information. The decrease in net interest margin is a result of a reduction in investment securities portfolio and reinvestment primarily in Federal Funds Sold. The Company did not reinvest in investment securities due to the lack of short-term maturity investment alternatives. Otherwise, the Company would be required to invest in securities with maturities of over five years which would prevent the Company from having readily available funds in anticipation of new proprietary accounts and credit card business. Historically, credit card loans have been an important part of the Company's total loan portfolio. At December 31, 1992, credit card loans were $49,691,000 which was 61.47% of the Company's loan portfolio of $80,839,000. At December 31, 1996, credit card loans totaled $36,609,000, or 52.83% of the Company's total loans. The decrease in the Company's credit card loans is largely attributable to competition from other banks and nontraditional credit card issuers (e.g. AT&T and GMAC).
     The Company's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.
Results of Operations
Net Income
     The Company's net loss was $94,000, or $(0.52) per share in 1996, compared to net income of $144,000 or $.80 per share in 1995, a significant decrease. This $238,000 decrease was primarily due to the increase in losses suffered by the Company from its credit card portfolio. Net chargeoffs totaled $2,040,000 in 1996 as compared to $1,749,000 in 1995.
This $291,000 increase in net charge-offs occurred mainly in the Company's credit card portfolio and is a result of the economy and overburdened credit card debt of consumers. These losses are, however, consistent with the experience of many banks nationwide with respect to their credit card portfolios.
   The Company's net income decreased $503,000 or 77.62% in 1995 to
$145,000 or $.80 per share from $648,000 or $3.62 per share in 1994.
Increases in net interest income were offset by a decrease in non interest income and increases in loan loss provisions. Net income for 1994, was impaired by the loss of four large proprietary accounts due to the bankruptcies of those four proprietors. The reserve for loan losses increased 60.44% due to an addition of $566,000 in order to comply with
FDIC regulations with respect to charge-offs on credit cards. Delinquent credit card loans are charged off monthly once an account has reached six cumulative no payments in accordance with FDIC regulations as opposed to the Company's previous method of charge-offs after six consecutive no payments.
    The Company's net income decreased $326,000 or 33.47% in 1994 to
$648,000 or $3.62 per share from $974,000 or $5.41 per share in 1993.
Decreases in net interest income were offset by an increase in non interest income and decreases in loan loss provisions and non-interest expenses.
Net Interest Income Margin
     Interest income increased $837,000 or 7.28% to $12,327,000 in 1996 from $11,490,000 in 1995. This increase is mainly due to a 56.24% increase in interest income on proprietary credit card loans and the continued
growth in the credit card portfolio.
   Total interest expense decreased $236,000 or 9.72% to $2,193,000 in
1996, from $2,429,000 in 1995. This decrease is mainly due to a 17.10% decrease in interest paid on deposits due to an average interest rate paid of 3.27% in 1996 as compared to 3.60% in 1995.
     Interest income increased $1,236,000 or 12.05% to $11,490,000 in 1995 from $10,254,000 in 1994. This increase is mainly due to a 15.95% increase in interest income on credit card loans and the continued growth in the credit card portfolio.
     Total interest expense increased $364,000 or 17.63% to $2,429,000 in
1995, from $2,065,000 in    1994.  This increase is mainly due to a 22.07%
increase in interest paid on deposits due to a shift of funds from non interest bearing deposits to interest bearing deposits and from lower rate interest bearing deposits to higher rate interest bearing deposits.
     Interest income decreased $1,961,000 or 16.05% to $10,254,000 in 1994, from $12,215,000 in 1993. This decrease is mainly due to a 28.54% decrease in interest income earned on credit card loans to $5,976,000 in 1994, from $8,362,000 in 1993. This reduction resulted from the loss of four large proprietary accounts (the proprietors filed for bankruptcy) and the corresponding decrease of the Company's proprietary accounts average balance of $11,163,000 on December 31, 1994 from
$21,120,000 on December 31, 1993.  Other associated interest income accounts, such as merchant discount, late fees, and over limit fees, were also affected in 1994, due to this drop in the outstanding proprietary balances. The average rates charged on these proprietary accounts were 17.21% on December 31, 1994, and 18.04% on December 31, 1993.
     Total interest expense decreased $482,000 or 18.92% to $2,065,000 in
1994, from $2,547,000 in    1993.  This decrease is attributable to a
20.75% decrease in interest paid on deposits. The average rate paid in 1994 of 3.04% was down from 3.72% in 1993, because of a conscious effort on the part of the Company to reduce the amounts of deposits due to the loss of the four large proprietary accounts and the lack of viable alternatives to invest such funds. This reduction of rates resulted in a decrease of interest paid on interest bearing demand accounts of $123,000 from 1993 to 1994. The savings accounts interest paid were reduced by $274,000 from 1993 to 1994.
     Commercial loans average balance increased $2,262,000 or 8.42% to $29,121,000 on December 31, 1996, from $26,859,000 on December 31, 1995 due to the Company's continued positive experiences in generating new commercial loans. Interest income on commercial loans increased $212,000 to $2,807,000 in 1996, from $2,595,000 in 1995. The average interest rate charged on commercial loans in 1996, was 9.64% as opposed to 9.66% in 1995. Interest earned on Federal Funds Sold increased 1.96% in 1996, to $581,000 from $570,000 in 1995, due to an average interest rate earned of 5.29% as compared to 5.80% in 1995. The average Federal Funds Sold for 1996, was $10,997,000 and $9,830,000 in 1995. Interest earned on investment securities decreased 26.84% due to a decrease in the average balance to $9,353,000 in 1996, from $13,336,000 in 1995, with an average rate earned of 5.62% in 1996, and 5.39% in 1995.
Commercial loans average balance increased $3,497,000 or 14.97% to $26,859,000 on December 31, 1995, from $23,362,000 on December 31, 1994 due to the Company's positive experiences in generating new commercial loans. Interest income on commercial loans increased correspondingly by $324,000 or 14.27% to $2,595,000 in 1995, from
$2,271,000 in 1994. The average
interest rate charged on commercial loans in 1995, was 9.66% as opposed to 9.72% in 1994. Interest earned on Federal Funds Sold increased 10.38% in 1995, due to an average rate earned of 5.80% in 1995 as compared to 4.00%
in 1994. The average Federal Funds Sold for 1995, was $9,830,000 in 1995 and $15,893,000 in 1994. Interest earned on investment securities decreased 5.15% due to a decrease in the average balance to $13,336,000 in 1995, from $16,472,000 in 1994, with an average rate earned of 5.39% in 1995, and 4.60% in 1994.
     Commercial loans average balance decreased $1,050,000 or 4.30% to $23,362,000 on December 31, 1994, from $24,412,000 on December 31, 1993.
Interest income on commercial loans decreased 3.20% to $2,271,000 in 1994, from $2,346,000 in 1993. The average interest rate charged on commercial loans in 1994, was 9.72% as opposed to 9.61% in 1993. Management has implemented several new programs to increase the volume of each of the Company's various loan portfolios, including the addition of one sales person for the solicitation of proprietary accounts. Interest earned on Federal Funds Sold increased 59.80% in 1994, due to an average rate earned of 4.00% in 1994 as compared to 3.00% in 1993. The average Federal Funds Sold for 1994, was $15,893,000 and $13,267,000 in 1993. Interest earned on investment securities increased 156.95% due to an increase in the average balance to $16,472,000 in 1994, from $7,287,000 in 1993, with an average rate earned of 4.60% in 1994, and 4.16% in 1993. Investment securities increased due to the loss of the aforementioned proprietary accounts.

         Average Balances, Interests and Yields
                                       1996                    1995
                           Average                  Average
(Dollars in Thousands)     Balance  Interest Rate   Balance   Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income(1)(2)
  Taxable                  73,593  11,233  15.26%   70,318  10,197   14.50%
  Tax-exempt                  -
Investment securities
  Taxable                   9,353     526   5.62%   13,336     719    5.39%
  Tax-exempt                  -                       -       -
Interest-bearing deposits     -        -     0.00%      75       4    5.33%
Federal funds sold          10,997    581    5.29%   9,830     570    5.80%
  Total Interest-Earning    93,943  12,340  13.14%  93,559  11,490   12.28%
     Assets
Cash and due from banks       5,826                  5,832
Allowance for loan Losses    (1,411)                  (975)
Premises and equipment        2,659                  2,270
Other Real Estate             1,827                  2,451
Other assets                  1,952                  1,860
  TOTAL ASSETS              104,795                104,997
LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits             19,578     442  2.26%  19,203    528     2.75%
 Savings deposits            25,317     768  3.03%  25,160    740     2.94%
 Time deposits               15,204     754  4.96%  16,692    932     5.58%
  Total Interest-Bearing     60,099   1,964  3.27%  61,055  2,200     3.60%
    Deposits
Federal Funds Purchased
Securities sold under
 agreements to repurchase
Other Short-term
borrowings                      -                      -
Long-Term debt                2,386     224  9.37%   2,394    229     9.57%
  Total Int-Bearing          62,485   2,187  3.50%  63,449  2,429     3.83%
Liabilities
Noninterest-bearing deposits 33,385                 32,350
Other liabilities             1,529                  1,515
Shareholders' equity          7,396                  7,683
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY       104,795                104,997
Net Interest income/spread                  9.64%                    8.45%
Net Interest Margin                        10.81%                    9.68%

(1) Fee income relating to loans of $368,000 in 1996, $256,000 in 1995 and $349,000 in 1994 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1996, 1995, and 1994 using a federal tax rate of 34%.

Average Balances, Interests and Yields
                                       1995           1994
                                     Average         Average
(Dollars in Thousands)     Balance  Interest Rate   Balance   Interest  Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income(1)(2)
  Taxable                   70,318  10,197  14.50%   60,351   8,860   14.68%
  Tax-exempt
Investment securities
  Taxable                   13,336     719   5.39%   16,472     758    4.60%
  Tax-exempt                    -       -    0.00%       -       -
Interest-bearing deposits       75       4   5.33%       -       -     0.00%
Federal funds sold           9,830     570   5.80%   15,893     636    4.00%
  Total Interest-Earning     93,559  11,490 12.28%   92,716  10,254   11.06%
Assets
Cash and due from banks       5,832                   5,501
Allowance for loan Losses      (975)                   (957)
Premises and equipment        2,270                   1,945
Other Real Estate             2,451                   3,269
Other assets                  1,860                   3,191
  TOTAL ASSETS              104,997                 105,665
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits             19,203     528  2.75%   19,527     406    2.08%
 Savings deposits            25,160     740  2.94%   28,069     516    1.84%
 Time deposits               16,692     932  5.58%   17,883     880    4.92%
  Total Interest-Bearing     61,055   2,200  3.60%   65,479   1,802    2.75%
     Deposits
Federal Funds Purchased
Securities sold under
  agreements to repurchase
Other Short-term borrowings    -                       -
Long-Term debt                2,394     229  9.57%   2,489      262   10.53%
  Total Int-Bearing          63,449   2,429  3.83%  67,968    2,064    3.04%
   Liabilities
Noninterest-bearing          32,350                 29,309
   deposits
Other liabilities             1,515                  1,448
Shareholders' equity          7,683                  6,940
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY       104,997                105,665
Net Interest income/spread                   8.45%                      8.02%
Net Interest Margin                          9.68%                      8.83%

(1) Fee income relating to loans of $368,000 in 1996, $256,000 in 1995 and $349,000 in 1994 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1996, 1995, and 1994 using a federal tax rate of 34%.

Rate/Volume Analysis

                   1996 Compared to 1995             1995 Compared to 1994
                   Variance Attributed to            Variance Attributed to
                             (1)                             (1)
                                             Net                      Net
(Dollars in Thousands)     Volume   Rate     Change   Volume   Rate  Change
Net Loans:
 Taxable                   3,275    0.76%    1,036   9,967    -0.18%  1,337
 Tax-exempt(2)               -      0.00%       -       -      0.00%    -
Investment Securities
 Taxable                  (3,983)   0.09%    (207)  (3,136)    0.79%    (39)
 Tax-exempt(2)               -      0.00%       -       -      0.00%    -                           -               -       -
Interest-bearing deposits    (75)  -5.33%      (4)      75     5.33%      4
Federal funds sold         1,167   -0.51%       11  (6,063)    1.80%    (66)
 Total Interest-Earning
  Assets                     384    0.84%      837     843     1.22%  1,236
Deposits:
 Demand Deposits             375   -0.49%      (86)   (324)    0.67%    122
 Savings deposits            157    0.09%       28  (2,909)    1.10%    224
 Time deposits            (1,488)  -0.62%     (178) (1,191)    0.66%     52
  Total interest-bearing    (956)  -0.34%     (236) (4,424)    0.85%    398
    deposits
Federal Funds Purchased       -     0.00%      -       -      0.00%      -
Securities sold under         -     0.00%      -       -      0.00%      0
agreements to repurchase
Other Short-term              -     0.00%      -       -      0.00%      -
borrowings
Long-Term debt              (8)    -0.20%       (5)    (95)  -0.96%    (33)
   Total Interest-Bearing
Liabilities               (964)    -0.33%     (242)  (4,519)  0.79%    365

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

Net Interest Income
    Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for 1996 was $10,147,000 compared to $9,061,000 in 1995. Net interest income for 1994 was $8,190,000 compared to $9,668,000 in 1993.
Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.
   Provisions for loan losses increased 16.64% to $2,040,000 in 1996, from $1,749,000 in 1995. The provisions for loan losses increased due an increase in the amount of the Company's charge-offs to $2,822,000 in 1996, from $1,621,000 in 1995. The higher level of charge-offs in the Company's credit card portfolio compared to other loans is consistent with industry norms and is reflective of the higher credit risk associated with such loans. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring an allowance less that annual charge-offs.
     The provisions for loan losses increased 117.27% to $1,749,000 in 1995 from $805,000 in 1994. The provisions for loan losses increased due to:
(i) the change in methodology of credit card charge-offs from six consecutive no payments to six cumulative no payments; (ii) an increase in the amount of the Company's charge-offs to $1,621,000 in 1995, from $1,218,000 in 1994; and (iii) an FDIC requirement that the Company charge off an additional $566,000 to operations to bring the allowance for loan losses up to $1,500,000.
     Beginning December 1, 1994 a new proprietary merchant began submitting credit card deposits and based upon their contract, the Bank began withholding a percentage of their deposits to set aside for any possible charge offs. This is a non recourse proprietor. This reserve amount is reflected in the below schedule, listed as Additional Reserve from Proprietor. This amount has been excluded from the income statement as this money has been received from the proprietor by deducting a certain percentage from their daily sales. As of December 31, 1995, these amounts have been reclassified and have been removed from this category.
   The provision for loan losses totaled $805,000 in 1994 compared to $1,212,000 in 1993. The allowance for loan losses as a percentage of loans was 1.38% in 1994, and 1.44% in 1993. The decrease of 33.58% in provisions for loan losses in 1994 was because of the decrease in proprietary account losses as a result of the Company's loss of the four large proprietary accounts.

Summary of Loan Loss Experience

                                                 December 31,
                              1996       1995      1994      1993    1992
                                       (Dollars in Thousands)
Balance at beginning of
period                          1,500       935       934       934   934
Charge-Offs:
  Commercial                       51        31        10        51    93
  Real estate                       -         3        14         9    42
  Installment                      43        34        47        40    41
  Credit Cards                  2,728     1,553     1,147     1,323   779
Total Charge-offs               2,822     1,621     1,218     1,423   955
Recoveries:
 Commercial                       135         5        80        11    99
 Real estate                        6        45         6        43   148
 Installment                       27        23        29        28    25
 Credit Cards                     615       365       298       129   262
Total Recoveries                  782       438       413       211   534
Net charge-offs                 2,040     1,183       805     1,212   421
Provision for loan losses       2,040     1,749       805     1,212   421
Balance                         1,500     1,501       934       934   934
Additional Reserve from
Proprietor                          -       (1)         1        -     -
Balance at end of period        1,500     1,500       935       934   934
   Ratio of net charge-offs
 during period to average loans
 outstanding                     2.77%     1.68%     1.33%     1.73% 0.59%
Allowance for possible loan
 losses as a
  percentage of loans            2.16%     2.00%     1.38%     1.44% 1.16%

Noninterest Income and Expense
     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income as reflected in the below table.
     Total noninterest income decreased to $2,426,000 in 1996 from $2,669,000 in 1995 or a 9.10% decrease. Earnings of Unconsolidated Subsidiary totaled $0 in 1996 as opposed to ($35,000) in 1995. Ore income
decreased to $24,000 in 1996 from $45,000 in   1995.  The gain on sale of
ORE
income decreased to $7,000 in 1996 from $134,000 in 1995.
     Total noninterest income decreased to $2,669,000 in 1995 from $3,513,000 in 1994 or a 24.03% decrease. Earnings of Unconsolidated Subsidiary totaled ($34,614) in 1995 as opposed to $131,437 in 1994. ORE income decreased to $45,000 in 1995 from $89,000 in 1994 or 48.83%, and the gain on sale of ORE income decreased to $134,000 in 1995 from $357,000 in 1994 or 62.42% due mainly from the sale of one ORE property for a gain of $242,000 in 1994.

Noninterest Income

                                                 December 31,
                                         1996      1995      1994
                                       (Dollars in Thousands)
Service Charges                             643       732       806
NSF Charges                                 783       790       810
Earnings in Equity Subsidiary                 -       (35)      131
Gain on Sale of Securities                    -        -         14
Cardholder & Other Credit Card Income       448       480       494
Membership Fees                             218       243       284
Other Comm & Fees                           112        88       166
ORE Income                                   24        45        89
Gain on Sale of ORE                           7       134       357
Other Income                                206       192       362
Total Non-Interest Income                $2,440    $2,669    $3,513

Noninterest Expense
    The major components of this group represents the cost of operating the banking organization as reflected in the below table.
     Total noninterest expense increased 9.82% to $10,647,000 in 1996 from $9,695,000 in 1995. Postage expense increased 73.10% to $627,000 in 1996 from $358,000 in 1995. Loan & credit card expenses increased 40.35% to $1,214,000 in 1996 from $865,000 in 1995.
     Total noninterest expense decreased 3.47% to $9,695,000 in 1995 from $10,044,300 in 1994. ORE expenses increased 40.82% due mainly to a writedown on one property in 1995 of $411,000 as opposed to a total writedown in 1994 of $34,000. Due to a judgment rendered against the Bank in 1994, $390,000 was charged to expenses.

                                                 December 31,
                                         1996      1995      1994
                                       (Dollars in Thousands)
Salaries & Benefits                       4,199     3,834     4,018
Loss on Litigation                            -         -       390
Occupancy Expense                         1,839      1,758    1,816
Advertising Expense                         306        348      352
Communications                              376        272      292
Postage                                     627        358      321
Loan & Credit Card Expense                1,214        865      851
Professional Fees                           349        267      272
Legal Fees                                  283        242      183
Insurance & Assessments                      94        212      318
Stationery, Forms & Supply                  447        389      293
ORE Expenses                                266        621      441
Other Operating Expense                     647        529      497
   Total Non-Interest Expense           $10,647     $9,695   $10,044


Provision for Income Taxes
     The income tax provision (benefit) for the Company and the Bank on a consolidated basis, for the year 1996 was $(20,000) as compared to $141,000 in 1995 and $205,000 in 1994. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.
Financial Condition
   The Company manages its assets and liabilities to maximize longterm earnings opportunities while maintaining the integrity of its financial position and the quality of earnings. To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels.
Liquidity is provided by carefully structuring the balance sheet. The Company's asset liability committee meets regularly to review both the interest rate sensitivity position and liquidity.
Interest Rate Sensitivity
     The Bank has established, as bank policy, an asset/liability management system that protects Bank profits from undue exposure to interest rate risks. The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Company's policy not to invest in derivatives in the ordinary course of business. The Company performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instrument's next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Company monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
     The interest rate sensitivity structure within the Company's balance sheet at December 31, 1996, has a net interest sensitive asset gap of 7.40% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 15.20%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

        The following table illustrates the Company's interest rate sensitivity at December 31, 1996.

   Interest Rate Sensitivity Analysis
                                   December 31, 1996
                                                                     Over
                    30       60       90     120       180     One    One
                   Days     Days     Days    Days     Days     Year  Year
                                           (Dollars in Thousands)
Total
       Interest-Earning Assets
Investment          -     2,998       -        -       999       -   3,980
Securities-HTM
Investment          -        -        -        -        -        -   1,083
Securities - AFS
Loans            6,936    2,963    8,764    2,696    6,341  17,020  24,579
Loans held for      -        -        -        -        -       -       -
sale
Federal funds   14,400       -        -        -        -       -       -
sold
Total Interest  21,336    5,961    8,764    2,696    7,340  17,020  29,642
Earning Assets

Non Earning         -        -        -        -        -       -   13,332
Assets

TOTAL ASSETS    21,336    5,961    8,764    2,696    7,340  17,020  42,974

       Interest- Bearing Liabilities
Savings & Now   12,150      182   25,040        -        -     -        -
accounts
Demand & money   8,239        -        -        -        -     -    35,169
market
CD's >$100,000   2,733      674       25    1,655    1,383    555    6,017
CD's < $100,000     -        -      710        -        -     609       -
Federal Funds       -        -        -        -        -      -        -
purchased
Repurchase          -        -        -        -        -      -        -
agreements
Other short-term    -        -        -        -        -      -        -
borrowings
Notes payable     411        -        -        -    1,889      -        84
Total Interest  2,533      856   25,775    1,655    3,272   1,164   41,270
Bearing Liabilities

Non Costing         -        -        -        -        -      -     8,566
Liabilities

TOTAL           23,533      856   25,775    1,655   3,272   1,164   49,836
LIABILITIES

Interest-
Sensitivity Gap (2,197)   5,105  (17,011)   1,041   4,068  15,856   (6,862)
Cumulative Gap  (2,197)   2,908  (14,103) (13,062) (8,994)  6,862        0
 Cumulative
 Gap/Total Interest-
 Earning Assets  -2.37%   3.14%  -15.20%   -14.08%  -9.70%  7.40%     0.00%

GAP & Interest Margin Spread
        By Bank policy we limit the Bank's earnings exposure due to interest rate risk by setting limits on positive and negative gaps within the next 12 months. These limits are set so that this year's profits will not be unduly impacted no matter what happens to interest rates during the year. In addition, we extend the scenarios out five years to monitor the risks associated on a longer term.

Liquidity
      The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
   The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

Capital Adequacy
  The FDIC's regulations require that a state-chartered bank, such as the Bank of Louisiana maintain a minimum Tier 1 ratio of 4% and a Total capital ratio of 8%. The Bank, however, is required to maintain a Tier 1 leverage capital ratio of 7.00% as part of a Memorandum of Understanding signed in 1996 which replaces the Memorandum of Understanding dated November 8, 1994. See "Supervision and Regulation Enforcement Action". The Bank's "primary capital ratio" is the sum of shareholders' equity divided by total assets. The Bank's capital to asset ratio was 8.60% at December 31, 1996, 8.54% at
December 31, 1995, and   9.43% at December 31, 1994.  The Bank's capital to
asset ratio
decreased in 1995 due to a change in the Bank's credit card charge off method of recognizing cumulative no payment delinquencies as opposed to consecutive no payment delinquencies. This change increased the Bank's charge offs $404,000, from $1,217,989 in 1994 to $1,620,250 in 1995. Due to this change, the Bank made a special addition to the reserve for possible credit losses in the amount of $566,266. This brings the coverage of possible losses up to $1,500,000. This means that $970,000 of the earnings were used for the purpose of charge offs and possible future charge offs, leaving the balance of net earnings for 1995.
The Bank intends on increasing capital by implementing an extensive marketing program and to obtain additional proprietary accounts which will maximize the highest yield possible and thereby improve earnings.

Investment Securities
      The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. Investment securities totaled $9,000,000 at December 31, 1996, $11,000,000 at December 31, 1995, and
$15,000,000 at December 31, 1994. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the Company's securities portfolio was two years at December 31, 1996. At December 31, 1996 and 1995, securities classified as available-for sale were $1,000,000. The net unrealized holding losses on these securities at December 31, 1996 was $4,000 after taxes compared to net unrealized holding gains of $19,000 after taxes at December 31, 1995.
    At December 31, 1996, the Company classified all but $1,000,000 of its U. S. Treasury securities and obligations of U.S. government corporations and federal agencies as held-to-maturity. The Company maintains a relatively low percentage of its investment portfolio as available-forsale, but the Company maintains a large majority of its heldtomaturity securities in one year or less maturities to fund possible liquidity needs required by loan production and credit card activities.

      Distribution of Investment Securities
                                        December 31, 1996
                             1996              1995               1994
                      Amortized   Fair  Amortized   Fair  Amortized  Fair
                        Cost      Value    Cost     Value     Cost   Value
                                        (Dollars in Thousands)
 U.S. Treasury
  securities and
  obligations of U.S.
  government
  corporations and      993    8,977   11,010    11,014   15,019  14,582
  agencies
Other investments        90       90       97       124       90     169
    Total             1,083    9,067   11,107    11,138   15,109  14,751

Maturity Distribution of Investment Securities and Average Yields (1)

                             December 31,1996           December 31,1995
                        Amortized  Fair    Average Amortized   Fair Average
                          Cost    Value     Yield(2)   Cost    Value  Yield(2)
                                         (Dollars in Thousands)
Available-for-Sale
 U.S. Treasury
  securities and
  obligations of U.S.
  government
  corporations and
  agencies
Due in 1 year or less    -        -                    996      998     4.60%
Due 1-5 years         1,000      993       5.02%        -        -
    Total             1,000      993       5.02%       996      998     4.60%

Held-to-Maturity
 U.S. Treasury
  securities and
  obligations of U.S.
  government
  corporations and
  agencies
Due in 1 year or less 3,997    4,001      4.94%       7,515   7,533    5.90%
Due 1-5 years         3,980    4,006      6.21%       2,499   2,483    4.80%
     Total            7,977    8,007     11.15%      10,014  10,016   10.70%

(1)  This table excludes equity investments which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of
34%.

     Included in Investment Securities are equity securities acquired through foreclosure which have no maturity date. Below is a table of these securities at December 31, 1996 (dollars in thousands):

Other Securities
Regions Financial              $  285
Mississippi River Bank         69,600
New Orleans SBIDCO, Inc.       20,000
Liberty Financial Services,         1
Inc.
 Total Other Securities      $ 89,886

Loan Portfolio
     Total loans, which includes loan loss reserves and unearned interest, decreased $5,645,000 or 7.69% to $67,798,000 at December 31, 1996 from
$73,443,000 at December 31, 1995. This decrease was primarily attributable to the decline in the Company's credit card portfolio by 9.78% to $36,609,000 at December 31, 1996 from $40,579,000 at December 31, 1995.
     In 1995, the Company experienced increases in every major category. Total loans outstanding increased $6,576,000 or 9.83% to $73,443,000 at December 31, 1995 from $66,867,000 at December 31, 1994. Average total loans during 1995, increased $9,967,000 or 16.52% to $70,318,000. The most significant increases in 1995, occurred in real estate loans which were up $3,780,000 or 19.34% to $23,323,000; consumer installment loans up $816,000 or 14.47% to $6,457,00; and credit card loans up $3,197,000 or 8.55% to
$40,579,000.
     Loans increased $2,734,000 or 4.25% to $66,867,000 at December 31,
1994, from $64,133,000 at December 31, 1993. This increase is due mainly to increases in commercial and personal loans as well as small increases in real estate loans and credit card loans.

Loans, Net by Category

                                       December 31,
                              1996       1995      1994      1993   1992
                                       (Dollars in Thousands)

Commercial, financial, &
agricultural                    4,390     4,366     5,408   4,544    4,482
Real estate-mortgage           22,370    23,323    19,543  18,627   21,402
Mortgage Loan Held for
Resale                              -       256         -   1,234      557
Personal Loans                  5,731     6,022     5,482   4,712    5,131
Credit cards-Visa,
MasterCard                     25,265    28,199    27,999   20,066  20,480
Credit cards-Proprietary       11,344    12,380     9,383   16,212  29,211
Overdrafts                        207       435       159      211     180
  Loans                        69,308    74,981    67,974   65,606  81,443
Less:
 Unearned income                    9        38       172      539     604
 Deferred loan fees(costs),
net                                 -         -         -       -       -
 Allowance for possible
loan losses                     1,500     1,500       935      934     934
 Loans, net                    67,798    73,443    66,867   64,133  79,905

          The following table shows the maturity distribution and interest rate sensitivity of the Company's loan portfolio at December 31, 1996:

Loan Maturity by Type

                                        December 31, 1996
                                        Maturing
                                Within   One To     Over
                               One Year 5 Years   5 Years      Total
                                        (Dollars in Thousands)
Commercial, financial and
  agricultural                 11,517    3,829       139      15,484
Real estate
 construction, land
 and land development           7,166    1,790     1,070      10,025
All other loans                 2,778   40,317       703      43,799
    Total                      21,461   45,936     1,911      69,308

Nonperforming Assets
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets decreased $190,000 at December 31, 1996, to $2,039,000 from $2,229,000 at December 31, 1995. This 8.52% decrease in nonperforming assets in 1996 was the result of the sale of ORE.
     Nonperforming assets decreased $782,000 to $2,229,000 at December
31, 1995, from $3,011,000 at December 31, 1994.  This 25.97% decrease in nonperforming assets in 1995 was a result of the sale of ORE. During 1995, the decrease in nonaccrual loans was negligible while ORE declined $777,000. At December 31, 1996 and December 31, 1995, there were no restructured loans.
     Nonperforming assets decreased $1,270,000 or 29.67% to $3,011,000 at December 31, 1994, from $4,281,000 at December 31, 1993, as a result of the sale of ORE. Nonaccrual loans decreased to $240,000 or 63.91% at December 31, 1994, from $665,000 at December 31, 1993, because one large loan was moved from nonaccrual to ORE and then sold in the same year. At December 31, 1994 and December 31, 1993, there were no restructured loans.
        Since 1992, the ratio of past due loans to total loans has increased from 1.39% to 3.31%. During that time, the Company significantly reduced its ratio of nonperforming assets to loans and ORE from a high of 5.37% of total loans at December 31, 1992, to a low of 2.87% at December 31, 1996.
     When a loan is classified as nonaccrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 1996, the gross amount of interest income that would have been recorded on nonaccrual loans at December 31, 1996, if all such loans had been accruing interest at the original contract rate, was $22,978.

Nonperforming Assets

                                                 December 31,
                              1996       1995      1994      1993    1992
                                       (Dollars in Thousands)
Nonaccrual Loans               316        235       240       665    476
Restructured Loans               -         -         -         -      -
Other Real Estate Owned      1,723      1,994     2,771     3,616  4,081
  Total Nonperforming
Assets                       2,039      2,229     3,011     4,281  4,557
Loans past due 90 days or
more                         2,295      1,062     2,020     2,679  1,123
Ratio of past due loans to    3.31%      1.42%     2.98%     4.12%  1.39%
 loans
Ratio of nonperforming
 assets to loans
 and other real estate       2.87%      2.90%     4.27%     6.23%   5.37%
owned

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.
Other Real Estate
    The Bank's ORE category has also been affected by the depressed economic conditions in Louisiana. This was coupled with the adverse impact the Bank encountered with the merger in 1988, whereby the Bank inherited over $2,500,000 in ORE properties.
     These properties, which are held for sale, are recorded on the Bank's records, at cost, adjusted to the lower of current appraised value. Any difference is charged to the allowance for loan losses in the year of foreclosure. Any subsequent writedowns and income and expenses associated with ORE are included in the income and expense of the Bank.
       ORE totaled $1,723,000 at December 31, 1996, $1,994,000 at December
31, 1995 and $2,771,000 at December 31, 1994.   New parcels of $34,000 were
added in 1996 due to foreclosing on loans which had defaulted and were in the non-accrual status.
     During the fiscal year 1996 the Bank sold 4 parcels of ORE totaling $295,000 as compared to 13 parcels sold in 1995 totaling $599,000 and 15 parcels totaling $1,569,000 in 1994. Historically the Bank has always sold ORE parcels for a net gain, ($4,000) in 1996, $134,000 in 1995 and $350,000 in 1994. The costs associated with the sales of ORE are minimal as compared to the gains, $2,000 in 1996, $3,000 in 1995, and $6,000 in 1994.
     The Bank annually obtains a current appraisal from a qualified appraiser as to the fair market value of all ORE properties and adjusts the book value accordingly. Management voluntarily recognizes any writedown due to reductions in the fair market value upon receipt of the appraisal.
      Below is a schedule of all ORE parcels held as of December 31, 1996 which are in excess of $50,000.00.

                              Date       Book    Appraisal Appraisal
Address                     Acquired    Value       Date     Amount
                            (Dollars in Thousands)
123-125 Carondelet          01/17/91      $ 423  01/31/96    $450
190 E. Pearl River          04/29/88        282  05/25/96     283
617 N. Broad                09/24/91        591  10/20/96     593
27 Audubon Blvd             09/24/91        260  09/05/96     321
1716-18 Baronne             10/05/90         75  10/09/96      75
                                         $1,631

      In addition, any expenditure such as maintenance and repairs, etc. is recognized during the year in which it occurred. The net income
(cost) of operation of ORE totaled ($235,000) in 1996, ($442,000) in 1995, and $5,000 in 1994. The following table reflects a breakdown of the income and expense amounts related to ORE operations:

                                           1996      1995      1994
                            (Dollars in Thousands)
ORE Income
Rental Income                                24        45        89
Gain on Sales                                 7       134       356
Total Income                                 31       179       445

ORE Expenses
Maintenance, Repairs,                       38        60       113
  Upkeep & Security
Real Estate Fees,                            8        23        89
  Advertising & Appraisals
Insurance                                    41        59       72
Sheriff Sale                                 11         1       14
Legal Fees                                  125        22       44
Taxes                                        23        34       68
Writedowns                                   10       422       34
Loss on Sale                                 10         0        6
Total Expenses                              266       621      440

Net Gain or Loss                           (235)     (442)       5

Impaired Loans
   The Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" in May, 1993. In October, 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures which amends SFAS No. 114. These standards require the measurement of certain impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rates. Adoption of SFAS Nos. 114 and 118 is required for fiscal years beginning after December 15, 1994. The
Bank adopted these statements beginning January 1, 1995; the adoption had no material impact on the Company's consolidated financial statements. A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collectibility concerns.
     Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
     For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
       If the measure of the impaired loan is less that the recorded investment in the loan, including accrued interest net deferred loan fees or costs, and unamortized premium or discount, the Bank recognizes the impairment.
     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
    As of December 31, 1996, the Bank did not have any impaired loans.

Watch List
        The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
   The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 155.56% to $4,503,000 at December 31, 1996 from $1,762,110 at
December 31, 1995.
During 1996 there was one loan added as a type 3 which is in excess of $1,550,000 and three loans added as type 4 in excess of $800,000.

Deposits
     Total deposits decreased $2,245,000 or 2.31% to $95,141,000 at December 31, 1996, from $97,386,000 at December 31, 1995. During this period, total liabilities decreased $2,381,000 or 2.35% to $98,840,000. The decrease in deposits occurred principally in time deposits which decreased $4,063,000 or 22.05%. Demand, money market, and savings deposits increased $1,818,000 or 2.30 during the same period. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest bearing core deposits decreased 1.20% to $58,823,000 in 1996. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 4.72% in 1996.
     Total deposits increased $5,622,000 or 6.13% to $97,386,000 at December 31, 1995, from $91,764,000 at December 31, 1994. During 1995 all categories of deposits except savings reflected volume increases.
Average interest-bearing core deposits decreased 4.73% to $59,539,000 in 1995. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, increased 10.50% in 1995.
     Total deposits at December 31, 1994, were $91,764,000 a 3.90% decrease from $95,488,000 at December 31, 1993. Average interestbearing core deposits decreased 1.05% to $62,494,000 in 1994. Market rate core deposits decreased 23.77% in 1994. The Company moved from a slightly above market yield to a slightly below market yield in order to decrease the amounts of deposits.
     Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 36.21% of average core deposits in 1996, compared to 35.00% of average core deposits in 1995.
        The average amount of, and average rate paid on deposits by category for the period shown are presented below:

      Selected Statistical Information for Deposits
                                        December 31,
                            1996           1995            1994
                           Average        Average         Average
                           Amount  Rate    Amount  Rate   Amount   Rate
                                   (Dollars in Thousands)
Noninterest-bearing         33,385 N/A     32,350 N/A     29,309 N/A
Interest-bearing Demand     19,578 2.26%   19,203 2.75%   19,527 2.08%
Deposits
Savings Deposits            25,317 3.03%   25,160 2.94%   28,069 1.84%
Time Deposits               15,204 4.96%   16,692 5.58%   17,883 4.92%
   Total Average Deposits   93,484         93,405         94,788

The maturities of Certificates of Deposits Greater than $100,000 at December 31, 1996 are listed below:

                                        December 31, 1996
                                 (Dollars in Thousands)
Three months or less                                   710
   Over three through                                  609
        twelve months
Over twelve months                                       0
    Total                                          $ 1,319

Other Liabilities
     The following table summarizes Other Liabilities for the periods ending December 31, 1996, 1995, and 1994.

                                       December 31,
                                         1996      1995      1994
                                (Dollars in Thousands)
Accrued Expenses Payable                    173       150       103
Accounts Payable                              -        69        10
Deferred Membership Fees                     69        74        83
Blanket Bond Fund                            50        50        41
Other Liabilities                             6       101       192
   Total Other Liabilities                 $298      $444      $429

Borrowings
  The Company's long-term debt is comprised primarily of debentures which are secured by 23.83 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $600,000 with a correspondent bank and also has a commitment from an upstream correspondent which will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities.

Shareholders' Equity
     Shareholders' equity decreased $117,000 or 1.59% to $7,251,000 at December 31, 1996, from $7,368,000 at December 31, 1995, because of fluctuations in shareholders' equity. Realized shareholder's equity (shareholders' equity excluding net unrealized holdings gains or losses on investment securities classified as available-for-sale) at December 31, 1996 was $7,256,000. The $117,000 decrease in shareholders' equity since December 31, 1995, was attributable to $94,000 in losses and a $23,000 decline in net unrealized value of investment securities, net of tax, classified as available-for-sale.
     Shareholder's equity increased $111,000 or 1.53% to $7,368,000 at December 31, 1995, from $7,257,000 at December 31, 1994. Realized shareholders' equity increased $144,000 or 2.00% to $7,349,000 at December 31, 1995, from $7,205,000 at December 31, 1994. During 1995, the growth in shareholders' equity was primarily attributable to a $144,000 increase in retained earnings over 1994 being offset by a $33,000 decline in the net unrealized value of investment securities, net of tax.
     Shareholders' equity increased 7.53% to $6,749,000 during 1994 and at year-end 1994 amounted to 7.04% of total assets. The growth in shareholders equity was primarily attributable to a significant increase in earnings over the prior year coupled with recognition of the unrealized investment holding gains of %52,000, net of tax required by SFAS 115.
     The Company maintains an adequate capital position which exceeds all minimum regulatory capital requirements.
      The leverage ratio (Tier 1 capital to total assets) at December
31, 1996, was 8.60% compared to 7.02% at December 31, 1995, which are compared to the minimum capital requirement of 4.00%.
     At December 31, 1996, based on the Federal Reserve Board's guidelines, the Company's Tier 1 capital ratio was 12.32%, and the total risk-based capital ratio was 13.58%.
      The ratio of average shareholders' equity to average assets was 7.06% in 1996, 7.32% in 1995, and 6.57% in 1994.
     During 1996, the Company's source of cash flow was interest earned on its existing cash balances and tax benefit payments received from the Bank. During 1996 there were no dividends received from the Bank. During 1995, the Company received no dividends or tax benefit payments from the Bank. Dividends that may be paid by the Bank to the Company are subject to certain regulatory limitations. Under Louisiana banking law, the approval of the OFI will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date and retained net profits for the preceding two years, subject to maintenance of minimum required regulatory capital.
Supervision and Regulation Enforcement Action
      The Bank is currently subject to an enforcement action from its primary regulator, the FDIC, in the form of a Memorandum of Understanding. The revised order was entered into by the Bank and the FDIC on March 12, 1996, as a result of their examination of July 31, 1995 and replaces the Memorandum of Understanding dated November 8, 1994.
   The Memorandum of Understanding is an arrangement between the Bank and FDIC in which the Bank agrees to perform, among other things, the following within specified time periods:
     a)The Bank shall maintain a Tier 1 leverage capital ratio equal to or greater than seven percent, including restricting dividends to a maximum of 50% of the Bank's net income,
      b)Eliminate from its books certain criticized assets and reduce other criticized assets to specified levels,
      c)Initiate and implement a marketing program to dispose of its other real estate in a timely manner,
     d)Formulate and implement a written Profit Plan.
     e)Perform a quarterly review of the adequacy of the Bank's loan valuation reserve. Increase the Bank's allowance for loan and lease losses to at least $1,500,000 (Resulting in a charge to income in 1995 of an additional provision of $566,166).
     f)Revision of the Bank's loan policy for charging off delinquent credit card loans.

     Bank Management has taken action toward complying with the provisions of the Memorandum of Understanding. Below is the February, 1996 report. A.During the life of the Memorandum, the Bank shall maintain a Tier 1 capital ratio, as defined in Part 325 of the FDIC Rules and Regulations, equal to or greater than seven (7.0) percent.

      The bank is in compliance and the following reflects a monthly breakdown:

              TOTAL                               CAPITAL/ASSET
MONTH      AVERAGE              TOTAL                  RATIO
            ASSETS              CAPITAL
12-94      103,075,866          8,669,658            8.41%
01-95      101,404,565          8,810,885            8.69%
02-95      101,265,687          8,861,727            8.75%
03-95      101,128,196          8,972,989            8.87%
04-95      101,211,383          9,062,880            8.95%
05-95      101,186,108          9,180,194            9.07%
06-95      101,633,930          9,226,277            9.08%
07-95      102,585,018          9,312,802            9.08%
08-95      103,364,563          9,405,513            9.10%
09-95      103,829,789          9,482,853            9.13%
10-95      104,200,596          9,326,922            8.95%
11-95      104,553,817          9,213,842            8.81%
12-95      104,843,144          8,951,771            8.54%
1-96       105,679,014          9,025,961            8.54%
2-96       104,406,542          9,093,939            8.71%
3-96       104,484,982          9,187,425            8.79%
4-96       104,836,828          9,218,297            8.79%
5-96       105,026,617          9,257,071            8.81%
6-96       105,102,912          9,246,776            8.80%
7-96       103,344,801          9,017,156            8.73%
8-96       104,703,155          8,934,152            8.53%
9-96       104,555,669          9,117,351            8.72%
10-96      104,200,468          9,074,717            8.71%
11-96      104,595,993          9,007,118            8.61%
12-96      104,592,512          9,027,004            8.63%
1-97       102,469,480          8,953,740            8.74%
2-97       102,537,922          8,923,792            8.70%

B. During the life of this Memorandum, the Bank shall not declare nor pay any dividends on its common stock, when combined with all other cash dividends paid during the current year, will exceed fifty percent of the current year's net income or cause the capital maintenance level as described in provision A to fall below the required 7.0 percent, without prior written approval of the Regional Director and the Commissioner.

      The bank is in compliance and the following reflects a monthly breakdown:

MONTH         DIVIDENDS     NET EARNINGS                PERCENT PAID
              DECLARED
12-94       424,484.62            848,969               50.00%
01-95             0.00            141,227                0.00%
02-95             0.00            192,069                0.00%
03-95             0.00            303,330                0.00%
04-95             0.00            393,221                0.00%
05-95             0.00            510,536                0.00%
06-95             0.00            556,619                0.00%
07-95             0.00            643,144                0.00%
08-95             0.00            735,855                0.00%
09-95             0.00            813,195                0.00%
10-95             0.00            624,662                0.00%
11-95             0.00            544,184                0.00%
12-95             0.00            282,113                0.00%
1-96              0.00             74,190                0.00%
2-96              0.00            142,168                0.00%
3-96              0.00            235,654                0.00%
4-96              0.00            266,525                0.00%
5-96              0.00            305,299                0.00%
6-96              0.00            295,005                0.00%
7-96              0.00             65,385                0.00%
8-96              0.00           (17,619)                0.00%
9-96              0.00            165,580                0.00%
10-96             0.00            122,946                0.00%
11-96             0.00             55,347                0.00%
12-96             0.00             75,233                0.00%
1-97              0.00           (44,791)                0.00%
2-97              0.00           (74,739)                0.00%

C. Within 10 days from the date of this Memorandum, the Bank shall eliminate from its books, by charge-off or collection, all assets classified "Loss" as of July 31, 1995, that have not been previously collected or charged off. Reduction of these assets through proceeds of other loans made by the Bank is not considered collection for the purpose of this paragraph. Reports of Condition and Income filed with the FDIC for September 30, 1995 shall reflect elimination of all assets classified "Loss" as required by this paragraph. If necessary to comply, amendments shall be filed by the Bank.

       Charge offs occurred during the months of October, November & December, since the aforementioned was being appealed. The Call Report for Sept. was amended.
D.(1)     Within 60 days of the effective date of this Memorandum, the
Bank shall initiate and implement a marketing program to dispose of its
other real estate   in a timely manner. At a minimum, the program shall
provide for:
    (i) Establishing specific goals for reduction of other real estate;

     Plan has been in place for several years and is reflected on each year's annual budget. The plan in 1995 reflected sales of $550,000. The bank exceeded this goal, proceeds from sales totaled $599,130. Please see exhibit D 1(i). The bank's goal has been decreased in 1996 due to sales anticipated on parcels which have book values less than $50m. In addition, the bank has reduced all action taken in writing.
      (iii) Actively listing and advertising all parcels of real estate at market value;
      Some properties are listed with realtors, others don't qualify, either because of activity or conditions of the property. The exceptions shall be presented to the board.
(2) For the purposes of this Memorandum, the term "other real estate" means all real estate, other than bank premises, actually owned by the Bank.
      Procedures implemented as described above are in place for all "other real estate" as defined in item 2.
E. Within 60 days from the date of this Memorandum, the Bank shall formulate and implement a written Profit Plan for 1996. This plan shall be forwarded to the Regional Director and to the Commissioner, for review and comment, and shall address, at a minimum, the following: (See Budget exhibit)
(a) Goals and strategies for improving and sustaining the earnings of the Bank, including:
     (i) An identification of the major areas in, and means by which, the board will seek to improve the Bank's operating performance;
     This plan is already in effect and has always been accomplished through various reports submitted to the Audit & Finance Committee on a monthly basis. (i)). Any variance in excess of $20m is scrutinized, and if necessary a plan of action is taken.
     ii) Realistic and comprehensive budgets, prepared on at least an annual basis.
     As noted in the Bank's Executive Policy Manual, realistic and comprehensive budgets are prepared annually before December 31 of each year. In addition, actual results are compared monthly through the utilization of several reports as described in our Executive Policy Manual. Special meetings will also be documented & forwarded with the quarterly progress report.
      (iii) A description of the operating assumptions that form the basis for, and adequately support, the major projected income and expense components.
   The highlights of the budget specify the above each year. The 1996 budget & highlights were forwarded with February's mailing to the FDIC & OFI.
     (iv) Budget review process to monitor the income and expenses of the Bank to compare actual figures with budgetary projections on at least a quarterly basis and included in the minutes of the board of directors' meeting; and
    Plan already exists whereby actual performance versus budget is reviewed and monitored by the Audit & Finance Committee on a monthly basis.
     (v) Periodic compensation review, including amounts and costs of life insurance coverage carried on senior officers.
     The Salary Administration Committee meets quarterly to review salaries, transfers, promotions, etc. Life insurance compensation will be reviewed annually by the board.
    (b) By December 31, 1996, a separate Profit Plan for 1997 shall be completed which incorporates the minimum requirements set forth in subparagraph (a) above.
     The bank has always completed its fiscal budget plans, before year end and intends to continue. The 1996 Budget was forwarded to the FDIC & OFI in February 1996.
F. Effective with the date of this Memorandum, the Bank's board of directors shall review, on at least a quarterly basis, the adequacy of the Bank's loan valuation reserve and make such entries (charges to current operating income) as are necessary to provide a loan valuation reserve that is adequate in light of the condition of the loan and credit card portfolios at that time.
     (a) In reviewing the adequacy of the loan valuation reserve, consideration shall be given to the volume and severity of adverse loan and credit card account classifications at the latest FDIC and State examinations, the volume of delinquent loans and credit card accounts, the results of the Bank's loan review function, any growth in the loan and credit card portfolios, and any other factors appropriate in the circumstances. The basis upon which the determination of adequacy and adjustments to the reserve are made shall be reduced to writing and made a part of the minutes of the board.
      This is done on a quarterly basis and presented to the Audit & Finance Committee.
       b) Notwithstanding the provisions of the above paragraph, the Bank's allowance for loan and lease losses shall be increased to at least $1,500,000, subsequent to charge-offs required in Paragraph A, less any amount collected on the loans and credit cards classified "Loss" in the July 31, 1995, Reports of Examination. Reports of Condition and Income filed with the FDIC for September 30, 1995, shall reflect an adequate reserve for loan and lease losses as required by this paragraph. If necessary to comply, amendments shall be filed by the Bank.
    The Allowance for Loan Loss Reserves was increased to $1,500,000, retroactive December 31, 1995 and the 12/31/95 Call Report was amended. G. Within 60 days from the date of this MEMORANDUM, the bank shall revise its loan policy as necessary to address the deficiencies discussed on pages 8.1 and 8.2 of the July 31, 1995, reports of examination. At a minimum, revisions will include procedures for charging off delinquent credit cards which conform with the Uniform Policy for classification of Consumer Installment Credit Based on Delinquency Status and procedures to assure that the Bank's assets and income are not materially overstated by accrued interest on severely delinquent credit card accounts.
     The policies have been revised and delinquencies are charged off automatically via computer once past due.
H (a) On the tenth day of each calendar quarter, unless and until each and every correction required by this Memorandum is accomplished, the Bank shall furnish written progress reports to the Regional Director detailing the form and manner of any actions taken to secure compliance with this Memorandum and the results thereof. Such reports may be discontinued when the corrections required by this Memorandum have been accomplished and the Regional Director has, in writing, released the Bank from making future reports.
        The Bank will forward progress reports on a timely basis.
       (b) The board minutes, for the month in which the reports are submitted pursuant to the paragraph above, should reflect the review and approval of said reports by the Bank's board of directors.
     The reports shall be presented on a monthly basis at the Audit & Finance Committee, with quarterly reports reviewed by the Board.

The Bank has been ordered by the FDIC to reimburse bank customers certain cash advance fees and finance charges. The Bank's exposure for this reimbursement is not expected to exceed $70,000.

Bank management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of Operations.
     The Bank is required to maintain minimum amounts of capital to total "riskweighted" assets, as defined by banking regulators. At December 31, 1996, the Bank is required to have a minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at that date were 12.32% and 13.58%, respectively. Primary capital to assets ratios for the Bank were 8.60% for 1996, 8.54% for 1995 and 9.43% for 1994. The Bank is in compliance with the order.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         All audit services for the Company and the subsidiary are performed by LaPorte, Sehrt, Romig and Hand, Certified Public Accountants. The same firm will be retained to perform audit services in 1997.

Item 10
Directors and Executive Officers of the Company

                                             Position                   %
                                                           Number
                      Title Or              With Other      of          of
                     Position/
                      Director since
Name (Age)         Holding Co.  Subsidiary   Companies    Shares      Class
G. Harrison        Chairman -   Chairman        N/A     Common  56,453 31.51%
Scott(73)          1988         and
                   Director-    Director-               Preferr 79,018  3.43%
                  1988         1958                     ed
James A.           President-   President-      N/A     Common  34,990 19.53%
Comiskey(70)       1988         1978
                   Director-    Director-               Preferr 73,083  3.17%
                  1988         1958                     ed
Douglas A.         Director-    Director-   President,  Common     215  0.12%
Schonacher(66)     1988         1988
                                           V.I.P.       Preferr  9,324  0.40%
                                           Dist.         ed

Gordon A.          Director-    Director-   President,   Common  1,015  0.57%
Burgess(63)        1988         1988
                                           Tangipahoa   Preferr 36,164  1.57%
                                                      ed
                                           Parish Council
Lionel J. Favret,  Director-    Director-   Retired      Common    571  0.32%
Sr.(85)            1988         1963
                                                        Preferr 31,656  1.37%
                                                        ed
Louis G. Grush,    Director-    Director-   Dentist;     Common  1,987  1.11%
DDS(69)            1988         1988        Assoc
                                           Professor-
                                           LSU
                                           School of Dentistry

Gerry E.           Director-    Director-   Chiropracto  Common  5,330  2.97%
Hinton(66)         1988         1988        r
                                                         Preferr 2,387  0.10%
                                                         ed

Leland L.          Director-    Director-   President,   Common  3,800  2.12%
Landry(70)         1988         1988
                                           Landry       Preferr  2,387  0.10%
                                           Realty       ed
Samuel A. Logan,   Director-    Director-   Physician    Common    626  0.35%
MD(74)             1988         1988
                                                         Preferr 20,039 0.88%
                                                         ed
Edward J.          Secretary    Director-   President,   Common   8,149 4.55%
Soniat(84)         and          1963
                   Director-                Blaise       Preferr228,659 9.94%
                  1988                     Parking      ed
                                            Enterprise
                                                 Corp.
Peggy L.           Treasurer    SR. V.P.,     N/A                 -       -
Schaefer(45)                   Cashier
Officer of BOL & C.F.O.
 since 1983

   Directors and executive officers of the Company each serve for a term of one year.
     Messrs. Scott, Comiskey, Favret, and Soniat have served as directors since 1981. Messrs. Burgess, Grush, Hinton, Landry, Logan, and Schonacher have served as directors since 1988. Mr. Scott has served as Chairman of the Board of the Company since 1981. Mr. Soniat has served in his capacity as Secretary of the Company since 1988. Ms. Schaefer has served in her capacity as Treasurer of the Company since 1988.
    As of December 31, 1996, all directors, as a group, own directly or indirectly 113,136 shares of Common Stock and 482,717 shares of Preferred Stock, representing 63.15% and 20.96% respectively of outstanding shares.
       No family relationships exist among the current directors or executive officers of the Company or the Bank, and, except for service as directors of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment
Company Act of 1940.
     The Company does not have standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.

Item 11
Executive Compensation
 The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director other than Messrs. Scott and Comiskey an honorarium for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee in the amount of $400, $300, and $300 respectively.
      From October 1, 1990, through June 30, 1992, these honorariums were loaned by the director-recipients to the Company. The total amount of these loans to the Company as of December 31, 1996, was $651,835, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.
       The following table sets forth compensation for the Company's executive officers for the years 1996, 1995, and 1994:

                    Annual Compensation
                                      Other
                                      Annual      All Other
Name and Principal  Year   Salary    Compensation Compensation
Position                    ($)           ($)         ($)

G. Harrison Scott,   1996    89,800    41,000   19,494
Chairman of the      1995    89,800    41,000   19,000
Board                1994    89,800    41,000   19,000

James A. Comiskey,   1996    89,800    41,000   19,000
President            1995    89,800    41,000   19,000
                     1994    89,800    41,000   19,000

     In addition to the cash compensation shown in the foregoing table, the Company provides an automobile and certain club memberships for Messrs. Scott and Comiskey. The Company also provides life insurance policies for Messrs. Scott and Comiskey. Upon the death of the insured, the Company is entitled to receive all of the premiums it paid on behalf of Messrs. Scott and Comiskey, but in no event more that $150,000 per man. The Company provided Messrs. Scott and Comiskey with life insurance policies in which Messrs. Scott and Comiskey name the beneficiary and own their respective policies. The Company paid $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy in 1996.
Committees of the Board of Directors of the Company and the Bank
    During fiscal year 1996, the Board of Directors of the Company held a total of 5 meetings, and the Board of Directors of the Bank held a total of 14 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served. Neither the Board of Directors of the Company nor the Bank has a standing compensation committee or committee performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing function.
   The Board of Directors of the Bank does have an Audit and Finance Committee consisting of Messrs. Favret (chairman), Landry, and Soniat, and two rotating members selected from Messrs. Burgess, Grush, Hinton, and Schonacher. The Audit and Finance Committee receives information from management, reviews financial reports and delinquency reports, and coordinates and reviews the work performed by the Bank's internal auditor and the Bank's certified public accountants. The Audit and Finance Committee met 12 times in 1996.
     The Bank also has an Executive Committee consisting of six permanent members and two rotating members. The permanent members of the Executive Committee in 1996 were Messrs., Scott (chairman), Comiskey, Favret, Soniat, Hinton, and Burgess, and the rotating members were selected from Messrs. Grush, Landry, and Schonacher. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 28 times in 1996. Item 12 Security Ownership Of Certain Beneficial Owners and Management
     No director of the Company holds a directorship in any company with a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of the Exchange Act or in any company registered as an investment company under the Investment Company Act. No family relationships exist among the current directors or executive officers of the Company.
    As of December 31, 1996, the following persons were known to be the beneficial owners of more than 5% of the Bank's stock.

Name & Address Of  Title Of        Amount &                    Percent
                                 Nature Of
Beneficial Owners  Class         Beneficial                    Of
                                 Ownership                     Class
G. Harrison Scott  Common            56,453                   31.51%
55481 Highway 433  Preferred         79,018                    3.43%
Slidell, LA  70461                   Owned directly

James A. Comiskey  Common            34,990                   19.53%
1100 City Park     Preferred         73,083                    3.17%
Ave.
New Orleans, LA                      Owned directly
70119
Edward J. Soniat   Common             8,149                    4.55%
49 Oriole Street   Preferred        228,659                    9.94%
New Orleans, LA                       Owned directly
70124

Item 13
Certain Relationships and Related Transactions
       The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with officers, directors and principal shareholders and their associates, on substantially the same term and conditions, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and that do not involve more than the normal risk of collectability or presents other unfavorable features.
    The aggregate amount borrowed by all officers, directors, and their associates totaled $1,010,085 at December 31, 1996 and the highest aggregate amount borrowed during the year totaled $1,263,547. These aggregate amounts represented 11.23% and 14.05% respectively of the total capital of the Bank. The following data is as of December 31, 1996.

     The Bank has one outstanding loan to Mr. Gordon A. Burgess, director, in the amount of $9,778 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $27,040. The loan is scheduled to mature January 10, 1997, and is secured by signature only.
      The Bank has one outstanding loan to Mr. Burgess' corporation, Mal, Inc., in the amount of $383,960 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $393,545. The loan is scheduled to mature January 25, 1997, and is secured by real estate.
        The Bank has one outstanding loan to Mr. James A. Comiskey, director, in the amount of $53,261 bearing an annual interest rate of 10%, with the largest aggregate amount outstanding totaling $81,203. The loan is scheduled to mature February 9, 1997, and is secured by real estate.
       The Bank has one outstanding loan to Mr. Leland L. Landry, director, in the amount of $124,996, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $154,665.
The loan is scheduled to mature January 22, 1997, and is secured by real estate.
    The Bank has two outstanding loans to Mr. Douglas A. Schonacher, director, in the amount of $132,141, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $138,023. The loan is scheduled to mature February 5, 1997, and each are secured by real estate.
     The Bank has one outstanding loan to Mr. Schonacher's corporation, VIP, Inc. in the amount of $22,314, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $22,314. The loan is scheduled to mature February 10, 1997, and is secured by real estate.
     The Bank has one outstanding loan to an individual which is endorsed by Mr. Edward J. Soniat, director, and secured by real estate, in the amount of $20,936, bearing an annual interest rate of 10.75%, with the largest aggregate amount outstanding totaling $21,642. The loan matured October 16, 1996.
     The Bank has one outstanding loan to Mr. Soniat's corporation, The Fisk Corp. in the amount of $178,888, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $193,872. The loan is scheduled to mature March 12, 1997, and is secured by real estate.
     On September 30, 1991, the Bank purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500. The building serves as the Bank's main office. The purchase was financed by a loan from Mr. Soniat to the Company. There is currently a balance of $84,233 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured September 30, 1996. Mr. Soniat has agreed to renew this loan at the same interest rate and repayment schedule, on a month-tomonth basis which, unless changed, would fully amortize this loan on September 30, 2006.
     The Bank leases space for its operations center under four separate leases from Severn South Partnership, a limited partnership for which Messrs. Scott and Comiskey are the only two general partners. There are 13 limited partners, of which three also serve as directors of the Bank, namely Messrs. Scott, Comiskey, and Soniat. The Bank pays $27,921, plus a percentage of operating costs, per month for the leased premises.
Management believes that the terms of the leases are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated June 1, 1995, with respect to this office space expires on May 31, 1999.
     The Bank leases the facilities for its Severn Branch from Severn South Partnership. The Bank pays $12,456, plus a percentage of operating expenses, per month. Management of the Company believes that the terms of the lease are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated June 1, 1995, with respect to this office space expires on May 31, 1999.
    The Bank leases its Tammany Mall branch office on a month-to-month basis from the Tammany Mall Partnership. This partnership is a limited partnership consisting of Messrs. Scott and Comiskey as the only general partners and of the 12 limited partners, five are currently directors of the Bank, namely, Messrs. Scott, Comiskey, Hinton, Landry and Grush. The Bank pay $6,200 per month for the leased premises. Management of the Company believes that such lease payments are comparable to what would have been paid to an unrelated party for similarly situated space at the time the lease was executed.


Item 14
Exhibits, Financial Statement Schedules, and Reports on Form 8-K

<AUDIT>



                           BOL BANCSHARES, INC.
                              & SUBSIDIARY
                         December 31, 1996
                      Audits of Financial Statements
                               December 31, 1996
                                    and
                               December 31,1995

To the Board of Directors
BOL Bancshares, Inc.
 & Subsidiary
                       Independent Auditor's Report
      We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 1996 and December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for
the   years  ended  December  31,  1996, 1995  and  1994. These  financial
statements  are  the  responsibility of  the  Company's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes
examining, on a test  basis, evidence   supporting  the  amounts  and
disclosures  in   the   financial statements. An  audit  also includes
assessing the accounting  principles
used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana as of December 31, 1996 and December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.
                                       /s/  Laporte, Sehrt, Romig & Hand

                                      A Professional Accounting Corporation
Metairie, LA
January 16, 1997














                   A Professional Accounting Corporation
     800 Two Lakeway Center 3850 N. Causeway Blvd.
                      Metairie, LA 70002 (504)835-5522 FAX (504)835-5535
          P.O. Box 27 Riverside Drive Covington, LA
                      70434 (504)892-5850 FAX (504)892-5956
  Member of AICPA Division for CPA Firms-Private Companies Practice
                                    Section and
                           SEC Practice Section
       International Affiliation with Accounting Firms Associated, Inc.

  BOL BANCSHARES, INC. & SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS

               ASSETS
                                         December 31,
                                             1996            1995
Cash and Due from Banks
  Non-Interest Bearing Balances and      $7,902,872      $6,742,137
    Cash
Federal Funds Sold                         14,400,000    10,725,000
Investment Securities
    Securities Held-to-Maturity (Fair
     Value of $8,016,619 in 1996
     and $10,015,625 in 1995)               7,977,101    10,014,191
    Securities Available-for-Sale, at       1,083,011     1,122,145
            Fair Value
 Loans - Less Allowance for Loan
      Losses of $1,500,000 in 1996
and 1995, and Unearned Discounts of
$9,318 in 1996 and $37,902 in 1995         67,798,187    73,443,457
    Property, Equipment and Leasehold
         Improvements (Net of
Depreciation and Amortization)              2,683,149     2,574,736
Other Real Estate                           1,723,095     1,993,905
Other Assets                                1,803,544     1,439,798
Deferred Taxes                                326,689       370,037
Prepaid Income Taxes                          247,030        18,100
Letters of Credit                             146,332       145,632

                                         $106,091,010  $108,589,138
The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS'
              EQUITY
                                     December 31,
                                              1996         1995

LIABILITIES
     Deposits
 Non-Interest Bearing              $35,767,855       $35,822,157
 Interest Bearing                   59,372,781        61,564,311
Notes Payable                        2,384,488         2,388,403
Other Liabilities                      298,492           444,489
Accrued Litigation Settlement          390,000           390,000
Letters of
Credit Outstanding                     146,332           145,632
Accrued Interest                       479,779           465,831

   Total Liabilities                98,839,727       101,220,823

STOCKHOLDERS' EQUITY
  Preferred Stock - Par Value $1
    2,302,811 Shares Issued and
Outstanding in 1996 and 1995         2,302,811         2,302,811
Common Stock - Par Value $1
   179,145 Shares Issued and
Outstanding in 1996 and 1995           179,145           179,145
Unrealized Gain (Loss) on
Securities Available-for-Sale,
Net of Applicable Deferred Income
Taxes                                   (4,407)           19,036
Capital in Excess of Par - Retired
Stock                                   14,888            14,888
Retained Earnings
                                     4,758,846         4,852,435

  Total Stockholders' Equity         7,251,283         7,368,315

                                   $106,091,010     $108,589,138

The accompanying notes are an integral part of these financial statements.

    BOL BANCSHARES, INC. &
          SUBSIDIARY
  CONSOLIDATED STATEMENTS OF
            INCOME

                                For the
                                 Years
                                 Ended
                               December 31,
                                 1996        1995      1994
INTEREST  INCOME             $12,326,563  $11,489,756  $10,254,341
INTEREST  EXPENSE              2,193,255    2,428,526  2,064,643

Net Interest Income           10,133,308    9,061,230  8,189,698

PROVISION FOR LOAN LOSSES      2,039,779    1,748,761    804,991

Net Interest Income After
Provision
for Loan Losses
                               8,093,529    7,312,469  7,384,707

OTHER INCOME
Service Charges on Deposit
Accounts                       1,481,144    1,521,705  1,615,472
Other Non-Interest Income
                                 958,796    1,181,643  1,752,317
Equity in
Earnings (Loss) of
Unconsolidated Subsidiary              -      (34,614)   131,437
Gain on Sale of Securities
                                       -          -       13,650

Total Other Income             2,439,940    2,668,734  3,512,876

OTHER EXPENSES
Salaries and Employee Benefits
                               4,189,606  3,833,797  4,017,854
Loss on
Litigation
                                       -          -   390,000
Occupancy Expense
                               1,848,469  1,757,796  1,816,077
Other Non-
Interest Expense
                               4,609,011  4,103,544  3,820,369

Total Other Expenses
                              10,647,086  9,695,137  10,044,300
INCOME (LOSS) BEFORE
INCOME TAX EXPENSE (BENEFIT)
                               (113,617)    286,066   853,283
INCOME TAX EXPENSE (BENEFIT)
                                (20,028)    141,413   205,250

NET INCOME (LOSS)              ($93,589)   $144,653  $648,033

EARNINGS (LOSS) PER SHARE OF
COMMON STOCK                     ($0.52)      $0.81     $3.61


The accompanying notes are an integral part of these financial statements.


BOL BANCSHARES, INC.
    & SUBSIDIARY
    CONSOLIDATED
   STATEMENTS OF
     CHANGES IN
STOCKHOLDERS' EQUITY
                                       Unrealiz ed
                                         Gain
                                        (Loss)
                                          on
                                       Investment
                                       Securities  Capital
                                                    In
                     Preferred  Common  Available   Excess  Retained
                                                   of Par
                                       for-Sale  Retired  Earnings  Total
                      Stock     Stock            Stock
BALANCE -         $2,324,737  $179,599    $0     $0    $4,244,489 $6,748,825
December 31, 1993
Stock Retired
                    (15,634)   (341)         -    8,810      (12)    (7,177)
Cash Dividends
 Preferred - $.08
per share                 -       -         -        -   (184,728)  (184,728)

Unrealized Gain on
Securities
Available-for-Sale,
Net of Applicable
Deferred Income
Taxes                     -       -    52,421        -         -      52,421

Net Income for the
Year 1994                 -       -         -        -    648,033    648,033
BALANCE - December
31, 1994             2,309,10  179,258   52,421    8,810  4,707,782 7,257,374

Stock Retired
                      (6,292)   (113)         -    6,078         -     (327)

Change in Unrealized
Gain on
Securities Available-
for-Sale, Net of
Applicable Deferred
Income Taxes              -       -  (33,385)        -         -    (33,385)

Net Income for the
Year 1995                 -       -         -        -    144,653    144,653

BALANCE - December
31, 1995           2,302,811  179,145   19,036   14,888  4,852,435 7,368,315

Change in Unrealized
Gain on Securities
Available-for-Sale,
Net of Applicable
Deferred Income
Taxes                     -       -  (23,443)        -        -     (23,443)

Net (Loss) for the
Year 1996                 -       -         -        -  (93,589)    (93,589)

BALANCE - December   $2,302,811 $179,145 ($4,407) $14,888 $4,758,846 $7,251,283
31, 1996


The accompanying notes are an integral part of these financial statements.

    BOL BANCSHARES, INC. & SUBSIDIARY
  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For The
                                           Years
                                           Ended

                                          December 31,
                                            1996      1995      1994
OPERATING ACTIVITIES
Net Income (Loss)                         ($93,589)  $144,643   $648,033
Adjustments to Reconcile Net Income
(Loss) to Net
  Cash Provided by Operating Activities:
Provision for Loan Losses
                                          2,039,779  1,748,761    804,991                                                1
Depreciation and Amortization Expense
                                           365,574   238,087    188,886
Amortization of Investment Security
Premiums                                    15,218    27,160     22,762
Accretion of Investment Security
Discounts                                 (29,102)  (41,077)  (219,910)
Increase (Decrease) in Deferred Income
Taxes                                       55,425  (428,113)   (32,420)
(Gain) Loss on Sale of Property and
Equipment                                    2,421     (521)        786
(Gain) Loss on Sale of Other Real Estate
                                             2,690  (133,986)  (351,114)
Decrease (Increase) in Other Assets and
Prepaid Taxes                             (592,676)   188,876  (482,698)
(Decrease) Increase in Other Liabilities
and Accrued Interest                      (132,050)  (72,277)    446,500
Net Decrease (Increase) in Mortgage Loans
Held for Resale                            255,750  (255,750)  1,233,828

Undistributed
Equity Method Income
                                                 -    34,614  (131,436)
Gain on Sale of Available-for-Sale
Securities                                       -         -   (13,650)

 Net Cash Provided by Operating
Activities                                1,889,440  1,450,417  2,114,558

INVESTING ACTIVITIES
Proceeds from Sale of Available-for-Sale
Securities                                   7,226         -     63,650
Purchases of Available-for-Sale
Securities                                (999,687)  (977,656)       -
Proceeds from Available-for-Sale
Securities Released at Maturity           1,000,000        -          -
Proceeds from Held-to-Maturity Investment
Securities Released at Maturity           7,500,000  5,000,000  10,000,000
Purchases of Held-to-Maturity Investment
Securities                                (5,452,950)       -  (17,883,155)
Proceeds from Sale of Property and
Equipment                                    3,545     7,389     15,998
Purchases of Property and Equipment
                                          (479,953)  (944,098)   (85,778)
Proceeds From Liquidation of
Unconsolidated Subsidiary                        -  1,402,058         -
Proceeds from Sale of Other Real Estate
                                           292,600   780,131  1,562,072
Net Decrease (Increase) in Loans        3,325,261  (7,945,484)  (5,139,404)
 Net Cash Provided by (Used in) Investing
Activities                              5,196,042  (2,677,660)  (11,466,617)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                          For The Years Ended
                                          December 31,
                                            1996      1995       1994
FINANCING ACTIVITIES
Net (Decrease) Increase in Demand
Deposits, Interest
  Bearing Deposits, Savings  Accounts,  ($2,245,832)  $5,622,708) ($3,724,370)
and CD's
Proceeds from Issuance of Long-Term Debt
                                                 -         -        1,918,500
Retirement of Stock
                                                 -     (327)          (7,177)
Dividends Paid
                                                 -         -        (184,728)
Principal Payments on Long-Term Debt
                                           (3,915)    (32,424)    (1,880,494)
 Net Cash Provided by (Used in) Financing
Activities                              (2,249,747)  5,589,957  (3,878,269)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS
                                        4,835,735  4,362,714  (13,230,328)
CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR
                                       17,467,137  13,104,423  26,334,751
CASH AND CASH EQUIVALENTS -           $22,302,872  $17,467,137 $13,104,423
END OF YEAR

SUPPLEMENTAL DISCLOSURES:

Additions to Other Real Estate through     $34,130  $290,724   $400,992
Foreclosure

Cash Paid During the Year for Interest  $2,179,307  $2,516,414  $2,083,938

Cash Paid During the Year for Income      $153,476  $524,271   $305,663
Taxes

Market Value Adjustment for Unrealized
Gain (Loss)
on Securities Available-for-Sale          ($35,520)   $28,843    $79,421

Accounting Policies Note:
  Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BUSINESS OF THE COMPANY
           BOL BANCSHARES, INC. was organized as a Louisiana corporation on May 7, 1981 for the purpose of becoming a registered bank holding company under the Bank Holding Company Act. The Company was inactive until April 29, 1988, when it acquired Bank of Louisiana, BOS Bancshares, Inc. and its wholly-owned subsidiary, Bank of the South, and Fidelity Bank and Trust Company of Slidell, Inc., and its wholly owned subsidiary, Fidelity Land Co. in a business reorganization of entities under common control in a manner similar to a pooling of interest. The acquired companies are engaged in the banking industry. PRINCIPLES OF CONSOLIDATION
           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of
     Louisiana.   In  consolidation,  significant  inter-company accounts,
     transactions, and profits have been eliminated. INVESTMENT SECURITIES
           Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts
     using  methods  approximating the interest method.    Other  marketable
     securities  are  classified as available-
     for-sale and are carried at fair value. Realized gains and losses on securities are included in net income. Unrealized gains and losses on securities available-for sale are recognized as direct increases or
     decreases in stockholders' equity.   Cost  of securities sold is
     recognized using  the  specific identification method.

     LOANS AND UNEARNED INCOME
           Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. Unearned discount on installment loans is recognized as income over the term of the loan on the interest method. Interest on other loans is calculated and credited to operations on a simple interest basis. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Loan origination fees and certain direct origination costs, when material, are capitalized and recognized as an adjustment of the yield on the related loan. Mortgage loans of $255,750 held for resale in 1995 are stated at cost, which is equivalent to market value.
     ALLOWANCE FOR LOAN LOSSES
           The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the
     allowance   for  loan  losses  when  management believes   that   the
     collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Accrual of interest is discontinued and accrued interest is charged off on a loan when
     management believes,   after  considering  economic   and   business
     conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Buildings, office equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization computed principally on the straight-line and modified accelerated cost recovery methods over the estimated useful lives of the assets.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS
NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     INCOME TAXES
           The Company and its consolidated subsidiary file a consolidated Federal income tax return. Federal income taxes are allocated between the companies, in accordance with a written agreement.
     MEMBERSHIP FEES
           Membership fees are collected in the month of May and amortized over a twelve-month period using the straight-line method. CASH AND DUE FROM BANKS
           The Bank considers all amounts Due from Banks and Federal Funds Sold to be cash equivalents.
           The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the reserve balance was approximately $1,405,269 and
     $1,380,423   for  the  years  ended  December  31, 1996   and   1995,
     respectively.
     NON-DIRECT RESPONSE ADVERTISING
             The Bank expenses advertising costs as incurred.

     USE OF ESTIMATES
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE B
     CHANGE IN ACCOUNTING PRINCIPLES
     SFAS NO. 114-ACCOUNTING FOR IMPAIRED LOANS
           On January 1, 1995, the Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan", which was later amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". This statement establishes standards, including the use of discounted cash flow techniques, for measuring the impairment of a loan when it is probable that the contractual terms will not be met.
Adoption of this standard had no impact on the Bank's net income, stockholders' equity or total assets. The remaining disclosure information required by SFAS 114 is set forth in Note G.

     SFAS NO. 107-ACCOUNTING FOR FINANCIAL INSTRUMENTS
          On January 1, 1995, the Bank adopted SFAS 107, "Disclosures about Fair Value of Financial Instruments," which requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or
     other   valuation techniques.   These  derived   fair   values   are
     significantly affected by assumptions used, principally the timing  of future
     cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS 107 exclude certain financial instruments and all
     nonfinancial  instruments.   Accordingly,  the aggregate  fair  value
     amounts presented do not represent management's estimation of the underlying value of the Bank. The remaining disclosure information required by SFAS 107 is set forth in Note Y.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

NOTE C
     OTHER REAL ESTATE
           The Subsidiary Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Subsidiary Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the reserve in the year of foreclosure.
           The net income (cost) of operation of Other Real Estate totaled $(235,365) in 1996, $(441,803) in 1995 and $4,726 in 1994.
NOTE D
     LOANS
          Major classification of loans are as follows:

                                               December 31,
                                               1996             1995
          Real Estate Mortgages                 $22,370,113   $23,323,996
          Commercial                              4,390,270     4,365,657
          Mortgage Loans Held for Resale                  -      255,750
          Personal                                5,731,437    6,022,017
          Credit Cards                           36,608,564   40,578,771
          Overdrafts                                207,121      435,168
                                                 69,307,505   74,981,359
          Unearned Discounts                          9,318       37,902
                                                 69,298,187   74,943,457
Allowance for Loan Losses                         1,500,000    1,500,000
                                               $67,798,187   $ 73,443,457

           The following is a classification of loans by rate and maturity:
     (Dollar amounts in thousands)
                                               December 31,
                                             1996        1995
          Fixed Rate Loans:
           Maturing in 3 Months or Less   $   6,309    $  9,711
           Maturing Between 3 and 12 Months  13,343      10,545
           Maturing Between 1 and 5 Years    40,400      42,467
           Maturing After 5 Years             1,913       1,488
                                             61,965      64,211
          Variable Rate Loans:
           Maturing Quarterly or More Frequently7,026    10,535
           Non-Accrual Loans                    316         235
                                             69,307      74,981
          Less:  Unearned Discount                9          38
          Less:  Allowance for Loan Losses    1,500       1,500
           Net Loans                      $  67,798    $ 73,443

NOTE E
     NON-PERFORMING ASSETS
           Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the balance sheet under the account caption, "Other Real
     Estate",        and amount to $1,723,095 at December
     31, 1996 and $1,993,905 at December 31, 1995. In addition, during 1996, the subsidiary bank purchased land underlying an "Other Real
     Estate"  property   for $550,000.  This investment, which is considered
     temporary, is included in Other Assets.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E
     NON-PERFORMING ASSETS (Continued)
          Other nonperforming assets include repossessed vehicles also
acquired through    foreclosure. Repossessions totaled $0 at December 31,
1996 and $5,345 at December   31, 1995.
           Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.
           At  December 31, 1996, $316,292 of loans were in the nonaccrual
     status    and  $22,978 of interest was foregone
     in the year then  ended.
     At December 31, 1995, $235,038 of loans were in the non-accrual status and $22,065 of interest was foregone in the year then ended.
NOTE F
     INCOME TAXES
           The components of the provision for income tax expense (benefit) are:

                                    1996       1995       1994
          Current                  $(59,302) $586,719   $295,413
          Reduction for Excess Provision
           in Prior Year:          (16,151)   -         (57,743)
          Deferred                  55,425   (445,306)  (32,420)

           Total Provision for
             Income Tax            $(20,028) $141,413   $ 205,250
           A  reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:
                                     1996      1995       1994
          Computed Tax at the Expected
           Statutory Rate          $(38,630) $ 97,263   $290,116
          Earnings of Unconsolidated
           Subsidiary               -          11,769   (44,689)
          Reduction for Excess Provision
           in Prior Year           (16,151)   -         (57,743)
          Other Adjustments         34,753     32,381    17,566
           Income Tax Expense (Benefit)
             for Operations        $(20,028) $141,413  $205,250


                                     1996      1995       1994
          Income Taxes Currently Payable:
           Current Income Tax Expense
             for Operations        $(75,453) $586,719   $237,670
           Other Adjustments        16,151      7,445    57,743
           Prepaid Tax             (187,728) (600,495) (427,630)
           Tax Payable for Unconsolidated
             Subsidiary             -        (11,769)    68,862

           Income Tax (Receivable) $(247,030) $(18,100) $(63,355)

                     BOL BANCSHARES, INC. & SUBSIDIARY NOTES TO CONSOLIDATED
                FINANCIAL STATEMENTS
NOTE F
     INCOME TAXES (Continued)
           Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes.
     Provisions for deferred taxes are made in recognition of these temporary differences.
          There were net deferred tax assets of $326,689 and $370,037 as of
     December  31,  1996  and December 31, 1995, respectively.   The major
     temporary   differences  which            created  deferred
     tax   assets   and
     liabilities are as follows:

                                                1996       1995
          Unrealized Gain (Loss) on Securities
           FASB 115 Adjustment                   $38,388  $51,773
            Unrealized Loss on Securities (Section 481
           Adjustment)                           (8,995)  (11,251)
          Allowance for Loan Loss                93,757    93,757
          Accumulated Depreciation              (104,962) (79,406)
          Other Real Estate                      175,901   182,564
          Accrued Litigation Settlement          132,600  132,600
                                                 $326,689 $370,037

NOTE G
     ALLOWANCE FOR LOAN LOSSES
          Changes in the allowance for loan losses were as follows:

                For The Years Ended December 31,
                                    1996       1995       1994
           Balance - January 1   $1,500,000  $934,947   $933,734
           Provision Charged to:
             Operations          2,039,779   1,748,761  804,991
             Proprietor                -        (1,213)   1,213
           Loans Charged Off    (2,822,245) (1,620,250)  (1,217,989)
           Recoveries             782,466     437,755    412,998

           Balance - December 31 $1,500,000  $1,500,000 $934,947

NOTE H
     STOCKHOLDERS' EQUITY

     PREFERRED STOCK
          8%, non-cumulative, non-participating, non-convertible, par value
     $1;   3,000,000  shares  authorized,  2,302,811  shares
     issued   and
      outstanding in 1996 and 1995. Preferred stock ranks prior to common stock as to dividends and liquidation.

     COMMON STOCK
           Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 1996 and 1995.

NOTE I
     EARNINGS PER COMMON SHARE
          Earnings per share are computed using the weighted average number of shares outstanding which was 179,145 in 1996, 179,202 in 1995 and 179,429 in 1994. Preferred stock dividends of $.08 per share were paid on December 30, 1994 to stockholders of record as of December 23, 1994. There was no provision for dividends for the years ended December 31, 1996 and 1995.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J
     CONTINGENT LIABILITIES AND COMMITMENTS
          The Subsidiary Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit. A summary of the Bank's commitments and contingent liabilities are as follows:

                                    1996        1995        1994
          Credit Card Arrangements $ 76,577,000 $72,851,202 $67,494,000
          Commitments To Extend Credit  564,000     693,000   1,272,000

           Commitments to extend credit, credit card arrangements and commercial letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit
     policies             and   procedures  for  credit
     commitments  and   financial
     guarantees are the same as those for extension of credit that are recorded on the statements of condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.
           The  Subsidiary Bank in the course of conducting  its business,
     becomes involved as a defendant or plaintiff in various lawsuits.   In
     one such case, the Subsidiary Bank is a defendant in a lawsuit filed by another bank. Outside counsel for the Subsidiary Bank has advised that at this stage in the proceedings he believes the probable outcome to be favorable to Bank of Louisiana. The Subsidiary Bank believes the suits are without merit and intends to vigorously defend its
     position.      As a result of their compliance exam with the FDIC, the
     Subsidiary Bank was ordered to reimburse certain cash advance fees and finance charges, which could aggregate up to $70,000.
     CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
           In another such case, the Subsidiary Bank was a defendant in a lawsuit filed by a party owning land that other real estate is built on, for back lease payments. An unfavorable outcome was reached in 1994 and the plaintiffs were awarded a judgement value of $565,786, which includes $390,000 in back rents with interest, plus $55,000 in legal fees. The Bank has filed an appeal. Accordingly, a provision for loss of $390,000 was charged to operations in the accompanying financial statements for 1994.
NOTE K
     RELATED PARTY TRANSACTIONS
           In the ordinary course of business, the Subsidiary Bank makes loans to its directors, officers and principal holders of equity
     securities.     These  loans are made on substantially  the
     same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. An analysis of loans made to directors, officers and principal holders of equity securities, including companies in which they have a significant ownership interest, is as follows:

                                             1996        1995
         Balance - January 1              $999,319    $1,114,836
          New Loans Made and Renewals       264,228      49,599
          Repayments
          and Maturities                   (253,462)   (165,116)
           Balance - December 31            $1,010,085  $999,319

                     BOL BANCSHARES, INC. & SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS
NOTE K
     RELATED PARTY TRANSACTIONS (Continued)
           The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31,
     1996,   1995  and  1994  totaled  $487,464, $484,524  and   $493,088,
     respectively. Rents paid to Tammany Mall
     Partnership for  the  years
     ended  December  31,  1996, 1995 and 1994 were $74,400,  $74,400, and $74,400, respectively.
           At December 31, 1996 and 1995 amounts due to Officers and Directors of the Company, including accrued interest, totaled $651,835 and $611,217, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying balance
     sheets, are payable on demand and bear interest at 10% per annum.   Of
     the debentures payable at December 31, 1996 and 1995, $153,000 and $95,500, respectively, were to Officers and Directors of the Company (see Note Q). Another note payable to Directors totaled $84,233 and $88,149 at December 31, 1996 and 1995, respectively, and is also disclosed in Note Q.
NOTE L
     LEASES
          The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2003. Two of the leases are
     with  related  parties,  as discussed in Note  K.   In addition,  the
     Subsidiary Bank rents office space on a month-tomonth basis from non-related groups. Various pieces of data processing equipment are also leased.
           The total minimum rental commitment at December 31, 1996, under the leases is $2,027,177 which is due as follows:

          December 31,
           1997                                        $669,340
           1998                                         671,320
           1999                                         390,721
           2000                                         190,836
           2001                                          68,960
           Subsequent to 2001                            36,000

                                                       $2,027,177

           For the years ended December 31, 1996, 1995 and 1994, $800,890, $770,045 and $782,859 was charged to rent expense, respectively.
          The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2003.
          Minimum future rentals to be received on non-cancelable leases as of December 31, 1996 for each of the next 5 years and in the aggregate are:

         December 31,
           1997                                        $ 43,168
           1998                                          43,168
           1999                                          43,168
           2000                                          43,168
           2001                                          33,139
           Subsequent to 2001                            51,952

                                                       $257,763

                     BOL BANCSHARES, INC. & SUBSIDIARY NOTES TO CONSOLIDATED
               FINANCIAL STATEMENTS
NOTE M
     INVESTMENT SECURITIES
           Carrying amounts and approximate market values of investment securities are summarized as follows:

         Securities held-to-maturity consisted of the following at
December 31, 1996:
                                       Gross       Gross
                            Amortized Unrealized  Unrealized Fair
                             Cost      Gains        Losses   Value
    U.S. Treasury Securities $7,977,101 $39,518  $     -  $ 8,016,619

          Securities available-for-sale consisted of the following at
December 31, 1996:
                                       Gross         Gross
                            Amortized Unrealized   Unrealized Fair
                             Cost      Gains         Losses   Value

    Equity Securities       $89,886    $-       $-      $ 89,886
    U.S. Treasury Securities999,802   -         6,677    993,125

                         $1,089,688    $-       $ 6,677 $1,083,011


          Securities held-to-maturity consisted of the following at December 31, 1995:

                                       Gross       Gross
                            Amortized Unrealized   Unrealized   Fair
                             Cost      Gains        Losses      Value

 U.S. Treasury Securities $10,014,191   $ 1,434   $-      $ 10,015,625


          Securities available-for-sale consisted of the following at December 31, 1995:

                                       Gross       Gross
                            Amortized Unrealized   Unrealized  Fair
                             Cost      Gains        Losses     Value
    Equity Securities       $97,112    $26,596     $-         $123,708
    U.S. Treasury Securities 996,190     2,247       -         998,437
                           $1,093,302  $28,843     $-       $1,122,145

          The maturities of investment securities at December 31, 1996 are as follows:
                  Securities  Held-to-Maturity  Securities Available for Sale
                          Amortized      Market    Amortized     Market
                             Cost        Value      Cost        Value
Amounts maturing in:
          One year or less $3,997,364 $3,998,181  $ 89,886      89,886
          After one year
          through five years3,979,737  4,018,438   999,802     993,125
                           $7,977,101 $8,016,619  $1,089,688 $1,083,011

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M
     INVESTMENT SECURITIES (Continued)
          During 1996 and 1994, the Bank sold securities available-forsale for total proceeds of $7,226 and $63,650, resulting in gross realized gains of $0 and $13,650, respectively. There were no sales of securities during 1995.
           Securities of $975,000 at December 31, 1996 and $875,000 at December 31, 1995 were pledged to secure public funds.

NOTE N
     LETTERS OF CREDIT
           Outstanding letters of credit were $146,332 and $145,632 as of December 31, 1996 and 1995, respectively.

NOTE O
     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                December 31,
                                             1996         1995
Furniture and
Equipment                                $3,200,922  $2,786,968
Bank Owned Vehicles                          78,691      77,273
Leasehold Improvements                      312,491     268,971
Land                                        468,425     468,425
Buildings                                  1,334,075   1,334,075
                                           5,394,604   4,935,712
Accumulated
Depreciation and Amortization              2,711,455   2,360,976

                                           $2,683,149  $2,574,736

           Depreciation and amortization expense aggregated $365,574 in 1996, $238,087 in 1995, and $188,886 in 1994.

NOTE P
     INTEREST BEARING DEPOSITS
         Major classifications of interest bearing deposits are as follows:

                                            December 31,
                                             1996          1995
          NOW Accounts                   $12,649,021  $11,809,863
          Money Market Accounts            7,071,712    7,890,931
          Savings Accounts                25,290,143   25,306,076
          Certificates of Deposit Greater
            Than $100,000                  1,319,370    1,404,491
          Other Certificates of Deposit   13,042,535   15,152,950

                                         $59,372,781  $61,564,311

         The maturities of Certificates of Deposit Greater than $100,000 at December 31, 1996 are as follows:

          Three months or less                        $ 710,037
          After three months through one year           609,333
                                                     $1,319,370

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Q
     NOTES PAYABLE
           The following is a summary of notes payable at December 31, 1996 and 1995:

                                              December 31,
                                             1996         1995
Notes payable to Directors of the Company,
  payable on demand, interest at 10%.      $410,754    $410,754

Notes payable to Director, interest at
  13.5%, maturing September 30, 2006,
  monthly payments of $1,298.                84,234      88,149

Debentures payable, due July 1997,
interest at 9%, callable at 103% , 102%
  and 101% of face value in 1995, 1996
and 1997, respectively, interest payable
semi-annually, each $500 debenture
secured by 23.83 shares of the
Subsidiary Bank's stock.                   1,889,500   1,889,500
                                           $2,384,488  $2,388,403

Following are maturities of long-term debt:
            December 31,
               1997                                    $2,305,084
               1998                                       5,122
               1999                                       5,858
               2000                                       6,700
               2001                                       7,663
               Subsequent to 2001                        54,061
                                                       $2,384,488
</TABLE
NOTE R
     FUNDS AVAILABLE  FOR DIVIDENDS
           The  Subsidiary  Bank is restricted under  applicable  laws and
     regulatory  authority  in the payment of cash  dividends.   Such laws
     generally  restrict  cash dividends to the extent  of  the Subsidiary
     Bank's earnings.
           The  Subsidiary Bank has been further restricted by
     regulatory authorities from paying dividends in excess of 50% of the
     Bank's  net income.  Refer to Note X.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE S
     INTEREST INCOME AND INTEREST EXPENSE
          Major categories of interest income and interest expense are as follows:


                                 December 31,
                                   1996         1995      1994
INTEREST INCOME
Interest and Fees on Loans:
Real Estate Loans               $2,279,618  $2,389,840 $1,869,599
Installment Loans
                                   518,544     487,059    513,914
CreditCards and Related Plans
                                 7,907,016   6,928,746  5,975,741
Commercial and all
Other Loans
                                   527,692     390,363    500,810
Interest on Depository
                                         -       4,488        186
Interest on Investment
Securities -
U.S. Treasury and Other
Securities                         512,231     718,983    758,357
Interest on Federal Funds Sold
                                   581,462     570,277    635,734


                               $12,326,563  $11,489,756  $10,254,341

INTEREST EXPENSE
Interest on Time Deposits of
$100,000 or more                    55,212       63,000    91,530
Interest on Other Deposits       1,908,487    2,137,181   1,710,812
Interest on Other Borrowed Funds     6,041        3,997       2,678
Interest on Notes Payable          223,515      224,348     259,623
                                 2,193,255    2,428,526   2,064,643

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE T
       NON-INTEREST INCOME AND NON-INTEREST EXPENSES
           Major categories of other non-interest income and noninterest expenses are as follows:

                                      December 31,
                                        1996         1995        1994
OTHER NON-INTEREST INCOME
Cardholder and Other Charge Card       $664,919     $722,576     $777,619
Income
Data Processing and Items Processing
                                         30,047       34,171       38,274
Other Commission and Fees
                                         99,580       87,754       99,719
Other Real Estate Income
                                         30,610      179,469      445,416
Other Income
                                        133,640      157,673      391,289


                                       $958,796   $1,181,643   $1,752,317



                                      December 31,
                                        1996         1995        1994

OTHER NON-INTEREST EXPENSE
Loan and Charge Card Expenses        $1,213,951     $865,309     $851,138
Communications
                                      1,002,981      629,191      612,470
Stationery, Forms and Supplies
                                        447,213      389,452      292,645
Professional Fees
                                        631,580      509,131      455,377
Insurance and Assessments
                                         94,441      211,755      317,851
Advertising
                                        306,031      348,263      352,258
Other Real Estate Expenses
                                        265,975      621,271      440,690
Other Expenses
                                        646,839      529,172      497,940


                                     $4,609,011   $4,103,544   $3,820,369

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


        BOL BANCSHARES, INC.
      CONDENSED BALANCE SHEETS

                                      December 31,
                                        1996        1995
ASSETS
Due from Banks                         $603,238     $805,318
Due from Subsidiary
                                         74,677      191,725
Other Assets                            276,096       60,634
Investment in
Bank of Louisiana                     8,994,124    8,970,807

                                     $9,948,135   $10,028,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                        $2,384,488   $2,388,403
Accrued Interest
                                        312,364      271,747
Other Liabilities
                                              -           19
Shareholders' Equity
                                      7,251,283    7,368,315

                                     $9,948,135   $10,028,484

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
      BOL BANCSHARES, INC.
  STATEMENTS OF INCOME (LOSS)

                                December 31,
                                    1996       1995       1994
INCOME
Dividend Income - Bank of               $0         $0   $424,485
Louisiana
Interest Income                     26,273     32,918     22,636
Miscellaneous Income                    19          -          -


                                    26,292     32,918    447,121
EXPENSES
Interest                           223,515    224,348    259,623
Other Expenses                      15,427     16,842     73,237


                                   238,942    241,190    332,860

INCOME (LOSS) BEFORE EQUITY
IN UNDISTRIBUTED EARNINGS
OF SUBSIDIARY                     (212,650)  (208,272)    114,261

Equity in Undistributed Earnings
of Subsidiary                       46,760    282,113    424,485

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                  (165,890)     73,841    538,746

INCOME TAX BENEFIT                  72,301     70,812    109,287
NET INCOME (LOSS)                ($93,589)   $144,653   $648,033

      BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

        BOL BANCSHARES, INC.
      STATEMENTS OF CASH FLOWS
                                       December 31,
                                         1996        1995        1994
OPERATING ACTIVITIES
Net Income (Loss)                      ($93,589)   $144,653    $648,033
Adjustments to Reconcile Net Income
(Loss) to
Net Cash Provided by (Used in)
Operating Activities
Equity in Undistributed Income of
Subsidiaries
                                        (46,760)  (282,113)   (424,485)
Net (Increase) Decrease in Other
Assets                                 (215,461)     60,496       44,660
Net Increase in Other Liabilities        40,597      28,253        8,532

Net Cash Provided by (Used in)
Operating Activities                   (315,213)   (48,711)     276,740

FINANCING ACTIVITIES
Dividends Paid                                 -          -   (184,728)
Repayments of Advances to
Subsidiaries                             130,047      8,076      44,934
Repayments of Advances from
Subsidiaries                                   -   (94,857)     -
Advances to Subsidiaries                 (12,999)  (121,125)    -
Advances from Subsidiaries                      -          -      94,857
Proceeds from Issuance of Long-Term
Debt                                           -          -   1,918,500
Repayment of Long-Term Debt               (3,915)   (32,424)   (1,880,494)
Cancellation of Stock                           -      (327)     (7,177)

Net Cash Provided by (Used in)
     Financing Activities                   113,133  (240,657)    (14,108)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                        (202,080)  (289,368)     262,632
CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                           805,318  1,094,686     832,054

CASH AND CASH EQUIVALENTS -
END OF YEAR                             $603,238   $805,318   $1,094,686

NOTE V
     CONCENTRATIONS OF CREDIT
           All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market
     area.     All such   customers are depositors   of   the   Bank.
     The concentrations of credit by type of loan are set forth in Note D. Commercial letters of credit were granted primarily to commercial borrowers.
NOTE W
     UNCONSOLIDATED SUBSIDIARY
           An unconsolidated subsidiary ownership was acquired February 24, 1989 in a foreclosure proceeding.
           Investments in unconsolidated subsidiaries were carried at cost, adjusted for the Bank's proportionate share of their undistributed
     earnings  or  losses.   The  subsidiary was
considered temporary at December 31, 1994, and therefore, was not consolidated for financial statement purposes. Upon liquidation of the subsidiary in 1995, a net loss of $34,614 was charged to operations.
NOTE X
     REGULATORY MATTERS
           On March 12, 1996, the Bank consented to a revised Memorandum of Understanding issued by the Federal Deposit Insurance Corporation
     (FDIC).
     The Memorandum was issued by the FDIC as a result of their examination of the Bank as of July 31, 1995 and replaces the Memorandum of Understanding dated November 8, 1994. The Memorandum of Understanding is an arrangement between the Bank and the FDIC in which the Bank agrees to perform, among other things, the following within specified time periods:

               a)   The Bank shall maintain a Tier I leverage capital ratio
               equal   to   or   greater  than  seven  percent, including
               restricting dividends to a maximum of 50% of the Bank's current year's net income,
               b) Eliminate from its books certain criticized assets and reduce other criticized assets to specified levels,
               c) Initiate and implement a marketing program to dispose of its other real estate in a timely manner,
               d)   Formulate and implement a written Profit Plan.,
               e) Perform a quarterly review of the adequacy of the Bank's loan valuation reserve. Increase the Bank's allowance for loan and lease losses to at least $1,500,000 (Resulting in a charge to income in 1995 of an additional provision of $566,266),
               f) Revision of the Bank's loan policy for charging off delinquent credit card loans.

           While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the Memorandum of Understanding. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied with in the specified time periods.
           Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.
           The Subsidiary Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking
     regulators.   At  December 31, 1996, the Bank is required to  have  a
     minimum  Tier  1  and  Total  capital  ratios  of  4.00% and
     8.00%, respectively.  The Bank's actual ratios at that date
     were  12.32%  and 13.58%,  respectively.   Primary capital  to assets
     ratios for the Subsidiary Bank were 8.60% for 1996 and 8.54% for 1995.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Y
     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
           The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:
     CASH AND SHORT-TERM INVESTMENTS
          For cash, the carrying amount approximates fair value. For short
     term  investments,  fair  values       are calculated  based  upon
       general investment market interest rates for similar maturity investments.
     INVESTMENT SECURITIES
            For securities and marketable equity securities heldfor investment purposes, fair values are based on quoted market prices. LOAN RECEIVABLES
           For certain homogeneous categories of loans, such as residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the current U.S. treasury interest rate curve, a factor for cost of processing and a factor for historical credit risk to determine the discount rate.

     DEPOSIT LIABILITIES
           The fair value of demand deposits, savings deposits and certain money market deposits are calculated based upon general investment market interest rates for investments with similar maturities. The value of fixed maturity certificates of deposit is estimated using the U.S. treasury interest rate curve currently offered for deposits of similar remaining maturities.


     COMMITMENTS TO EXTEND CREDIT
           The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Y
     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          The estimated fair values of the Bank's financial instruments are as follows:

                                             December 31, 1996
                                             Carrying    Fair
                                             Amount      Value
Financial Assets:
 Cash and Short-Term Investments         $  22,328,209  $22,328,209
 Investment Securities                       9,060,112   9,099,630
 Loans                                      69,298,187  69,015,674
 Less:  Allowance for Loan Losses            1,500,000   1,500,000

                                           $99,186,508 $98,943,513


          Financial Liabilities:

 Deposits                                 $95,743,875 $95,787,855


         Unrecognized Financial Instruments:

 Commitments to Extend Credit             $  564,000  $  564,000
 Commercial Lines of Credit                  146,332     146,332
 Credit Card Arrangements                 76,577,000  76,577,000
                                         $77,287,332 $77,287,332

To the Board of Directors
BOL Bancshares, Inc.
    & Subsidiary
                       Independent Auditor's Report on Supplementary
                       Information
      Our report on our audit of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 1996 and 1995 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the
basic financial  statements. Such            information has been
subjected to the auditing procedures applied  in
the  audit of the basic financial statements and, in our opinion, is fairly
stated  in  all  material  respects       in relation  to  the
basic  financial
statements taken as a whole.
                                        /s/  Laporte, Sehrt, Romig & Hand
                                      A Professional Accounting Corporation
January 16, 1997






                   A Professional Accounting Corporation
     800 Two Lakeway Center 3850 N. Causeway Blvd. Metairie,
                      LA 70002 (504)835-5522 FAX (504)835-5535
                      P.O. Box 27 Riverside Drive Covington, LA 70434
                      (504)8925850 FAX (504)892-5956
     Member of AICPA Division for CPA Firms-Private Companies Practice
                                    Section and
                           SEC Practice Section
        International Affiliation with Accounting Firms Associated, Inc.

            BANK OF LOUISIANA
        SUPPLEMENTARY INFORMATION

               SCHEDULE I
             BALANCE SHEETS
             UNCONSOLIDATED

                 ASSETS
                                           December 31,
                                             1996        1995
Cash and Due from Banks
Non Interest Bearing Balances and Cash    $7,902,872  $6,742,137
Federal Funds Sold                        14,400,000  10,725,000
Investment Securities
Securities Held-to-Maturity (Fair Value
of $8,016,619 in 1996
and $10,015,625 in 1995)                   7,977,101  10,014,191
Securities Available-for-Sale, at Fair
Value                                      1,083,011   1,122,145
Loans:  Less Allowance for Loan Losses of
$1,500,000 in 1996
and 1995 and Unearned Discount of $9,318
in 1996 and $37,902 in 1995                67,798,187  73,443,457
Property, Equipment and Leasehold
Improvements (Net
of Depreciation and Amortization)           2,683,149   2,574,736
Other Real Estate                           1,723,095   1,993,905
Other Assets                                1,774,478   1,397,264
Deferred Taxes                                326,689     370,037
Letters of Credit                             146,332     145,632

Total Assets                             $105,814,914 $108,528,504

See independent auditor's report on supplementary information.

  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Non Interest Bearing                     $35,769,692 $35,825,654
Interest Bearing                          59,974,183  62,366,131
Other Liabilities                            298,492     444,470
Letters of Credit Outstanding                146,332     145,632
Due to Parent                                 12,999     121,125
Accrued Litigation Settlement                390,000     390,000
Notes Payable                                 61,678      70,600
Accrued Interest                             167,414     194,085

Total Liabilities                         96,820,790  99,557,697

STOCKHOLDERS'  EQUITY
Common Stock - 143,000 Shares Issued and
Outstanding                                1,430,000   1,430,000
Unrealized Gain (Loss) on Securities
Available-for-Sale,
Net of Applicable Deferred Income Taxes      (4,407)      19,036
Surplus                                    4,616,796   4,616,796
Retained Earnings                          2,951,735   2,904,975

Total Stockholders' Equity                 8,994,124   8,970,807

Total Liabilities and Stockholders'     $105,814,914 $108,528,504
 Equity



See independent auditor's report on supplementary information.

BANK OF LOUISIANA
                         SUPPLEMENTARY INFORMATION

                                SCHEDULE II STATEMENTS OF INCOME
                              UNCONSOLIDATED

CAPTION>

                                   For The Years Ended
                                   December 31,
                                     1996       1995       1994
INTEREST  INCOME                $12,326,563  $11,489,756   $10,254,341
INTEREST  EXPENSE                 1,996,013  2,237,096   1,827,656

Net Interest Income              10,330,550  9,252,660   8,426,685

PROVISION FOR LOAN LOSSES
                                  2,039,779  1,748,761     804,991

Net Interest Income After
Provision for Loan Losses         8,290,771  7,503,899   7,621,694

OTHER INCOME
Service Charges on Deposit
Accounts                          1,481,144  1,521,705   1,615,472
Other Non-Interest Income
                                    958,777  1,181,643   1,752,317
Equity in Earnings (Loss) of
Unconsolidated Subsidiary                 -   (34,614)     131,437
Gain on Sale of  Securities
                                          -          -      13,650

Total Other Income
                                  2,439,921  2,668,734   3,512,876

OTHER EXPENSES
Salaries and Employee Benefits
                                  4,189,606  3,833,797   4,017,853
Occupancy Expense
                                  1,848,469  1,757,796   1,816,072
Other Non-Interest Expense
                                  4,593,584  4,086,702   3,747,136
Loss on Litigation
                                          -          -     390,000

Total Other Expenses
                                 10,631,659  9,678,295   9,971,061

INCOME BEFORE PROVISION FOR
INCOME TAXES
                                     99,033    494,338   1,163,509

PROVISION FOR INCOME TAXES
                                     52,273    212,225     314,537

NET INCOME                          $46,760   $282,113    $848,972

EARNINGS PER SHARE OF
COMMON STOCK                          $0.33      $1.97       $5.94

BANK OF LOUISIANA
                         SUPPLEMENTARY INFORMATION

                               SCHEDULE III
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              UNCONSOLIDATED

                                   Unrealized
                                     Gain on
                                   Investment
                                   Securities
                         Common     Available-           Retained
                           Stock    for-Sale    Surplus   Earnings Total
BALANCE - December
31, 1993                $1,430,000        $0  $4,616,796 $2,198,37 $8,245,171

Net Income for the Year
1994                            -          -          -    848,972    848,972

Cash dividends declared
for the Year ($3.17 per
share)                          -          -          -   (424,485) (424,485)

Unrealized Gain on
Securities
Available-for-Sale, net
of applicable Deferred
Income Taxes                    -     52,421          -         -      52,421
BALANCE - December 31,
1994                    1,430,000     52,421  4,616,796  2,622,862  8,722,079

Net Income for the Year
1995                            -          -          -    282,113    282,113

Change in Unrealized
Gain on
Securities Available-
for-Sale,
net of Applicable
Deferred Income Taxes            -   (33,385)          -         -    (33,385)
BALANCE - December 31,
1995                     1,430,000     19,036  4,616,796  2,904,975  8,970,807

Net Income for the Year
1996                            -          -          -      46,760     46,760

Change in Unrealized
Gain on
Securities Available-
for-Sale,
net of Applicable
Deferred Income Taxes           -   (23,443)          -        -      (23,443)
BALANCE - December 31,  $1,430,000  ($4,407)  $4,616,796 $2,951,735 $8,994,124
1996

See independent auditor's report on supplementary information. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        BOL BANCSHARES, INC.

                                 /S/Peggy L. Schaefer-Treasurer
                                        3-24-97


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.

/S/Gordon A. Burgess-Director    /S/Louis G. Grush-Director
/S/Leland L. Landry-Director     /S/Edward J. Soniat-Director
/S/Douglas A. Schonacher-Director  /S/Gerry E. Hinton-Director

[ARTICLE]                            9
[MULTIPLIER]                     1,000

[PERIOD-TYPE]                                  12-MOS
[FISCAL-YEAR-END]                            12-31-96
[PERIOD-END]                                 12-31-96
[CASH]                                           7903
[INT-BEARING-DEPOSITS]                              0
[FED-FUNDS-SOLD]                                14400
[TRADING-ASSETS]                                    0
[INVESTMENTS-HELD-FOR-SALE]                      9060
<INVESTMENTS CARRYING>                           9060
[INVESTMENTS-MARKET]                             9100
[LOANS]                                         69298
[ALLOWANCE]                                      1500
[TOTAL-ASSETS]                                 106091
[DEPOSITS]                                      95141
[SHORT-TERM]                                        0
[LIABILITIES-OTHER]                              1315
[LONG-TERM]                                      2384
[PREFERRED-MANDATORY]                               0
[PREFERRED]                                      2303
[COMMON]                                          179
[OTHER-SE]                                          0
[TOTAL-LIABILITIES-AND-EQUITY]                 106091
[INTEREST-LOAN]                                 11233
[INTEREST-INVEST]                                 512
[INTEREST-OTHER]                                  581
[INTEREST-TOTAL]                                12327
[INTEREST-DEPOSIT]                               1964
[INTEREST-EXPENSE]                                230
[INTEREST-INCOME-NET]                           10133
[LOAN-LOSSES]                                    2040
[SECURITIES-GAINS]                                  0
[EXPENSE-OTHER]                                 10647
[INCOME-PRETAX]                                  (114)
[INCOME-PRE-EXTRAORDINARY]                       (114)
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
[NET-INCOME]                                      (94)
[EPS-PRIMARY]                                   (0.52)
[EPS-DILUTED]                                       0
[YIELD-ACTUAL]                                   9.64
[LOANS-NON]                                      2039
[LOANS-PAST]                                     2295
[LOANS-TROUBLED]                                    0
[LOANS-PROBLEM]                                  4503
[ALLOWANCE-OPEN]                                 1500
[CHARGE-OFFS]                                    2822
[RECOVERIES]                                      782
[ALLOWANCE-CLOSE]                                1500
[ALLOWANCE-DOMESTIC]                             1500
[ALLOWANCE-FOREIGN]                                 0
[ALLOWANCE-UNALLOCATED]                             0