Form 10-K/A
period 1996-12-31
BOL BANCSHARES INC
filed 1997-05-06
CIK 832818

BOL BANCSHARES, INC.
                           300 ST. CHARLES
                           AVENUE NEW ORLEANS,
                           LA  70130
May 5, 1997
Securities and Exchange Commission
Washington, D. C.  20549

Gentlemen:

Pursuant to the requirements of the Securities
Exchange Act of 1934, we are transmitting herewith the attached Form 10-K/A.

Sincerely,


BOL BANCSHARES, INC.


/s/ Peggy L. Schaefer
Peggy L. Schaefer, Treasurer

                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOL BANCSHARES,
                                        INC. /s/ Peggy L.
                                        Schaefer Treasurer
                                                5-5-97