Form 10-Q
period 1997-03-31
BOL BANCSHARES INC
filed 1997-05-09
CIK 832818

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

                                 FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1997

Commission file Number        01-16934

                              BOL BANCSHARES, INC.
               (Exact name of registrant as specified in its charter.)


     Louisiana                               72-1121561
(State  of incorporation)                (I. R. S. Employee
                                          Identification No.)


300 St. Charles Avenue, New Orleans, La.     70130
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:   (504) 889-9400


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

Common Stock, $1 Par Value - 179,145 shares as of April 30, 1997.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                                        INDEX

                                                               Page No.
PART 1. Financial Information

     Item 1: Financial Statements
             Consolidated Statement of Condition                     3
             Consolidated Statements of Income                       5
             Consolidated Statements of Changes in
               Stockholder's Equity                                  6
             Consolidated Statement of Cash Flow                     7

             Notes to Consolidated Financial Statements              8


     Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                           12
PART II. Other Information
     Item 6. Exhibits and Reports on Form 8-K
          A. Exhibits
               Exhibit 27. Financial Data Schedule                 22

          B. Reports on Form 8-K
               No reports have been filed on Form 8-K
                  during this quarter.


                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                        CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)


                                              March 31,   Dec. 31,  March 31,
(Amounts in thousands)                             1997       1996       1996
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,001      7,903      6,994
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
3/31/97, 12/31/96, & 3/31/96 respectively         9,464      7,977      7,989
were$9,440,000, $8,017,000, and $8,023,000)
 Securities Available for Sale                    1,082      1,083      1,111
Federal Funds Sold                               18,450     14,400      9,700
Loans, net of unearned income                    64,444     69,298     75,733
Reserve for possible loan losses                 (1,500)    (1,500)    (1,505)
Property, Equipment and Leasehold
 Improvements (Net of Depreciation and
 Amortization)                                    2,624      2,683      2,542
Other Real Estate                                 1,776      1,723      2,052
Deferred Taxes                                      327        327        375
Letters of Credit                                   146        146        146
Other Assets                                      2,037      2,051      1,236
     TOTAL ASSETS                              $105,851   $106,091   $106,373

See accompanying notes to Financial Statements

                            BOL BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CONDITION (Continued)

                                              March 31,   Dec. 31,  March 31,
(Amounts in thousands)                             1997       1996       1996
LIABILITIES
Deposits:
 Non-Interest Bearing                            35,840     35,768    33,537
 Interest Bearing                                59,689     59,373    61,508
     TOTAL DEPOSITS                              95,529     95,141    95,045
Deferred Taxes                                        -          -         -
Notes Payable                                       494        495       498
Senior Secured Debentures                         1,888      1,890     1,890
Letters of Credit Outstanding                       146        146       146
Accrued Litigation Settlement                       390        390       390
Other Liabilities                                   655        778       863
     TOTAL LIABILITIES                           99,102     98,840    98,832

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  3/31/97, 12/31/96, and 3/31/96                  2,303      2,303     2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  3/31/97, 12/31/96, and 3/31/96                    179        179       179
Unrealized Gain on Securities Available for
 Sale, net of applicable Deferred
  Income Taxes                                       (5)        (4)        9
Capital in Excess of Par - Retired Stock             15         15        15
Undivided Profits                                 4,758      4,852     4,852
Current Earnings                                   (501)       (94)      183
     TOTAL STOCKHOLDERS' EQUITY                   6,749      7,251     7,541
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $105,851   $106,091  $106,373

See accompanying notes to Financial Statements

                           BOL BANCSHARES, INC.

                    CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)
                                              March 31,          March 31,
(Amounts in thousands)                             1997               1996
INTEREST INCOME
Interest and fees on loans                        2,414              2,854
Interest on time deposits                             -                  -
Interest on securities held to maturity             115                122
Interest and dividends on securities                 13                 16
 available for sale
Interest on federal funds sold                      210                130
Other interest income                                 -                  -
Total Interest Income                             2,752              3,122
INTEREST EXPENSE
Interest on deposits                                471                490
Interest on federal funds purchased                   -                  -
Other interest expense                               10                  2
Interest expense on notes payable                     3                 13
Interest expense on debentures                       42                 42
Total Interest Expense                              526                547
NET INTEREST INCOME                               2,226              2,575
Provision for loan losses                           780                422
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 1,446              2,153
OTHER INCOME
Service Charges on Deposit Accounts                 328                362
Cardholder & other credit card income               144                138
ORE Income                                           39                  5
Other Operating Income                              115                110
Gain on Sale of Securities                            -                  -
Total Other Income                                  626                615
OTHER EXPENSE
Salaries and Employee Benefits                    1,035              1,009
Occupancy Expense                                   450                447
Loan & Credit Card Expense                          309                273
ORE Expense                                          81                 38
Other Operating Expense                             698                697
Total Other Expenses                              2,573              2,464

Income Before Tax Provision                        (501)               304

Provision (Benefit) For Income Taxes                  -                121

NET INCOME                                       ($501)               $183

Earnings Per Share of Common Stock              ($2.80)              $1.02

See accompanying notes to Financial Statements

                                  BOL BANCSHARES, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                   (Unaudited)


                                      UNREALIZED
(Amounts in thousands)                GAIN(LOSS) CAPITAL IN
                                          ON
                                      INVESTMENT EXCESS OF
                                      SECURITIES    PAR
                    PREFERRED  COMMON  AVAILABLE  RETIRED  RETAINED
                       STOCK   STOCK   FOR SALE    STOCK   EARNINGS  TOTAL
Balance December 31,    2,303     179         19        15   4,852   7,368
  1995

Change in unrealized gain on
  securities AFS, net of
  applicable deferred income
  taxes                                      (10)                      (10)

Net Income                                                     183     183
Balance - March 31,     2,303     179          9        15   5,035  $7,541
  1996


Balance December 31,    2,303     179        (4)        15   4,758   7,251
  1996

Change in unrealized gain on
  securities AFS, net of
  applicable deferred income
  taxes                                      (1)                       (1)
Net Income (Loss)                                            (501)   (501)
Balance - March 31,     2,303     179        (5)        15   4,257  $6,749
  1997

                              BOL BANCSHARES, INC.

                             STATEMENTS OF CASH FLOWS
                                (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(Amounts in thousands)                             1997                1996
OPERATING ACTIVITIES
Net Income (Loss)                                  (501)                183
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                          780                 422
 Depreciation and Amortization Expense               93                  77
 Amortization of Investment Security Premiums         -                   3
 Accretion of Investment Security Discounts          18                 (16)
 (Decrease)Increase in Deferred Income Taxes         (0)                  5
 (Gain) Loss on Sale of Property and                  -                   -
  Equipment
 (Gain) Loss on Sale of Other Real Estate           (35)                  -
 Decrease(Increase) in Other Assets & Prepaid        17                (228)
  Taxes
 (Decrease)Increase in Other Liabilities and       (125)                (56)
  Accrued Interest
 Net Decrease(Increase) in Mortgage Loans          (105)                (58)
  Held for Resale
Net Cash Provided by (Used in) Operating            142                 332
  Activities

INVESTING ACTIVITIES
Proceeds from Sale of Available-for-Sale             -                   -
  Securities
Purchases of Available-for-Sale Securities           -              (1,000)
Proceeds from Available-for-Sale Securities
  Released at Maturity                                -                 978
Proceeds from Held-to-Maturity Investment
  Securities Released at Maturity                 2,975               2,511
Purchases of Held-to-Maturity Investment         (4,480)               (478)
  Securities
Proceeds from Sale of Property and Equipment         1                   1
Purchases of Property and Equipment                (34)                (45)
Proceeds from Sale of Other Real Estate            105                   -
Purchases of Other Real Estate                    (124)                 (3)
Net Decrease (Increase) in Loans                 4,178                (726)
Net Cash Provided by (Used in) Investing         2,621               1,238
 Activities

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand Deposits,
 Interest Bearing Deposits,
 Savings Accounts, and CD's                        389             (2,342)
Proceeds from Issuance of Long-Term Debt             -                  -
 Retirement of Stock                                 -                  -
Principal Payments on Long Term Debt                (3)                (1)
Net Cash Provided by (Used in) Financing           386             (2,343)
  Activities

Net Increase (Decrease) in Cash and Cash         3,149               (773)
   Equivalents
Cash and Cash Equivalents at Beginning of       22,303              17,467
   Year
Cash and Cash Equivalents at End of Period      25,452             $16,694

See Accompanying Notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1997

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

Note 2.  PER SHARE DATA

      Income per common share data are based on the weighted average number of shares outstanding of 179,145 and 179,145 at March 31, 1997 and 1996 respectively.

Note 3. SENIOR SECURED DEBENTURES

     On December 27, 1996 the Company offered $1,800,000 in aggregate principal amount of 9% Senior Secured Debentures due 2000, of BOL Bancshares, Inc. The Debentures will bear interest at the rate of 9% per annum payable semi-annually on each January 31 and July 31. Each $500.00 in principal amount of a Debenture will be secured by a pledge of 39.72 shares of common stock of the Bank. This offering closed on February 28, 1997. The offering was fully subscribed and will satisfy the Senior Secured Debentures which will be due July, 1997. The shortfall will be made up in cash.

Note 4.  CONTINGENCIES

   Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1996, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
   The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

   1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. The trial was scheduled for March 17, 1997. The Company is awaiting the court's decision.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.

     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned nonsufficient funds. When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
   3. On February 10, 1997 a lawsuit was filed by a proprietary merchant alleging that the Company wrongfully debited the Plaintiff's Reserve account which is held for losses. The Plaintiff is seeking $2,000,000 in damages. On February 10, 1997, the same day, the Bank filed suit, based on the fact that the proprietor was withholding payments which belonged to the Bank. The Company intends to continue to defend vigorously the claims asserted in the suit.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses, including attorney fees in this matter.

Note 5. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

CASH AND SHORT-TERM INVESTMENTS
     For cash, the carrying amount approximates fair value. For shortterm investments, fair values are calculated based upon general investment market interest rates for similar maturity investments.

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

The estimated fair values of the Bank's financial instruments are as follows:

                                              MARCH 31, 1997
                                               Carrying         Fair
 (Amounts in thousands)                          Amount         Value
Financial Assets:
Cash and Short-Term Investments                 $25,451        $25,451
Investment Securities                            10,554         10,523
Loans                                            64,444         64,406
Less:  Allowance for Loan Losses                  1,500          1,500
                                                $98,949        $98,880

Financial Liabilities:
Deposits                                        $96,025        $96,063

Unrecognized Financial Instruments:
Commitments to Extend Credit                       $868           $868
Commercial Lines of Credit                          146            146
Credit Card Arrangements                         57,954         57,954
                                                $58,968        $58,968

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA
                                     For Three Months Ended
(Amounts in thousands, except      March 31,    Dec. 31,   March 31,
  per share data)                       1996        1996        1996
                                                    >C>
Interest Income                       $2,752      $2,982      $3,122
Interest Expense                         526         543         548
Net Interest Income                    2,226       2,439       2,574
Provision for Loan Losses                780         581         421
Net Interest Income after              1,446       1,858       2,153
  Provision
Noninterest income:
Noninterest income                       626         637         615
Securities gains                           -           -           -
Noninterest income                       626         637         615
Noninterest expense                    2,573       2,695       2,464
Income before taxes                    (501)       (200)         304
Income tax expense (benefit)               -       (100)         121
Net Income (Loss)                     ($501)      ($100)        $183

Income per common share              ($2.80)     ($0.56)       $1.02
Average common shares                    179         179         179
  outstanding

Selected Quarter-End Balances
Loans                                $64,444     $69,298     $75,733
Deposits                              95,529      95,141      95,045
Long-Term debt                         2,382       2,384       2,388
Stockholders' equity                   6,749       7,251       7,542
Total assets                         105,851     106,091     106,373

Selected Average Balances
Loans                                $69,298     $70,319     $73,764
Deposits                              95,247      94,412      93,317
Long-Term debt                         1,889       2,388       2,389
Stockholders' equity                   7,025       8,967       7,480
Total assets                         106,100     104,702     104,562

Selected Ratios
Return on average assets              -0.47%      -0.10%       0.18%
Return on average equity              -7.14%      -1.12%       2.45%
Tier 1 risk-based capital             12.16%      12.32%      11.75%
Total risk-based capital              13.42%      13.58%      13.00%
Leverage                               8.32%       8.60%       8.79%

                              BOL BANCSHARES, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    March 31, 1997


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


FINANCIAL CONDITION:

EARNING ASSETS

   Interest earning assets averaged $92,094,000 in the first quarter of 1997, a $1,506,000 decrease from the first quarter of 1996 average of $93,600,000. Compared to the first quarter of 1996, average loans decreased $7,020,000 (9.52%) and investment securities decreased $888,000 (8.78%) while federal funds sold increased $6,403,000 (65.85%).
     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $11,289,000 (14.91%)over the first quarter of 1996. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $3,149,000 (11.84%) and Proprietary loans decreased $7,524,000 (48.61%) due to the loss of several proprietary accounts.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO
                       March 31, 1997    Dec. 31, 1996     March 31, 1996
(Amounts in              Loans      %      Loans       %      Loans    %
thousands)
Commercial,              6,391    9.92%    4,390     6.33%    4,971   6.56%
 financial, & agricultural
Real estate-mortgage    22,383   34.73%   22,370    32.28%   23,612  31.18%
Mortgage Loan Held         105    0.16%        -     0.00%      314   0.41%
 for Resale
Personal Loans           4,037    6.26%    5,722     8.26%    4,579   6.05%
Credit cards-Visa,      23,443   36.38%   25,265    36.46%   26,592  35.11%
 MasterCard
Credit cards-            7,953   12.34%   11,344    16.37%   15,477  20.44%
 Proprietary
Overdrafts                 132    0.20%      207     0.30%      188   0.25%
  Loans                 64,444  100.00%  $69,298   100.00%  $75,733 100.00%

     Securities Held to Maturity. Average securities held to maturity decreased $850,000 (9.45%) from the first quarter of 1996. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $39,000 (3.48%) from the first quarter of 1996. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $6,403,000 (65.85%) up from the first quarter of 1996. This increase is mainly due to the decrease in the aforementioned credit card portfolio.

ASSET QUALITY

   Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $2,089,000 at March 31, 1997 as compared to $2,191,000 at March 31, 1996. Other real estate totaled $1,776,000 at March 31, 1997 as compared to $2,052,000 at March 31, 1996.

Table 2. NONPERFORMING ASSETS

(Amounts in                    03/31/97 12/31/96  09/31/96 06/31/96 03/31/96
thousands)
                                                                         <C.
Nonaccrual Loans                    313      316       316      288      139
Restructured Loans                    -        -         -        -        -
Other Real Estate                 1,776    1,723     1,699    1,699    2,052
  Owned
Total Nonperforming              $2,089   $2,039    $2,015   $1,987   $2,191
  Assets
Loans past due 90                 3,745    2,295     1,754    4,289    2,074
  days or more
Ratio of past due                  5.81%    3.31%     2.43%    5.66%    2.74%
  loans to loans
Ratio of nonperforming
  assets to loans
  and other real                  3.15%    2.87%     2.72%    2.57%    2.82%
  estate owned

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

     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
      When the bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
      As of March 31, 1997, the Bank did not have any impaired loans.


WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 207.36% to $4,549,000 at March 31, 1997 from $1,480,000 at March 31, 1996. During this period there was one loan added as type 3 which is in excess of $1,550,000 and four loans added as type 4 in excess of $1,200,000.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the reserve for possible loan losses for the first quarter of 1997 and 1996. The reserve for loan losses as a percentage of loans increased from 1.99% at March 31, 1996 to 2.33% at March 31, 1997. The net charge-off (recoveries) as a percentage of average loans increased from 0.56% at March 31, 1996 to 1.17% at March 31, 1997.
   The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3. RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                                 For The Three Months Ended
                                               March 31,   March 31,
(Amounts in thousands)                             1997        1996
Balance at beginning of period                    $1,500      $1,500
Loans charged off                                  (914)       (584)
Recoveries                                           134         167
Net (charge-offs) recoveries                       (780)       (417)
Provision for loan losses                            780         422
Balance at end of period                          $1,500      $1,505
Reserve for possible loan losses
 as a percentage of loans                           2.33%       1.99%
Net (charge-offs) recoveries as
 a percentage of average loans                      1.17%       0.56%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $92,738,000 in the first quarter of 1997, a decrease of $579,000 (0.62%) from $93,317,000 in the first quarter of 1996. Average core deposits were $91,299,000 for the first quarter of 1997 down from $92,173,000 in the first quarter of 1996. Table 4 presents the composition of average deposits for the three quarters ending March 31, 1997, December 31, 1996 and March 31, 1996.

TABLE 4. DEPOSIT COMPOSITION
                               For The Three Months Ended
                      Mar 31, 1997       Dec. 31, 1996        Mar 31, 1996
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits  Balances Deposits  Balances Deposits
thousands)
Demand, noninterest-   $33,550   36.18%  $34,084    36.10%  $32,578  34.91%
bearing
NOW accounts            11,466   12.36%   11,900    12.60%   11,724  12.56%
Money market deposit     6,899    7.44%    8,225     8.71%    7,576   8.12%
accounts
Savings accounts        25,963   28.00%   25,453    26.96%   25,126  26.93%
Other time deposits     13,421   14.47%   13,185    13.97%   15,169  16.26%
Total core deposits     91,299   98.45%   92,847    98.34%   92,173  98.77%
Certificates of deposit
  of $100,000 or more    1,439    1.55%    1,564     1.66%    1,144   1.23%
Total deposits          92,738  100.00%  $94,411   100.00%  $93,317 100.00%

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


RESULTS OF OPERATIONS:

NET INTEREST INCOME

       Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the first quarter of 1997 decreased $348,000 over the same period last year, and decreased $213,000 from the fourth quarter of 1996. The net interest income margin decreased to 4.42% for the first quarter of 1997 from 2.74% for the first quarter of 1996.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                FIRST QUARTER 1997        FIRST QUARTER 1996
                            Average                   Average
(Amounts in thousands)      Balance  Interest  Rate   Balance Interest  Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income(1)(2)
 Taxable                      66,743   2,414 3.62%    73,764  2,854   3.87%
 Tax-exempt                        -
Investment securities
 Taxable                       9,224     128 1.39%    10,112    138   1.36%
 Tax-exempt                        -                       -      -
Interest-bearing deposits          -       - 0.00%         -      -
Federal funds sold            16,127     210 1.31%     9,724    130   1.34%
 Total Interest-Earning       92,094   2,752 2.99%    93,600  3,122   3.34%
  Assets
Cash and due from banks        5,632                   6,052
Allowance for loan Losses     (1,500)                 (1,226)
Premises and equipment         2,654                   2,556
Other Real Estate              1,787                   2,034
Other assets                   2,438                   1,546
  TOTAL ASSETS              $103,105                $104,562

LIABILITIES AND SHAREHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits              18,364      99 0.54%    19,301    109   0.56%
 Savings deposits             25,963     190 0.73%    25,126    186   0.74%
 Time deposits                14,861     182 1.22%    16,312    204   1.25%
Total Interest-Bearing        59,188     471 0.80%    60,739    499   0.82%
  Deposits
Federal Funds Purchased
Securities sold under
  agreements to repurchase
Other Short-Term borrowings        -                       -
Long-Term debt                 2,383      55 2.31%     2,389     57   2.39%
Total Int-Bearing             61,571     526 0.85%    63,128    556   0.88%
  Liabilities
Noninterest-bearing           33,550                  32,578
  deposits
Other liabilities                959                   1,376
Shareholders' equity           7,025                   7,480
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        103,105                $104,562
Net Interest income/spread                   2.13%                   2.45%
Net Interest Margin                          2.42%                   2.74%

 (1) Fee income relating to loans of $62,000 at March 31, 1997, and $73,000 at March 31, 1996 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis
                                   March, 1997 Compared to March, 1996
                                   Variance Attributed to (1)
                                                       Net
(Amounts in thousands)              Volume    Rate     Change
Net Loans:
 Taxable                          (7,021)    -0.25%     (440)
 Tax-exempt(2)                          -     0.00%        -
Investment Securities                   -     0.00%        -
 Taxable                            (888)     0.03%      (10)
 Tax-exempt(2)                          -     0.00%        -
Interest-bearing deposits               -     0.00%        -
Federal funds sold                  6,403    -0.03%       80
  Total Interest-Earning Assets   ($1,506)   -0.35%    ($370)
Deposits:
 Demand Deposits                    (937)    -0.03%      (10)
 Savings deposits                    837     -0.01%         4
 Time deposits                    (1,451)    -0.03%      (22)
  Total interest-bearing          (1,551)    -0.03%      (28)
     deposits
Federal Funds Purchased                -      0.00%        -
Securities sold under                  -      0.00%        -
 agreements to repurchase
Other Short-Term borrowings            -      0.00%        -
Long-Term debt                        (6)    -0.07%       (2)
 Total Interest-Bearing          ($1,557)    -0.03%     ($30)
    Liabilities
>FN>
 (1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
 (2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME AND EXPENSE
The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
   Noninterest income for the first quarter of 1997 increased $11,000 or 1.79% from the same period last year. Table 5 presents noninterest income for the three months ended March 31, 1997 and 1996.

TABLE 5. NONINTEREST INCOME
                                 For The Three Months Ended  Percentage
                                     Mar 31,     Mar 31,     Increase
(Amounts in thousands)                  1997        1996     (Decrease)
Service Charges                         $150        $156        ($6)
NSF Charges                              178         206        (28)
Gain on Sale of Securities                 -           -           -
Cardholder & Other Credit Card            89         100        (11)
  Income
Membership Fees                           55          56         (1)
Other Comm & Fees                         25          33         (8)
ORE Income                                 3           5         (2)
Gain on Sale of ORE                       35           0          35
Other Income                              91          59          32
   Total Non-Interest Income            $626        $615         $11

NONINTEREST EXPENSE

     The major components of noninterest expense represents the cost of operating the banking organization.
     Noninterest expense for the first quarter of 1997 increased $109,000 or 4.46% from the same period last year. Table 6 presents the activity for the three months ended March 31, 1997 and 1996. The increase from the same period last year is mainly due to loan & credit card expenses, legal fees and ORE expenses.

TABLE 6. NONINTEREST EXPENSE
                                 For The Three Months Ended   Percentage
                                     Mar 31,     Mar 31,      Increase
(Amounts in thousands)                  1997        1996      (Decrease)
Salaries & Benefits                   $1,035      $1,009         $26
Loss on Litigation                         -           -           -
Occupancy Expense                        450         447           3
Advertising Expense                       39          83         (44)
Communications                            84          80           4
Postage                                  138         115          23
Loan & Credit Card Expense               309         273          36
Professional Fees                         57          82         (25)
Legal Fees                               112          77          35
Insurance & Assessments                   27          26           1
Stationery, Forms & Supply               114         117          (3)
ORE Expenses                              81          38          43
Other Operating Expense                  127         117          10
   Total Non-Interest Expense         $2,573      $2,464        $109

INCOME TAXES

    The Company did not record a provision for income taxes for the first quarter of 1997. A provision of $121,000 was recorded for the first quarter of 1996.


CAPITAL
     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                              March 31, Dec. 31, Sept. 30, June 30, March 31,
                                   1997     1996      1996     1996     1996
Risk-based capital
Tier 1 risk-based                12.16%   12.32%    12.07%   11.76%   11.75%
 capital ratio
Total risk-based                 13.42%   13.58%    13.33%   13.02%   13.00%
 capital ratio
Leverage                          8.32%    8.60%     8.82%    8.76%    8.79%


LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 38.84% at March 31, 1997, 33.56% at December 31, 1996, and 27.94% at March 31, 1996.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
    The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.



               PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

     A. Exhibits

          Exhibit 27. Financial Data Schedule

     B. Reports on Form 8-K

        No reports have been filed on Form 8-K during this quarter.

                           BOL BANCSHARES, INC.
                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

                                        BOL BANCSHARES, INC.
                                        (Registrant)


                                        /s/ Peggy L Schaefer
May 9, 1997                             Peggy L. Schaefer, Treasurer
Date