Form 10-Q
period 1997-06-30
BOL BANCSHARES INC
filed 1997-08-13
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               June 30, 1997


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


     Common Stock, $1 Par Value - 179,145 shares as of July 31, 1997.

                    BOL BANCSHARES, INC. & SUBSIDIARY
                                        INDEX


                                                               Page No.


PART 1. Financial Information

     Item 1: Financial Statements

          Consolidated Statement of Condition                         3

          Consolidated Statements of Income                            5

          Consolidated Statements of Changes in
               Stockholder's Equity                                    6

          Consolidated Statement of Cash Flow                          7

          Notes to Consolidated Financial Statements                   8


     Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                              12

PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

          A. Exhibits
             Exhibit 27. Financial Data Schedule                      23

          B. Reports on Form 8-K
               No reports have been filed on Form 8-K
                during this quarter.

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)

                                                June 30   Dec. 31,    June 30
(Amounts in thousands)                             1997       1996       1996
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,055      7,903      5,744
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
6/30/97, 12/31/96, & 6/30/96 respectively         9,469      7,977      7,989
were $9,483,000, $8,017,000, and $7,976,000)
 Securities Available for Sale                    1,086      1,083      1,106
Federal Funds Sold                               16,750     14,400     11,075
Loans, net of unearned income                    62,070     69,298     75,750
Reserve for possible loan losses                 (1,500)    (1,500)    (1,502)
Property, Equipment and Leasehold
Improvements
 (Net of Depreciation and Amortization)           2,749      2,683      2,701
Other Real Estate                                 1,494      1,723      1,699
Deferred Taxes                                      326        327        364
Letters of Credit                                   146        146        146
Other Assets                                      2,107      2,051      1,370
     TOTAL ASSETS                              $101,752   $106,091   $106,442

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CONDITION (Continued)


                                                June 30   Dec. 31,    June 30
(Amounts in thousands)                             1997       1996       1996
LIABILITIES
Deposits:
 Non-Interest Bearing                            33,968     35,768     35,086
 Interest Bearing                                58,017     59,373     59,791
     TOTAL DEPOSITS                              91,985     95,141     94,877
Deferred Taxes                                        -          -          -
Notes Payable                                       493        495        497
Senior Secured Debentures                         1,888      1,890      1,890
Letters of Credit Outstanding                       146        146        146
Accrued Litigation Settlement                       390        390        390
Other Liabilities                                   985        778      1,062
     TOTAL LIABILITIES                           95,887     98,840     98,862
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  6/30/97, 12/31/96, and 6/30/96                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  6/30/97, 12/31/96, and 6/30/96                    179        179        179
  Unrealized Gain on Securities Available for
  Sale, net of
 applicable Deferred Income Taxes                    (2)        (4)          6
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 4,758      4,852      4,852
Current Earnings                                 (1,388)       (94)        225
     TOTAL STOCKHOLDERS' EQUITY                   5,865      7,251      7,580
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $101,752   $106,091   $106,442

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                         Three      Six months ended
                                        months
                                         ended
                                       June 30               June 30
(Amounts in thousands)                  1997    1996    1997      1996
INTEREST INCOME
Interest and fees on loans               2,207  2865    4,622    5,719
Interest on time deposits                    -      -       -        -
Interest on security - HTM                 141    112     256      234
Interest & dividends on security -          13     13      25       29
Interest on federal funds sold             260    129     471      259
Other interest income                        -      -       -        1
                                                     -
Total Interest Income                    2,621   3,119   5,374   6,242
INTEREST EXPENSE
Interest on deposits                       473     502     943     992
Interest on federal funds purchased          -       -       -       -
Other interest expense                      10       1      21       4
Interest expense on notes payable            3      13       6      26
Interest expense on debentures              42      44      84      86
Total Interest Expense                     528     560   1,054   1,108
NET INTEREST INCOME                      2,093   2,559   4,320   5,134
Provision for loan losses                  983     410   1,762     832
  NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,110   2,149   2,558   4,302
OTHER INCOME
Service Charges on Deposit Accounts        331     364     659     726
Cardholder & other credit card income      168     198     312     336
ORE Income                                   3      14      42      19
Other Operating Income                     118      35     233     145
Gain on Sale of Securities                   -       -       -       -
Total Other Income                         620     611    1,246   1,226
OTHER EXPENSE
Salaries and Employee Benefits           1,014   1,057    2,049   2,066
Occupancy Expense                          481     422      931     869
Loan & Credit Card Expense                 300     322      609     595
ORE Expense                                 98      97      179     135
Other Operating Expense                    724     756    1,424   1,453
Total Other Expenses                     2,617   2,654    5,192   5,118

Income Before Tax Provision               (887)    106   (1,388)     410

Provision (Benefit) For Income Taxes         -      64         -     185

NET INCOME                                (887)     42   (1,388)     225

Earnings Per Share of Common Stock     ($4.95)   $0.23   ($7.75)   $1.26

See accompanying notes to Financial Statements


                            BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                   (Unaudited)


                                      UNREALIZED
          (Amounts in                 GAIN(LOSS)  CAPITAL IN
           thousands)                 ON
                                      INVESTMENT  EXCESS OF
                                      SECURITIES    PAR
                    PREFERRED   COMMON  AVAILABLE  RETIRED  RETAINED
                       STOCK    STOCK   FOR SALE    STOCK   EARNING  TOTAL
                                                                                    S
Balance December 31,    2,303     179         19        15   4,852   7,368
1995

 Change in unrealized gain on
  securities AFS, net of
  applicable deferred income
taxes                                       (13)                      (13)

Net Income                                                     225     225

Balance - June 30,      2,303     179          6        15   5,077  $7,580
1996




Balance December 31,    2,303     179        (4)        15   4,758   7,251
1996

 Change in unrealized gain on
  securities AFS, net of
  applicable deferred income
taxes                                          2                         2

Net Income (Loss)
                                                           (1,388) (1,388)

Balance - June 30,      2,303     179        (2)        15   3,370  $5,865
1997

                              BOL BANCSHARES, INC.
                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

For The Six Months Ended June 30

(Amounts in thousands)                                   1997       1996
OPERATING ACTIVITIES
Net Income (Loss)                                      (1,388)        225
  Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                780        832
 Depreciation and Amortization Expense                    188        167
 Amortization of Investment Security Premiums               -          2
 Accretion of Investment Security Discounts                13         10
 (Decrease)Increase in Deferred Income Taxes                1      (366)
 (Gain) Loss on Sale of Property and Equipment              -          2
 (Gain) Loss on Sale of Other Real Estate                 (14)          3
 Decrease(Increase) in Other Assets & Prepaid Taxes       (56)        255
 (Decrease)Increase in Other Liabilities and              208      (159)
Accrued Interest
 Net Decrease(Increase) in Mortgage Loans Held for          -        161
Resale
Net Cash Provided by (Used in) Operating Activities      (268)      1,132

INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                   -          -
Securities
 Purchases of Available-for-Sale Securities                 -    (1,000)
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                      -        978
  Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                  2,975      2,510
 Purchases of Held-to-Maturity Investment              (4,480)      (478)
Securities
 Proceeds from Sale of Property and Equipment               1          2
 Purchases of Property and Equipment                     (255)      (298)
 Proceeds from Sale of Other Real Estate                  365        293
 Purchases of Other Real Estate                          (124)        (3)
 Net Decrease (Increase) in Loans                       6,449    (1,231)
Net Cash Provided by (Used in) Investing Activities     4,931        773

FINANCING ACTIVITIES
        Net Increase (Decrease) in Demand Deposits,
                         Interest Bearing Deposits,
  Savings Accounts, and CD's                           (3,156)    (2,495)
 Proceeds from Issuance of Long-Term Debt                   -          -
  Retirement of Stock                                       -          -
 Principal Payments on Long Term Debt                      (4)        (2)
Net Cash Provided by (Used in) Financing Activities    (3,160)    (2,497)

Net Increase (Decrease) in Cash and Cash                1,503      (592)
Equivalents
Cash and Cash Equivalents at Beginning of Year         22,303     17,411
Cash and Cash Equivalents at End of Period             23,806    $16,819

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.


Note 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 8, 1997. All incumbent directors were re-elected. There were no other matters voted upon at the meeting.
     Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 132,521.


                             Number of
                              Shares
Nominee                            For   Against    Abstain
Gordon A. Burgess              132,090       156        275
James A. Comiskey              132,090       156        275
Lionel J. Favret               132,090       156        275
Louis G. Grush                 132,090       156        275
Gerry E. Hinton                132,090       156        275
Leland L. Landry               132,090       156        275
Samuel Logan                   132,090       156        275
Douglas A. Schonacher          132,090       156        275
G. Harrison Scott              132,090       156        275
Edward J. Soniat               132,090       156        275


Note 3  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 and 179,145 at June 30, 1997 and 1996 respectively.


Note 4 SENIOR SECURED DEBENTURES

     On December 27, 1996 the Company offered $1,800,000 in aggregate principal amount of 9% Senior Secured Debentures due 2000, of BOL Bancshares, Inc. The Debentures will bear interest at the rate of 9% per annum payable semi-annually on each January 31 and July 31. Each $500.00 in principal amount of a Debenture will be secured by a pledge of 39.72 shares of common stock of the Bank. Total Senior Secured Debentures as of July 5, 1997 totaled $1,793,000 and will be due July 5, 2000.

Note 5.  CONTINGENCIES

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

The estimated fair values of the Bank's financial instruments are as follows:

                                               JUNE 30,
                                                 1997
                                               Carrying            Fair
(Amounts in thousands)                          Amount            Value
Financial Assets:
Cash and Short-Term Investments                 $23,805            $23,805
Investment Securities                            10,555             10,570
Loans                                            62,070             62,114
Less:  Allowance for Loan Losses                  1,500              1,500
                                                $94,930            $94,989

Financial Liabilities:
Deposits                                        $91,985            $92,016


Unrecognized Financial Instruments:
Commitments to Extend Credit                       $684               $684
Commercial Lines of Credit                          146                146
Credit Card Arrangements                         58,558             58,558
                                                $59,388            $59,388

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA
                           Three Months Ended           Six Months Ended
(Amounts in thousands,     June 30 March 31,  June 30   June 30   June 30
except
  per share data)             1997      1997     1996      1997      1996
Interest Income              2,621    $2,752   $3,119     5,374    $6,242
Interest Expense               528       526      560     1,054     1,108
Net Interest Income          2,093     2,226    2,559     4,320     5,134
Provision for Loan             983       780      410     1,762       832
Losses
Net Interest Income          1,110     1,446    2,149     2,558     4,302
after Provision
Noninterest income:
Noninterest income             620       626      611     1,246     1,226
Securities gains                 -         -        -         -         -
Noninterest income             620       626      611     1,246     1,226
Noninterest expense          2,617     2,573    2,654     5,192     5,118
Income before taxes          (887)     (501)      106   (1,388)       410
Income tax expense               -         -       64         -       185
(benefit)
Net Income (Loss)           ($887)    ($501)      $42  ($1,388)      $225

Income per common share    ($4.95)   ($2.80)    $0.23   ($7.75)     $1.26
Average common shares          179       179      179       179       179
outstanding

Selected Quarter-End Balances
Loans                      $62,070   $64,444  $75,750
Deposits                    91,985    95,529   94,877
Long-Term debt               2,381     2,382    2,387
Stockholders' equity         5,865     6,749    7,580
Total assets               101,752   105,851  106,442

Selected Average Balances
Loans                      $62,378   $66,743  $75,975   $64,546   $74,870
Deposits                    92,296    92,738   94,378    92,440    93,847
Long-Term debt               2,381     2,383    2,388     2,382     2,388
Stockholders' equity         6,137     7,025    7,581     6,581     7,532
Total assets               102,257   103,105  105,869   102,753   105,194

Selected Ratios
Return on average assets    -0.87%    -0.49%    0.04%    -1.35%     0.21%
Return on average equity   -14.45%    -7.13%    0.55%   -21.09%     2.99%
Tier 1 risk-based           11.85%    12.16%   11.76%
capital
Total risk-based capital    13.12%    13.42%   13.02%
Leverage                     7.56%     8.32%    8.76%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1997


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $91,870,000 in the second quarter of 1997, a $3,046,000 decrease from the second quarter of 1996 average of $94,917,000. Compared to the second quarter of 1996, average loans decreased $13,597,000 (17.90%) while average investment securities increased $1,452,000 (15.96%), and average federal funds sold increased $9,098,000 (92.41%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $13,679,000 (18.42%)over the second quarter of 1996. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $4,089,000 (15.23%) and Proprietary loans decreased $9,981,000 (65.26%) due to the loss of several proprietary accounts.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                      June 30, 1997        March 31, 1997      June 30, 1996
(Amounts in              Loans        %    Loans         %    Loans        %
thousands)
Commercial,              6,044    9.74%    6,391     9.92%    5,222    6.89%
financial, &
agricultural
Real estate-mortgage    23,575   37.98%   22,383    34.73%   23,588   31.14%
Mortgage Loan Held           -    0.00%      105     0.16%       95    0.13%
for Resale
Personal Loans           4,133    6.66%    4,037     6.26%    4,435    5.85%
Credit cards-Visa,      22,767   36.68%   23,443    36.38%   26,856   35.45%
MasterCard
Credit cards-            5,312    8.56%    7,953    12.34%   15,293   20.19%
Proprietary
Overdrafts                 239    0.39%      132     0.20%      261    0.34%
  Loans                 62,070  100.00%  $64,444   100.00%  $75,750  100.00%

     Securities Held to Maturity. Average securities held to maturity increased $1,478,000 (18.50%) from the second quarter of 1996. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $26,000 (2.33%) from the second quarter of 1996. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $9,098,000 (92.41%) up from the second quarter of 1996. This increase is mainly due to the decrease in the aforementioned credit card portfolio.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $1,919,000 at June 30, 1997 as compared to $1,987,000 at June 30, 1996. Other real estate totaled $1,494,000 at June 30, 1997 as compared to $1,699,000 at June 30, 1996.

Table 2. NONPERFORMING ASSETS
(Amounts in                    06/30/97 03/31/97  12/31/96 09/31/96 06/31/96
thousands)
Nonaccrual Loans                    425      313       316      316      288
Restructured Loans                    -        -         -        -        -
    Other Real Estate             1,494    1,776     1,723    1,699    1,699
                Owned
  Total Nonperforming            $1,919   $2,089    $2,039   $2,015   $1,987
               Assets
    Loans past due 90             1,874    3,745     2,295    1,754    4,289
         days or more
    Ratio of past due             3.02%    5.81%     3.31%    2.43%    5.66%
       loans to loans
    Ratio of
    nonperforming assets
    to loans
       and other real             3.02%    3.15%     2.87%    2.72%    2.57%
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

     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of June 30, 1997, the Bank did not have any impaired loans.


WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 98.76% to $3,053,000 at June 30, 1997 from $1,536,000 at June 30, 1996. During this period there were four loans added as type 4 in excess of $1,500,000.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the reserve for possible loan losses for the three month and six month period ending June 30, 1997 and 1996. The reserve for loan losses as a percentage of loans increased from 1.98% at June 30, 1996 to 2.42% at June 30, 1997. The net charge-off (recoveries) as a percentage of average loans increased from 1.09% at June 30, 1996 to 1.58% at June 30, 1997.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3 - RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                       Three           Six Months Ended
                                      Months
                                       Ended
                                    June 30, June 30,  June 30,  June 30,
(Amounts in thousands)                  1997     1996      1997      1996
 Balance at beginning of               1,500   $1,505     1,500    $1,500
                  period
Loans charged off                     (1,275)     (563)   (2,189)   (1,147)
Recoveries                                292      150       427       317
       Net (charge-offs)               (983)     (413)   (1,762)     (830)
              recoveries
Provision for loan                       983      410     1,762       832
losses
Balance at end of period              $1,500   $1,502    $1,500    $1,502
    Reserve for possible
        loan losses as a
  percentage of loans                  2.42%    1.98%     2.42%     1.98%
       Net (charge-offs)
         recoveries as a
              percentage
  of average loans                     1.58%    0.54%     2.73%     1.09%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $92,296,000 in the second quarter of 1997, a decrease of $2,969,000 (3.12%) from $95,265,000 in the second quarter of 1996. Average core deposits were $91,049,000 for the second quarter of 1997 down from $94,005,000 in the second quarter of 1996. Table 4 presents the composition of average deposits for the three quarters ending June 30, 1997, March 31, 1997 and June 30, 1996.

TABLE 4. DEPOSIT COMPOSITION
                          For The Three Months Ended
                      Jun 30,            Mar 31,            Jun 30,
                        1997              1997               1996
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
thousands)
Demand, noninterest-   $33,875   36.70%  $33,550    36.18%  $33,247   34.90%
bearing
NOW accounts            11,524   12.49%   11,466    12.36%   12,301   12.91%
Money market deposit     6,171    6.69%    6,899     7.44%    8,198    8.61%
accounts
Savings accounts        28,275   30.64%   25,963    28.00%   25,933   27.22%
Other time deposits     11,204   12.14%   13,421    14.47%   14,326   15.04%
Total core deposits     91,049   98.65%   91,299    98.45%   94,005   98.68%
Certificates of deposit of
   $100,000 or more      1,247    1.35%    1,439     1.55%    1,260    1.32%
Total deposits          92,296  100.00%  $92,738   100.00%  $95,265  100.00%

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


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the second quarter of 1997 decreased $466,000 over the same period last year, and decreased $815,000 from the first six months of 1996. The net interest income margin decreased to 2.28% for the second quarter of 1997 from 2.70% for the second quarter of 1996. The decline of the net interest income is attributable to the decline in the credit card portfolio.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
                               SECOND     SECOND QUARTER 1996
                              QUARTER
                                 1997
                            Average                 Average
(Amounts in thousands)      Balance   Interest Rate   Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
     Loans, net of unearned
               income(1)(2)
  Taxable                      62,378   2,207 3.54%    75,975  2,865 3.77%
  Tax-exempt                        -                       -
Investment securities
  Taxable                      10,549     154 1.46%     9,097    125 1.37%
  Tax-exempt                        -                       -
Interest-bearing deposits           -                       -
Federal funds sold             18,943     260 1.37%     9,845    129 1.31%
  Total Interest-Earning       91,870   2,621 2.85%    94,917  3,119 3.29%
Assets
Cash and due from banks         5,152                   5,978
Allowance for loan Losses     (1,500)                 (1,526)
Premises and equipment          2,646                   2,652
Other Real Estate               1,518                   1,851
Other assets                    2,571                   1,997
  TOTAL ASSETS                102,257                $105,869
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               17,695      97 0.55%    20,008    114 0.57%
 Savings deposits              28,275     231 0.82%    27,463    212 0.77%
 Time deposits                 12,451     144 1.15%    13,663    177 1.30%
  Total Interest-Bearing       58,421     472 0.81%    61,134    503 0.82%
Deposits
Federal Funds Purchased
 Securities sold under
   agreements to repurchase
Other Short-Term borrowings         -                       -
Long-Term debt                  2,381      56 2.33%     2,388     57 2.39%
  Total Int-Bearing            60,802     528 0.87%    63,522    560 0.88%
Liabilities
Noninterest-bearing            33,875                  33,244
deposits
Other liabilities               1,443                   1,522
Shareholders' equity            6,137                   7,581
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         102,257                $105,869
Net Interest income/spread                    1.98%                  2.40%
Net Interest Margin                           2.28%                  2.70%

 (1) Fee income relating to loans of $52,000 at June 30, 1997, and $67,000 at June 30, 1996 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
                                  Six                 Six Months Ended 6/96
                               Months
                                Ended
                                 6/97
                            Average                 Average
(Dollars in Thousands)      Balance  Interest Rate   Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
     Loans, net of unearned
               income(1)(2)
  Taxable                      64,546   4,622 3.77%    74,870  5,720 7.64%
  Tax-exempt                        -                       -
Investment securities
  Taxable                       9,890     281 1.37%     9,605    263 2.74%
  Tax-exempt                        -                       -
Interest-bearing deposits           -                       -
Federal funds sold             17,543     471 1.31%     9,784    259 2.65%
  Total Interest-Earning       91,979   5,374 5.84%    94,259  6,242 6.62%
Assets
Cash and due from banks         5,390                   6,016
Allowance for loan Losses     (1,500)                 (1,376)
Premises and equipment          2,650                   2,604
Other Real Estate               1,652                   1,943
Other assets                    2,582                   1,748
  TOTAL ASSETS                102,753                 105,194
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,028     196 0.57%    19,459    217 1.12%
 Savings deposits              28,050     421 0.77%    27,132    403 1.49%
 Time deposits                 12,649     326 1.30%    14,043    372 2.65%
  Total Interest-Bearing       58,727     943 1.61%    60,634    992 1.64%
Deposits
Federal Funds Purchased
   Securities sold under
   agreements to repurchase
Other Short-Term borrowings         -                       -
Long-Term debt                  2,382     111 2.39%     2,388    116 4.86%
  Total Int-Bearing            61,109   1,054 1.72%    63,022  1,108 1.76%
Liabilities
Noninterest-bearing            33,714                  33,213
deposits
Other liabilities               1,349                   1,427
Shareholders' equity            6,581                   7,532
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         102,753                 105,194
Net Interest income/spread                    4.12%                  4.86%
Net Interest Margin                           4.70%                  5.45%

 (1) Fee income relating to loans of $109,000 at June 30, 1997, and $132,000 at June 30, 1996 is included in interest income.
   (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
   (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis

                                   June, 1997 Compared to June, 1996
                                Variance Attributed to (1)
                                                   Net
(Amounts in thousands)          Volume    Rate      Change
Net Loans:
 Taxable                         (10,324)    -3.87%   (1,098)
 Tax-exempt(2)                         -     0.00%        -
Investment Securities                  -     0.00%        -
 Taxable                             285    -1.36%       18
 Tax-exempt(2)                         -     0.00%        -
Interest-bearing deposits              -     0.00%        -
Federal funds sold                 7,759    -1.34%      212
  Total Interest-Earning Assets   (2,280)    -6.57%     (868)
Deposits:
 Demand Deposits                  (1,431)    -0.55%      (21)
 Savings deposits                    918    -0.71%       18
 Time deposits                    (1,394)    -1.35%      (46)
  Total interest-bearing          (1,907)    -0.03%      (49)
deposits
Federal Funds Purchased                -     0.00%        -
Securities sold under                  -     0.00%        -
agreements to repurchase
Other Short-Term borrowings            -     0.00%        -
Long-Term debt                        (6)    -2.47%       (5)
  Total Interest-Bearing          (3,820)    -5.11%     (103)
Liabilities

 (1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
     (2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME AND EXPENSE

     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Noninterest income for the second quarter of 1997 increased $20,000 or 1.63% from the same period last year. Table 5 presents noninterest income for the three months and six months ended June 30, 1997 and 1996.

TABLE 5. NONINTEREST INCOME

                       Three                       Six Months Ended
                       Months
                       Ended
                      June 30, June 30, Increase  June 30, June 30, Increase
(Amounts in               1997     1996 (Decrease)   1997     1996 (Decrease)
thousands)
Service Charges           $153     $163    ($10)      $303     $319    ($16)
NSF Charges                178      198     (20)       356      404     (48)
Gain on Sale of              -        -        -         -        -        -
Securities
Cardholder & Other         103      100        3       192      221     (29)
Credit Card Income
Membership Fees             66       59        7       121      115        6
Other Comm & Fees           25       67     (42)        50       94     (44)
ORE Income                   3        7      (4)         7       12      (5)
Gain on Sale of ORE          0        7      (7)        35        7       28
Other Income                92       10       82       182       54      128
Total Non-Interest        $620     $611       $9    $1,246   $1,226      $20
Income

NONINTEREST EXPENSE

     The major components of noninterest expense represents the cost of operating the banking organization.
      Noninterest expense for the second quarter of 1997 increased $73,000 or 1.43% from the same period last year. Table 6 presents the activity for the three months and six months ended June 30, 1997 and 1996.

TABLE 6. NONINTEREST EXPENSE

                       Three                        Six Months Ended
                       Months
                       Ended
                      June 30, June 30, Increase   June 30, June 30, Increase
(Amounts in               1997     1996 (Decrease)     1997     1996 (Decrease)
thousands)
Salaries & Benefits     $1,014   $1,057    ($43)    $2,049   $2,066    ($17)
Loss on Litigation           -        -        -         -        -        -
Occupancy Expense          481      422       59       931      869       62
Advertising Expense         43       76     (33)        83      159     (76)
Communications              84       98     (14)       168      178     (10)
Postage                    125      167     (42)       263      282     (19)
Loan & Credit Card         300      322     (22)       609      595       14
Expense
Professional Fees           62       97     (35)       119      179     (60)
Legal Fees                 187       48      139       299      125      174
Insurance &                 23       26      (3)        50       50      (0)
Assessments
Stationery, Forms &         89      111     (22)       203      228     (25)
Supply
ORE Expenses                98       97        1       179      135       44
Other Operating            111      133     (22)       239      252     (13)
Expense
Total Non-Interest      $2,617   $2,654    ($37)    $5,192   $5,118      $74
Expense

INCOME TAXES

     The Company did not record a provision for income taxes for the second quarter of 1997. A provision of $64,000 was recorded for the second quarter of 1996.


CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS
                               June 30, March 31, Dec. 31, Sept. 30, June 30,
                                 1997     1997      1996     1996     1996
Risk-based capital
Tier 1 risk-based                11.85%   12.16%    12.32%   12.07%   11.76%
capital ratio
Total risk-based                 13.12%   13.42%    13.58%   13.33%   13.02%
capital ratio
Leverage                          7.56%    8.32%     8.60%    8.82%    8.76%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 38.09% at June 30, 1997, 38.84% at March 31, 1997, and 27.81% at June 30,
1996.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.



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



                                        BOL BANCSHARES, INC.
                                        (Registrant)



                                        /s/ Peggy L. Schaefer
August 12, 1997                         Peggy L. Schaefer,
Date                                    Treasurer