Form 10-Q
period 1997-09-30
BOL BANCSHARES INC
filed 1997-11-12
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               September 30, 1997


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


     Common Stock, $1 Par Value - 179,145 shares as of October 30, 1997.

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

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)

                                                Sept 30   Dec. 31,    Sept 30
(Amounts in thousands)                             1997       1996       1996
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,158      7,903      6,901
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
9/30/97, 12/31/96, & 9/30/96 respectively         9,475      7,977      7,968
were $9,540,000, $8,017,000, and $7,976,000)
Securities Available for Sale                     1,088      1,083      1,077
Federal Funds Sold                               17,875     14,400     11,450
Loans, Net of Unearned Income                    60,158     69,298     72,280
Reserve for Possible Loan Losses                 (1,800)    (1,500)    (1,500)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           2,738      2,683      2,756
Other Real Estate                                 1,357      1,723      1,699
Deferred Taxes                                      325        327        371
Letters of Credit                                   106        146        146
Other Assets                                      1,498      2,051      1,885
     TOTAL ASSETS                               $99,978   $106,091   $105,033

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CONDITION (Continued)


                                                Sept 30   Dec. 31,    Sept 30
(Amounts in thousands)                             1997       1996       1996
LIABILITIES
Deposits:
 Non-Interest Bearing                            32,853     35,768     33,982
 Interest Bearing                                58,900     59,373     59,857
     TOTAL DEPOSITS                              91,753     95,141     93,839
Deferred Taxes                                        -          -          -
Notes Payable                                       492        495        497
Senior Secured Debentures                         1,793      1,890      1,890
Letters of Credit Outstanding                       106        146        146
Accrued Litigation Settlement                       390        390        390
Other Liabilities                                   906        778        924
     TOTAL LIABILITIES                           95,440     98,840     97,686
       STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  9/30/97, 12/31/96, and 9/30/96                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  9/30/97, 12/31/96, and 9/30/96                    179        179        179
  Unrealized Gain on Securities Available for
   Sale, net of
   applicable Deferred Income Taxes                  (1)        (4)        (8)
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 4,758      4,852      4,852
Current Earnings                                 (2,716)       (94)          6
     TOTAL STOCKHOLDERS' EQUITY                   4,538      7,251      7,347
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $99,978   $106,091   $105,033

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                      Three months ended   Nine months ended
                                          Sept 30               Sept 30
(Amounts in thousands)                   1997    1996       1997   1996
INTEREST INCOME
Interest and Fees on Loans               2,118   2,848     6,740   8,567
Interest on Time Deposits                    -       -         -       -
Interest on Security - HTM                 143     111       399     347
Interest & Dividends on Security -AFS       13      13        38      42
Interest on Federal Funds Sold             252     130       723     389
Other Interest Income                        -       -         -       -
Total Interest Income                    2,526   3,104     7,900   9,345
INTEREST EXPENSE
Interest on Deposits                       478     485     1,421   1,477
Interest on Federal Funds Purchased          -       -         -       -
Other Interest Expense                      10       1        31       5
Interest Expense on Notes Payable            3      14         8      40
Interest Expense on Debentures              43      42       128     128
Total Interest Expense                     534     542     1,588   1,650
NET INTEREST INCOME                      1,992   2,562     6,312   7,695
Provision for Loan Losses                1,235     627     2,997   1,459
  NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                       757   1,935     3,315   6,236
OTHER INCOME
Service Charges on Deposit Accounts        344     353     1,003   1,079
Cardholder & Other Credit Card Income      157     162       470     498
ORE Income                                  28       5        70      24
Other Operating Income                     184      56       416     202
Gain on Sale of Securities                  16       -        16       -
Total Other Income                         729     576     1,975   1,803
OTHER EXPENSE
Salaries and Employee Benefits             982   1,065     3,031   3,131
Occupancy Expense                          496     503     1,427   1,372
Loan & Credit Card Expense                 232     298       841     893
ORE Expense                                 75      59       254     194
Other Operating Expense                  1,029     909     2,453   2,362
Total Other Expenses                     2,814   2,834     8,006   7,952

Income Before Tax Provision             (1,328)  (323)   (2,716)      87

Provision (Benefit) For Income Taxes         -   (104)         -      81

NET INCOME                              (1,328)  (219)   (2,716)       6

Earnings Per Share of Common Stock     ($7.42) ($1.22)  ($15.17)   $0.03

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
 1995

 Change in unrealized gain on
  securities AFS, net of
  applicable deferred income
  taxes                                     (27)                      (27)

Net Income                                                       6       6

Balance - Sept 30,      2,303     179        (8)        15   4,858  $7,347
 1996

Balance December 31,    2,303     179        (4)        15   4,758   7,251
 1996

 Change in unrealized gain on
  securities AFS, net of
  applicable deferred income
  taxes                                        3                         3

Net Income (Loss)                                           (2,716) (2,716)

Balance - Sept 30,      2,303     179        (1)        15   2,042  $4,538
 1997

                              BOL BANCSHARES, INC.
                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

For The Nine Months Ended Sept 30

(Amounts in thousands)                                   1997       1996
OPERATING ACTIVITIES
Net Income (Loss)                                      (2,716)         6
  Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                780      1,459
 Depreciation and Amortization Expense                    301        261
 Amortization of Investment Security Premiums               -       (42)
 Accretion of Investment Security Discounts                 8          2
 (Decrease)Increase in Deferred Income Taxes                2      (374)
 (Gain) Loss on Sale of Property and Equipment              -          2
 (Gain) Loss on Sale of Other Real Estate                 (40)         3
 Decrease(Increase) in Other Assets & Prepaid Taxes       551      (237)
 (Decrease)Increase in Other Liabilities and              130      (310)
   Accrued Interest
 Net Decrease(Increase) in Mortgage Loans Held for        (64)       159
   Resale
Net Cash Provided by (Used in) Operating Activities    (1,048)       929
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                   0          7
   Securities
 Purchases of Available-for-Sale Securities                 -    (1,000)
 Proceeds from Available-for-Sale Securities
   Released at Maturity                                     -        978
 Proceeds from Held-to-Maturity Investment Securities
   Released at Maturity                                 2,975      7,558
 Purchases of Held-to-Maturity Investment              (4,480)    (5,453)
   Securities
 Proceeds from Sale of Property and Equipment               1          3
 Purchases of Property and Equipment                     (357)      (449)
 Proceeds from Sale of Other Real Estate                  528        293
 Purchases of Other Real Estate                          (124)        (3)
 Net Decrease (Increase) in Loans                       8,723      1,612
Net Cash Provided by (Used in) Investing Activities     7,266      3,546
FINANCING ACTIVITIES
 Net Increase (Decrease) in Demand Deposits,
  Interest Bearing Deposits,
  Savings Accounts, and CD's                           (3,388)    (3,532)
 Proceeds from Issuance of Long-Term Debt                   -          -
  Retirement of Stock                                       -          -
 Principal Payments on Long Term Debt                    (100)        (3)
Net Cash Provided by (Used in) Financing Activities    (3,488)    (3,535)

Net Increase (Decrease) in Cash and Cash                2,730        940
   Equivalents
Cash and Cash Equivalents at Beginning of Year         22,303     17,411
Cash and Cash Equivalents at End of Period             25,033    $18,351

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

Note 2  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 and 179,145 at September 30, 1997 and 1996 respectively.

Note 3.  CONTINGENCIES

     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1996, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. The court has ruled in favor of the Plaintiff. The Company plans to appeal.
     Expected Results: Outside counsel advises the Company will be able to fully recover all of its losses in this matter through the appeals process.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned nonsufficient funds. When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.

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

Note 4. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Bank's financial instruments are as follows:


                                                    SEPT 30, 1997
                                               Carrying            Fair
(Amounts in thousands)                          Amount            Value
Financial Assets:
Cash and Short-Term Investments                 $25,033            $25,033
Investment Securities                            10,563             10,628
Loans                                            60,158             60,107
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $93,954            $93,968


Financial Liabilities:
Deposits                                        $92,336            $92,344



Unrecognized Financial Instruments:
Commitments to Extend Credit                       $606               $606
Commercial Lines of Credit                          106                106
Credit Card Arrangements                         59,103             59,103
                                                $59,815            $59,815

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

                          Three Months Ended      Nine Months Ended
(Amounts in thousands,     Sept 30   June 30  Sept 30   Sept 30   Sept 30
 except per share data)       1997      1997     1996      1997      1996
Interest Income              2,526    $2,621   $3,103     7,900    $9,345
Interest Expense               534       528      542     1,588     1,650
Net Interest Income          1,992     2,093    2,561     6,312     7,695
Provision for Loan           1,235       983      627     2,997     1,459
Losses
Net Interest Income            757     1,110    1,934     3,315     6,236
after Provision
Noninterest Income:
Noninterest Income             729       620      577     1,975     1,803
Securities Gains                 -         -        -         -         -
Noninterest Income             729       620      577     1,975     1,803
Noninterest Expense          2,814     2,617    2,834     8,006     7,952
Income before Taxes        (1,328)     (887)     (323)   (2,716)        87
Income Tax Expense               -         -     (104)         -        81
(Benefit)
Net Income (Loss)         ($1,328)    ($887)   ($219)  ($2,716)        $6

Income per Common Share    ($7.42)   ($4.96)  ($1.22)  ($15.17)     $0.03
Average Common Shares          179       179      179       179       179
Outstanding

Selected Quarter-End Balances
Loans                      $60,158   $62,070  $72,280
Deposits                    91,753    91,985   93,839
Long-Term Debt               2,285     2,381    2,386
Stockholders' Equity         4,538     5,865    7,347
Total Assets                99,978   101,752  105,033

Selected Average Balances
Loans                      $61,150   $62,378  $73,346   $62,801   $74,358
Deposits                    90,778    92,296   92,495    91,880    93,393
Long-Term Debt               2,285     2,381    2,387     2,350     2,388
Stockholders' Equity         4,934     6,137    7,276     6,032     7,444
Total Assets                99,482   102,257  103,760   101,658   104,727

Selected Ratios
Return on Average Assets    -1.33%    -0.87%   -0.21%    -2.67%     0.01%
Return on Average Equity   -26.90%   -14.45%   -3.01%   -45.02%     0.08%
Tier 1 Risk-Based           10.44%    11.85%   12.07%
Capital
Total Risk-Based Capital    11.71%    13.12%   13.33%
Leverage                     6.47%     7.56%    8.82%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1997


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $89,850,000 in the third quarter of 1997, a $3,808,000 decrease from the third quarter of 1996 average of $93,658,000. Compared to the third quarter of 1996, average loans decreased $13,208,000 (17.76%) while average investment securities increased $1,104,000 (11.68%), and average federal funds sold increased $8,296,000 (84.25%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $12,122,000 (16.77%)over the third quarter of 1996. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $4,035,000 (15.96%) and Proprietary loans decreased $10,249,000 (73.96%) due to the loss of several proprietary accounts.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                      Sept 30,   June 30, 1997      Sept 30, 1996
                        1997
(Amounts in              Loans        %    Loans         %    Loans        %
thousands)
Commercial,              6,883   11.44%    6,044     9.74%    5,494    7.60%
Financial, &
Agricultural
Real Estate-Mortgage    24,357   40.49%   23,575    37.98%   23,065   31.91%
Mortgage Loan Held          63    0.10%        -     0.00%       97    0.13%
for Resale
Personal Loans           3,807    6.33%    4,133     6.66%    4,332    5.99%
Credit Cards-Visa,      21,253   35.33%   22,767    36.68%   25,288   34.99%
  MasterCard
Credit Cards-            3,609    6.00%    5,312     8.56%   13,858   19.17%
  Proprietary
Overdrafts                 186    0.31%      239     0.39%      146    0.20%
  Loans                 60,158  100.00%  $62,070   100.00%  $72,280  100.00%

     Securities Held to Maturity. Average securities held to maturity increased $1,126,000 (13.49%) from the third quarter of 1996. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $21,000 (1.93%) from the third quarter of 1996. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $8,296,000 (84.25%) up from the third quarter of 1996. This increase is mainly due to the decrease in the aforementioned credit card portfolio.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $1,567,000 at Sept. 30, 1997 as compared to $2,015,000 at Sept. 30, 1996. Other real estate totaled $1,357,000 at Sept. 30, 1997 as compared to $1,699,000 at Sept. 30, 1996.

Table 2. NONPERFORMING ASSETS
(Amounts in                    09/30/97 06/30/97  03/31/97 12/31/96 09/31/96
thousands)
Nonaccrual Loans                    210      425       313      316      316
Restructured Loans                    -        -         -        -        -
Other Real Estate Owned           1,357    1,494     1,776    1,723    1,699
  Total Nonperforming Assets     $1,567   $1,919    $2,089   $2,039   $2,015
    Loans Past Due 90             1,501    1,874     3,745    2,295    1,754
       days or more
    Ratio of Past Due             2.50%    3.02%     5.81%    3.31%    2.43%
       Loans to Loans
    Ratio of Nonperforming Assets
       to Loans and
       Other Real                 2.55%    3.02%     3.15%    2.87%    2.72%
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

     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of September 30, 1997, the Bank did not have any impaired loans.


WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 1.72% to $4,188,000 at Sept. 30, 1997 from $4,262,000 at Sept. 30, 1996.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the reserve for possible loan losses for the three month and nine month period ending Sept 30, 1997 and 1996. The reserve for loan losses as a percentage of loans increased from 2.08% at Sept. 30, 1996 to 2.99% at Sept. 30, 1997. The net charge-off (recoveries) as a percentage of average loans increased from 1.92% at Sept. 30, 1996 to 4.29% at Sept. 30, 1997. Total loans charged off at Sept. 30, 1997 of $3,320,000 increased $1,268,000 from Sept. 30, 1996 of $2,052,000 due to an FDIC requirement to charge off an additional $300,000 to operations to bring the allowance for loan losses up to $1,800,000, the change in methodology of credit card charge-offs from 240 days delinquent to 180 days delinquent, and the loss of several proprietary reserve accounts which was used to offset the proprietary charge-offs.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3 - RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                  Three Months Ended   Nine Months Ended
                                    Sept 30, Sept 30,  Sept 30,  Sept 30,
(Amounts in thousands)                  1997     1996      1997      1996
 Balance at beginning of                1,500   $1,502     1,500    $1,500
  period
Loans charged off                     (1,131)     (905)   (3,320)   (2,052)
Recoveries                                196      276       623       593
Net (charge-offs) recoveries            (935)     (629)   (2,697)   (1,459)
Provision for loan losses               1,235      627     2,997     1,459
Balance at end of period               $1,800   $1,500    $1,800    $1,500
Reserve for possible
  loan losses as a
  percentage of loans                  2.99%    2.08%     2.99%     2.08%
Net (charge-offs)
  recoveries as a percentage
  of average loans                     1.53%    0.83%     4.29%     1.92%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $90,778,000 in the third quarter of 1997, a decrease of $3,615,000 (2.80%) from $93,393,000 in the third quarter of 1996. Average core deposits were $89,373,000 for the third quarter of 1997 down from $92,213,000 in the third quarter of 1996. Table 4 presents the composition of average deposits for the three quarters ending Sept. 30, 1997, June 30, 1997 and Sept. 30, 1996.

TABLE 4. DEPOSIT COMPOSITION
                          For The Three Months Ended
                      Sept 30,           Jun 30,           Sept 30,
                        1997              1997               1996
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
thousands)
Demand, Noninterest-   $32,708   36.03%  $33,875    36.63%  $33,106   35.45%
Bearing
NOW Accounts            11,899   13.11%   11,524    12.46%   12,187   13.05%
Money Market Deposit     6,149    6.77%    6,171     6.67%    7,435    7.96%
Accounts
Savings Accounts        26,586   29.29%   28,275    30.57%   25,317   27.11%
Other Time Deposits     12,031   13.25%   11,204    12.11%   14,168   15.17%
Total Core Deposits     89,373   98.45%   91,049    98.44%   92,213   98.74%
Certificates of Deposit of
   $100,000 or more      1,405    1.55%    1,439     1.56%    1,180    1.26%
Total Deposits          90,778  100.00%  $92,488   100.00%  $93,393  100.00%

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


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the third quarter of 1997 decreased $1,384,000 over the same period last year, and decreased $570,000 from the first nine months of 1996. The net interest income margin decreased to 2.22% for the third quarter of 1997 from 2.77% for the third quarter of 1996. The net interest income margin decreased to 6.96% for the nine months of 1997 from 8.22% for the same period last year. The decline of the net interest income is attributable to the decline in the credit card portfolio.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                THIRD QUARTER 1997      THIRD QUARTER 1996
                            Average                 Average
(Amounts in thousands)     Balance   Interest Rate   Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of Unearned
    Income(1)(2)
  Taxable                      61,150   2,118 3.46%    73,346  2,848  3.88%
  Tax-exempt                        -                       -
Investment Securities
  Taxable                      10,558     155 1.47%     9,155    126  1.38%
  Tax-exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             18,142     253 1.40%     9,969    130  1.30%
  Total Interest-Earning       89,850   2,526 2.81%    92,470  3,104  3.36%
Assets
Cash and Due from Banks         5,047                   5,657
Allowance for Loan Losses     (1,649)                 (1,453)
Premises and Equipment          2,776                   2,689
Other Real Estate               1,395                   1,699
Other Assets                    2,063                   2,698
  TOTAL ASSETS                 99,482                $103,760

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,048     102 0.57%    19,952    117  0.59%
 Savings Deposits              26,586     206 0.78%    25,495    187  0.73%
 Time Deposits                 13,436     170 1.26%    14,157    181  1.28%
  Total Interest-Bearing       58,070     478 0.82%    59,604    485  0.81%
Deposits
Federal Funds Purchased
  Securities Sold under
  Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,285      56 2.44%     2,387     57  2.39%
  Total Int-Bearing            60,355     534 0.88%    61,991    542  0.87%
Liabilities
Noninterest-Bearing            32,708                  32,891
Deposits
Other Liabilities               1,485                   1,602
Shareholders' Equity            4,934                   7,276
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          99,482                $103,760
Net Interest Income/Spread                    1.93%                   2.48%
Net Interest Margin                           2.22%                   2.77%

(1) Fee income relating to loans of $88,000 at Sept. 30, 1997, and $99,000 at Sept. 30, 1996 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                           Nine Months Ended 9/97  Nine Months Ended 9/96
                            Average                 Average
(Dollars in Thousands)      Balance   Interest Rate  Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of Unearned Income(1)(2)
  Taxable                      62,801   6,740 3.88%    74,358  8,567 11.52%
  Tax-exempt                        -                       -
Investment Securities
  Taxable                      10,115     437 1.38%     9,454    389  4.11%
  Tax-exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             17,745     723 1.30%     9,846    389  3.95%
  Total Interest-Earning       90,661   7,900 8.71%    93,658  9,345  9.98%
  Assets
Cash and Due from Banks         5,275                   5,895
Allowance for Loan Losses     (1,533)                 (1,402)
Premises and Equipment          2,693                   2,632
Other Real Estate               1,565                   1,861
Other Assets                    2,997                   2,083
  TOTAL ASSETS                101,658                 104,727

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,035     299 0.59%    19,622    330  1.68%
 Savings Deposits              27,288     628 0.73%    25,705    575  2.24%
 Time Deposits                 13,182     494 1.28%    14,960    572  3.82%
  Total Interest-Bearing       58,505   1,421 2.43%    60,287  1,477  2.45%
Deposits
Federal Funds Purchased
   Securities Sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,350     167 2.39%     2,388    173  7.24%
  Total Int-Bearing            60,855   1,588 2.61%    62,675  1,650  2.63%
Liabilities
Noninterest-Bearing            33,375                  33,106
Deposits
Other Liabilities               1,396                   1,502
Shareholders' Equity            6,032                   7,444
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         101,658                 104,727
Net Interest Income/Spread                    6.10%                   7.35%
Net Interest Margin                           6.96%                   8.22%

(1) Fee income relating to loans of $198,000 at Sept. 30, 1997, and $231,000 at Sept. 30, 1996 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis

                                Sept 1997 Compared to Sept 1996
                                Variance Attributed to (1)
                                                    Net
(Amounts in thousands)          Volume     Rate      Change
Net Loans:
 Taxable                         (11,557)    -7.64%   (1,827)
 Tax-exempt(2)                         -     0.00%        -
Investment Securities                  -     0.00%        -
 Taxable                             661    -2.74%       48
 Tax-exempt(2)                         -     0.00%        -
Interest-Bearing Deposits              -     0.00%        -
Federal Funds Sold                 7,899    -2.65%      334
  Total Interest-Earning Assets   (2,997)   -13.02%   (1,445)
Deposits:
 Demand Deposits                  (1,587)    -1.10%      (31)
 Savings Deposits                  1,583    -1.50%       53
 Time Deposits                    (1,778)    -2.55%      (78)
  Total Interest-Bearing          (1,782)    -0.02%      (56)
Deposits
Federal Funds Purchased                -     0.00%        -
Securities Sold under                  -     0.00%        -
Agreements to Repurchase
Other Short-Term Borrowings            -     0.00%        -
Long-Term Debt                       (38)    -4.86%       (6)
  Total Interest-Bearing          (1,820)   -10.02%     (118)
Liabilities

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME AND EXPENSE

     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Noninterest income for the third quarter of 1997 increased $157,000 or 8.68% from the same period last year. Table 5 presents noninterest income for the three months and nine months ended Sept. 30, 1997 and 1996.

TABLE 5. NONINTEREST INCOME

                       Three Months Ended           Nine Months Ended
                      Sept 30, Sept 30, Increase  Sept 30, Sept 30, Increase
(Amounts in               1997     1996 (Decrease)   1997     1996 (Decrease)
thousands)
Service Charges           $160     $162     ($2)      $463     $485    ($22)
NSF Charges                185      191      (6)       540      594     (54)
Gain on Sale of              -        -        -         -        -        -
Securities
Cardholder & Other          95      107     (12)       287      327     (40)
Credit Card Income
Membership Fees             62       55        7       183      171       12
Other Comm & Fees           25       26      (1)        74       76      (2)
ORE Income                   2        5      (3)         9       17      (8)
Gain on Sale of ORE         26        0       26        61        7       54
Other Income               158       30      128       343      126      217
Total Non-Interest        $713     $576     $137    $1,960   $1,803     $157
    Income

NONINTEREST EXPENSE

     The major components of noninterest expense represents the cost of operating the banking organization.
     Noninterest expense for the third quarter of 1997 increased $54,000 or .68% from the same period last year. Table 6 presents the activity for the three months and nine months ended Sept. 30, 1997 and 1996.


TABLE 6. NONINTEREST EXPENSE

                       Three Months Ended            Nine Months Ended
                      Sept 30, Sept 30, Increase   Sept 30, Sept 30, Increase
(Amounts in              1997     1996 (Decrease)     1997     1996 (Decrease)
thousands)
Salaries & Benefits       $982   $1,065    ($83)    $3,031   $3,131   ($100)
Loss on Litigation           -        -        -         -        -        -
Occupancy Expense          496      504      (8)     1,427    1,372       55
Advertising Expense         35       70     (35)       118      229    (111)
Communications              60      106     (46)       228      283     (55)
Postage                     99      172     (73)       362      455     (93)
Loan & Credit Card         232      298     (66)       841      893     (52)
Expense
Professional Fees           75       85     (10)       194      263     (69)
Legal Fees                 112       80       32       411      205      206
Insurance &                 23       21        2        73       71        2
Assessments
Stationery, Forms &         92      119     (27)       295      348     (53)
Supply
ORE Expenses                75       60       15       254      194       60
Other Operating            533      248      285       771      508      263
   Expense
Total Non-Interest      $2,814   $2,828    ($14)    $8,005   $7,952      $53
   Expense

INCOME TAXES

     The Company did not record a provision for income taxes for the third quarter of 1997. A tax benefit of $104,000 was recorded for the third quarter of 1996.


CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS
                               Sept 30, June 30, March 31, Dec. 31,  Sept. 30,
                                 1997     1997      1997     1996     1996
Risk-Based Capital
Tier 1 Risk-Based                10.44%   11.85%    12.16%   12.32%   12.07%
  Capital Ratio
Total Risk-Based                 11.71%   13.12%    13.42%   13.58%   13.33%
  Capital Ratio
Leverage                          6.47%    7.56%     8.32%    8.60%    8.82%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 39.95% at Sept. 30, 1997, 38.09% at June 30, 1997, and 30.07% at Sept. 30,
1996.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.


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



                                        BOL BANCSHARES, INC.
                                        (Registrant)


November 12, 1997                       /s/ Peggy L. Schaefer
Date                                    Peggy L. Schaefer, Treasurer