Form 10-K
period 1997-12-31
BOL BANCSHARES INC
filed 1998-03-27
CIK 832818

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

     For the fiscal year ended                         December 31, 1997
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


State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997.

                        Approximately $912,000 (a)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

Common Stock:  $1.00 par value;  179,145 shares outstanding as of February
28, 1998.



(a) For the purposes of this computation, shares owned by directors and executive officers have been excluded.

                                   Cross          Reference           Index
Page

Part I

Item 1:   Business                                                     3
Item 2:   Properties                                                   7
Item 3:   Legal Proceedings                                            8
Item 4:   Submission of Matters to a Vote of Security Holders          9

Part II

Item 5:   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                      9
Item 6:   Selected Financial Data                                     11
Item 7:   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                        12
Item 8:   Financial Statements and Supplementary Data                 41
Item 9:   Changes in and Disagreements with Accountants and Financial
          Disclosure                                                  34


Part III

Item 10:  Directors and Executive Officers of the Registrant          34
Item 11:  Executive Compensation                                      36
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                                  37
Item 13:  Certain Relationships and Related Transactions              37


Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (a)Financial Statements
             Independent Auditor's Report Consolidated Balance Sheets 41
               Consolidated Statements of Income                      43
               Consolidated Statements of Changes in Stockholder's
               Equity                                                 44
               Consolidated Statements of Cash Flow                   45
               Notes to Consolidated Financial Statements             47
               Independent Auditor's Report on Supplementary Information
                    Schedules I, II, III                              62
          (b) Reports on Form 8-K                                   NONE
          (c) Schedules and Exhibits
               Article 9                                              67

Item 1
Business of the Company and the Bank
     Here and after BOL Bancshares, Inc. shall be referred to as the Company and subsidiary Bank of Louisiana shall be referred to as the Bank.

History and General Business
     The Company was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company remained inactive until April 29, 1988, when it acquired the Bank in a three-bank merger of the Bank of Louisiana in New Orleans (the "Old Bank"), Bank of the South ("South Bank"), and Fidelity Bank & Trust Company, all Louisiana state-chartered banks. The Old Bank was the surviving bank in the merger and subsequently changed its name to the Bank's current name. The merger was originally accounted for as a "purchase", but after discussions with the Securities and Exchange Commission, the accounting treatment of the merger was changed to a manner similar to a "pooling of interests". [Since the change in accounting treatment, the Company has recast its financial statements, to reflect "pooling" accounting.] In addition, at the time of the bank's merger, the Company merged with BOS Bancshares, Inc., a Louisiana corporation and the registered bank holding company for South Bank. The Company was the surviving entity in that merger. The Company is the sole shareholder and registered bank holding company of the Bank.
     Other than owning and operating the Bank, the Company may also engage, directly or through subsidiary corporations, in those activities closely related to banking that are specifically permitted under the BHC Act. See "Supervision and Regulation". The Company, after acquiring the requisite approval of the Board of Governors of the Federal Reserve System (the "FRB") and any other appropriate regulatory agency, may seek to engage de novo in such activities or to acquire companies already engaged in such activities. The Company has not conducted, and has no present intent to conduct, negotiations for the acquisition or formation of any entities to engage in other permissible activities. There can be no assurance, however, that the Company will not form or acquire any other entity.
     If the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in the line of business or permissible activity in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital. See "Business of the Company and the Bank--Territory Served and Competition".

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

Banking Products and Services
     The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts ("IRAs"), savings and other time deposits of various types, and business, real-estate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below. Other services include letters of credit, safe deposit boxes, money orders, traveler's checks, credit cards, wire transfer, electronic banking, night deposit, and drive-in facilities. Prices and rates charged for services offered are competitive with the area's existing financial institutions.
     The Company offers a wide variety of fixed and variable rate loans to qualified borrowers. With regard to interest rates, the Bank continues to meet legal standards while remaining competitive with the existing financial institutions in its market area.
The specific types of loans that the Bank offers include the following:

     Consumer Loans. The Company's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational and government-sponsored student loans.

     Real Estate Loans. The Company's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
     Commercial Loans (Secured and Unsecured). The Company's commercial loans consist of working capital loans, accounts receivable loans, and inventory loans to small businesses.
     Credit Cards. The Company offers a variety of nationally recognized credits cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 1997, the Company held $20,301,714 in credit card receivables.
     Proprietary Accounts. The Company has a number of proprietary accounts it services. The Company's proprietary accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Company acquires these credit card accounts at a discount, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 1997, the Company held $2,930,709 in proprietary accounts.
     Mortgage Lending. The Company offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Company sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

Lending Policy of The Company
     Lending authority is delegated by the Board of Directors of the Company to loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers. The Company provides written guidelines for lending activities. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Real estate loans usually are made only when such loans are secured by real property located in the Company's primary market area. Unsecured loans, except credit card loans and proprietary accounts, are normally made by the Company only to persons who maintain depository relationships with the Company.
     Under certain circumstances the Company takes investment securities as collateral for loans. If the purpose of the loan is to purchase or carry margin stock, the Company will not advance loan proceeds of more that 10% of the market value of the stock serving as collateral; provided that the stock is considered "Blue Chip". To the extent the issuing company is not considered "Blue Chip", the percentage of loan to value decreases. If the loan proceeds will be used for purposes other than purchasing or carrying margin stock, the Company generally will lend up to 70% of the current market value of the stock serving as collateral.
     Making loans to businesses for working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Company's policy to secure these loans. The Company does not generally make commercial loans secured by inventory, furniture, fixtures, equipment, or accounts receivable.
     The great majority of the Company's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans), because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions. The Company requires that qualified outside appraisers determine the value of any real estate taken as collateral, and the Company will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.
     The Company originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the primary market area. Residential construction loans are made pursuant to Loan Policy guidelines, which are approved by the Company's Loan Committee. Specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately five builders in the Loan Policy guidelines. Each loan is individually reviewed and approved by the loan officer and is subject to a third-party appraisal, and a maximum 100% of the builder's cost, but in no event to exceed 80% of the appraised value loan-to-value ratio.
     These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 1997, approximately $773,000 (1.34% of net loans) was outstanding on total residential construction loans, of which none was for acquisition and development loans.
     The Company does not have a rollover policy. Any loan renewal request is reviewed in the same manner as an application for a new loan.
     Inter-agency guidelines adopted by federal bank regulators including the FDIC went into effect, mandating that financial institutions establish real estate lending policies. The guidelines also established certain maximum allowable real estate loan-to-value standards. The Company has adopted the federal standards as its maximum allowable standards, but has had in the past and now has in place loan policies which are, in some cases, more conservative than the FDIC guidelines. The FDIC standards require maximum allowable loan-to-value ratios for various types of real estate loans as set forth below:

                             Maximum Allowable

Loan Category                                Loan-to-Value Percent
Land                                                   65%
Land development                                       75%
Construction:
  Commercial, multifamily (1) and other nonresidential 80%
  One-to-four family residential                       85%
Improved property                                      85%
Owner-occupied one-to-four family and home equity (2)  N/A
_____________

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

Credit cards   Employment status, changes in local economy, unsecured
credit risks

Installment loans to individuals
     Employment status, changes in local economy, difficulty in monitoring collateral (vehicle, boats, mobile homes) and limited personal contact as a result of indirect lending through dealers

Commercial, financial and agricultural
     Industry concentrations, difficulty in monitoring the valuation of collateral (inventory, accounts receivable and vehicles), borrower management expertise, increased competition, and specialized or obsolete equipment as collateral

Real Estate-construction
     Inadequate collateral and long-term financing agreements

Real Estate-residential
     Changes in local economy and caps on variable rate loans

     Management believes that the outstanding loans included in each of these categories do not represent more than the normal risks associated with these categories, as described above. The Company's underwriting and asset quality monitoring systems focus on minimizing the risks outlined above.

Loan Review and Nonperforming Assets
     The Company's Loan Committee reviews its loan portfolio to determine deficiencies and corrective action to be taken. The Loan Committee attempts to review 100% of its loan portfolio annually, excluding credit cards and consumer installment loans. The results of the reviews are presented to the Company's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the Loan Committee. A summary report is reviewed monthly by the Company's Executive Committee of the Board of Directors.
     In late 1994, and early 1995, the Company undertook a mass solicitation to generate new credit card accounts at which time the approval criteria for issuing a credit card was obviated by the credit card department. Once this inadequacy was discovered in late 1995, and early

1996, senior executive management immediately took steps to remedy the situation by reinforcing the credit card approval criteria and forming a credit card committee comprised of various officers who meet weekly and report directly to the management committee of the Company consisting of Messrs. Scott and Comiskey and certain other executive officers.
     New credit card accounts are now reviewed on a daily basis for compliance with Company credit policy. Review procedures include a determination of whether the appropriate review of employment, residence, and other information has been completed, calculation of the borrower's debt coverage ratio, and analysis of the borrower's credit history to determine if it meets established Company criteria. Policy exceptions are analyzed daily. Delinquencies are monitored daily. Credit card accounts and proprietary accounts without reserves are charged off after 180 days past due in accordance with industry norms and FDIC regulations. Proprietary accounts with reserves are charged back against the proprietor after six consecutive no payments.
     A provision for loan losses and a corresponding increase in the allowance for possible loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency, and current economic conditions.

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

Territory Served and Competition
     Market Area. The market area for the Company is defined in the Company's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Company has branch offices in Orleans, Jefferson and St. Tammany Parishes.
     Population. From 1980 to 1990, the population of New Orleans remained constant with approximately 500,000 persons. The population of Jefferson and St. Tammany Parishes were approximately 650,000 as of December 31, 1990.
     Competition. The Company competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Company is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
     Economy. The economy of New Orleans is supported by the tourism, shipping and energy industries. The Company has no material concentration of deposits from any single customer or group of customers, nor is a significant portion of its loans concentrated in a single industry or group of related industries. There are no material seasonal factors that have any adverse effect on the Company. The Company does not rely on foreign sources of funds or income, and the Company does not expend any material percentage of its income in complying with applicable environmental laws.

Employees
     As of December 31, 1997, the Company had approximately 152 full-time and approximately 13 part-time employees. The Company considers its relationship with its employees to be very good. The employee benefit programs provided by the Company include group life and health insurance, paid vacations, and sick leave. The Company has no employees who are not employees of the Company. See "Item 11, Executive Compensation".

Item 2
Property
     In addition to its main office, the Company has six branch locations and an operations center. Set forth below is a description of the offices of the Company.

     Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. The purchase was financed by a loan from director Edward J. Soniat to the Company. As of December 31, 1997, there is a balance of $79,754 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. See "Management-- Certain Transactions". The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Company occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The initial term of the club's lease is for 25 years, expiring on December 15, 2003.
     Carrollton Branch. The Carrollton Branch of the Company is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Company leases the office space on a month-to-month basis from Carrollton Central Plaza. The Company pays $2,866 per month in lease payments. The Company is planning to close this branch and relocate to 3401 South Carrollton Avenue, New Orleans, Louisiana. In mid-1995, the Company applied for building and zoning permits with the city of New Orleans, which are currently pending approval. If such permits are not attained the Company will remain at the Dublin Street location. This branch will be a full service branch office of the Company. The new branch will be leased for $1,400 per month which is set through the year 2000, with an increase to $1,500 per month from the year 2001 through 2003. Adjoining this branch location is a vacant lot, under long-term lease to the Company, that will be used as a parking lot. Both properties are leased from Nelly Romero. Management anticipates expending approximately $185,000 for renovations at this location, if the appropriate permits are obtained.
     Severn Branch. The Severn Branch of the Company is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Company leases the office space from Severn South Partnership, an affiliate of the Company. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated August 14, 1992, the lease commenced on May 1, 1991, and terminates on May 31, 1999. The lease payments are $12,386, plus a percentage of operating costs, per month.
     Oakwood Branch. The Oakwood Branch of the Company is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space which includes 1,560 square feet of drive-in facility and parking is provided by the shopping center. The Company leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 1991, and terminates on May 31, 2001. The lease payments are $9,343 per month.
     Lapalco Branch. The Lapalco Branch of the Company is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Company leases the building from Belle Meade Developers. The lease commenced on January 1, 1996, and terminates on January 1, 2001. The lease payments are $5,508 per month.
     Gause Branch. The Gause Branch of the Company is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The premises consist of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Company owns the building and underlying land upon which this branch is situated. The Company occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 1996 totaled $79,843.
     Tammany Mall Branch. The Tammany Mall Branch of the Company is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Company leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the Company. See Item 13, Certain Relationships and Related Transactions. The lease payments are $6,200 per month.

     Operations Center. The Company's operations center, housing its data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Company leases 20,770 square feet from Severn South Partnership, an affiliate of the Company, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated June 1, 1995, amending both leases, the leases commenced on May 1, 1991, and will terminate on May 31, 1999. The lease payments total $27,421, plus a percentage of operating costs, per month.

Item 3
Legal Proceedings
     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1997, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has countersued and is presently appealing the judgment.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned "nonsufficient funds". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
     3a. Another proprietor filed a separate lawsuit on the same day that the Company initiated proceedings against this proprietor in Louisiana.
The proprietor's suit was filed in the Southern District of New York and alleges that the Company mismanaged the proprietary credit card portfolio. It is known that the principal of the proprietor mentioned in 1. above has assisted in the preparation of this lawsuit and this litigation parrots the lawsuit mentioned in 1. above. The Company has filed a motion to dismiss the suit on the grounds that the parties agreed to litigate in Louisiana and on the further grounds that the Company is not subject to that Court's jurisdiction. The Company also moved to have the matter transferred by the judicial panel on multidistrict litigation.

     These rights were granted and consolidated.
     3b. The new owners of the company mentioned in 3a. above filed a lawsuit in New York, claiming that it had security interest which primed the Company. The present principals came into existence on July 31, 1996 for the sole purposes of taking over the failing company and managing the operations. The new owners filed UCC-1 Statement to protect a consignment agreement it had with the failing company in August, 1996. The Company, on the other hand, filed UCC-1 Statements to protect its credit card portfolio in November and December of 1995. Just prior to the new principals filing in New York, the Company filed suit for declaratory judgment regarding the ranking of the liens in the Eastern District of Louisiana.
     3c. The Company's suit centers around the proprietor sequestering payments which they received from the Company's credit card holders, but never forwarded to the Company. That amount exceeds $462,000.
     On October 1, 1997 the matters were transferred by the judicial panel on multidistrict litigation to the Eastern District of Louisiana and consolidated with the other cases. Hence 3a, 3b, and 3c have become one case.
     The Company sought injunction relief, requiring the proprietor to disclose where the payments were held and to either pay the funds to the Company or deposit the money in the Registry of the Court. On October 2, 1997 in order to avoid a hearing on the preliminary injunction which would have required the proprietor to disclose the location of the sequestered funds, the proprietor agreed to post bond with the Louisiana Federal Court, while drafts were being prepared. On October 15, 1997 the proprietor filed for Chapter 11. The Company requested that the stay be lifted in order to allow its claim against the proprietor to be liquidated and to recoup all of its losses and damages suffered from the proprietor.
     Expected Results:  The Company filed its UCC-1 Statements first.
There is little doubt that the Company primes the proprietor. The Company anticipates a quick resolution of this issue by way of declaratory judgment.
     4. The Bank was a defendant in a lawsuit filed by a party owning land that Other Real Estate is built on, for back lease payments. In 1994, an unfavorable outcome was reached and a provision of $390,000 was charged to operations. During the year ended December 31, 1997, this judgment was reversed and accordingly, a $390,000 reversal from the litigation settlement is included in income.

Item 4
Submission of Matters to a Vote of Security Holders
     There were no matters submitted, during the fourth quarter of fiscal year 1997, to a vote of security holders, through the solicitation of proxies.

Item 5
Market for Registrant's Common Equity and Related Stockholder Matters
     There is no established trading market in the shares of Bank Stock as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 1996, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Bank Stock would trade. As of December 31, 1997, the Company had approximately 680 shareholders of record.

1997

                              High       Low
First Quarter                   $7.00     $5.00
Second Quarter                   7.00      5.00
Third Quarter                    7.00      5.00
Fourth Quarter                   7.00      5.00

1996

                              High       Low
First Quarter                   $7.00     $5.00
Second Quarter                   7.00      5.00
Third Quarter                    7.00      5.00
Fourth Quarter                   7.00      5.00

Principal Shareholders
     Other than directors, officers, and directors and officers as a group identified in the table in Directors and Executive Officers of the Company, there were no persons who, to the knowledge of management of the Company, beneficially owned 5% or more of the Company Common Stock as of December 31, 1997.

Item 6
Selected Consolidated Financial Data of the Company
     The following selected financial data should be read in conjunction with Management's Discussions and Analysis of Financial Condition and Results of Operations of the Company which follows and the Company's financial statements and related notes included elsewhere herein.

                                        For The Years Ended
                                              December 31,
                              1997       1996      1995      1994      1993
                             (dollars in thousands, except per share data)
Operations:
 Net Interest Income           $8,189   $10,133    $9,061    $8,190    $9,668
 Provision for Loan Losses      3,630     2,040     1,749       805     1,212
 Non-Interest Income             2938     2,440     2,703     3,513     3,340
 Non-Interest Expense          10,643    10,647     9,729    10,045    10,386
 Income Tax Expense           (1,171)      (20)       141       205       436
    (Benefit)
 Net Income(Loss)             (1,975)      (94)       145       648       974

Per Share:
 Common Shares Outstanding
                              179,145   179,145   179,145   179,258   179,599
 Net Income (Loss)            (11.03)    (0.52)      0.81      3.61      5.41
 Cash Dividends - Common         0.00      0.00      0.00      0.00      0.00
 Book Value at End of           16.62     27.64     28.30     27.64     24.58
     Period
 Preferred Shares
    Outstanding             2,302,811 2,302,811 2,302,811 2,309,103 2,324,737
 Cash Dividends - Preferred      0.00      0.00      0.00      0.08      0.00
    Stock

Balances at End of Period:
 Investment Securities         10,567     9,060    11,136    15,188     7,078
 Fed Funds Sold                21,150    14,400    10,725     6,075    20,000
 Loans, Net of Unearned        57,619    69,298    74,943    67,802    65,066
   Interest
 Allowance for Loan Losses      1,800     1,500     1,500       935       934
 Other Real Estate Owned        1,473     2,273     1,994     2,771     3,616
 Total Assets                 102,709   106,091   108,589   103,102   105,867
 Total Deposits                93,941    95,141    97,386    91,764    95,488
 Shareholders' Equity           5,280     7,251     7,368     7,257     6,749

Ratios:
 Return on Average Assets      -1.95%    -0.09%     0.14%     0.61%     0.94%
 Return on Average Equity     -34.49%    -1.27%     1.87%     9.34%    15.37%
 Primary Capital to Total
   Assets and Allowance for
   Possible Loan Losses         5.23%     6.93%     6.68%     6.93%     6.32%
Allowance for Possible Loan
   Losses as a Percentage
   of Loans, Net                3.12%     2.61%     2.00%     1.38%     1.44%
Non-Performing Loans as a
 Percentage of Loans, Net(1)    0.15%     0.47%     0.32%     0.36%     1.04%
Non-Performing Loans as a
 Percentage of Total Assets(2)  1.51%     2.44%     2.05%     2.92%     4.04%
Capital Ratios: Bank
 Tier 1 Risk Based Capital     10.61%    12.32%    11.46%    11.87%    11.25%
   Ratio
 Risk Based Capital Ratio      11.88%    13.58%    12.72%    13.12%    12.50%
 Tier 1 Leverage Ratio          6.84%     8.60%     8.54%     9.43%     8.68%

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

Item 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS OF THE COMPANY

     The following discussion and analysis presents the more significant factors affecting the financial condition and results of operations for the years ending December 31, 1997, 1996 and 1995. The consolidated financial statements and related notes should be read in conjunction with this review.

Overview
     The Company has declined in total assets in the past five years. This has primarily been due to the loss of proprietary retail accounts which have gone out of business. The Company had total assets of $102,709,000 at December 31, 1997, and $105,867,000 at December 31, 1993. The Company currently operates through five locations in the metropolitan New Orleans area and two locations in St. Tammany Parish.
     Historically, credit card loans have been an important part of the Company's total loan portfolio. At December 31, 1993, credit card loans were $36,278,000 which was 55.30% of the Company's loan portfolio of $65,605,000. At December 31, 1997, credit card loans totaled $23,232,000, or 40.32% of the Company's total loans. The decrease in the Company's credit card loans is largely attributable to competition from other banks and nontraditional credit card issuers (e.g. AT&T and GMAC), and the loss of proprietary business.
     The Company's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts. This will be accomplished through an aggressive Marketing campaign and the acquisition of several Visa & MasterCard portfolios. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income
     The Company's net loss was $1,975,000, or $(11.03) per share in 1997, compared to net loss of $94,000 or $(0.52) per share in 1996, a significant decrease. This $1,881,000 decrease was primarily due to the increase in losses suffered by the Company from its credit card portfolio. The Reserve for Loan Losses increased to $1,800,000 in 1997 from $1,500,000 in 1996 due to $300,000 charged to operations in order to comply with FDIC regulations with respect to charge-offs in the credit card portfolio. Net charge-offs totaled $3,330,000 in 1997 as compared to $2,040,000 in 1996. This
$1,290,000 increase in net charge-offs occurred mainly in the Company's credit card portfolio and is a result of the economy and overburdened credit card debt of consumers. These losses are, however, consistent with the experience of many banks nationwide with respect to their credit card portfolios.
     The Company's net loss was $94,000, or $(0.52) per share in 1996, compared to net income of $144,000 or $.80 per share in 1995, a significant decrease. This $238,000 decrease was primarily due to the increase in losses suffered by the Company from its credit card portfolio. Net charge-offs totaled $2,040,000 in 1996 as compared to $1,183,000 in 1995. This $857,000 increase in net charge-offs occurred mainly in the Company's credit card portfolio and is a result of the economy and overburdened credit card debt of consumers. These losses are, however, consistent with the experience of many banks nationwide with respect to their credit card portfolios.

Net Interest Income Margin
     Interest income decreased $2,028,000 or 16.46% to $10,298,000 in 1997 from $12,326,000 in 1996. This decrease is mainly due to a 55.72% decrease in interest income on proprietary credit card loans.
     Total interest expense decreased $85,000 or 3.83% to $2,108,000 in 1997, from $2,193,000 in 1996.
     Interest income increased $836,000 or 7.28% to $12,326,000 in 1996 from $11,490,000 in 1995. This increase is mainly due to a 56.24% increase in interest income on proprietary credit card loans and the continued growth in the credit card portfolio.
     Total interest expense decreased $236,000 or 9.72% to $2,193,000 in 1996, from $2,429,000 in 1995. This decrease is mainly due to a 17.10% decrease in interest paid on deposits due to an average interest rate paid of 3.27% in 1996 as compared to 3.60% in 1995.

     Interest earned on Federal Funds Sold increased 72.81% in 1997, to $1,004,000 from $581,000 in 1996, due to an average interest rate earned of 5.47% as compared to 5.28% in 1996. The average Federal Funds Sold for 1997, was $18,372,000 and $10,997,000 in 1996. Interest earned on investment securities increased 15.46% due to a increase in the average balance to $10,232,000 in 1997, from $9,353,000 in 1996, with an average rate earned of 5.78% in 1997, and 5.47% in 1996.
     Commercial loans average balance increased $2,262,000 or 8.42% to $29,121,000 on December 31, 1996, from $26,859,000 on December 31, 1995 due to the Company's continued positive experiences in generating new commercial loans. Interest income on commercial loans increased $212,000 to $2,807,000 in 1996, from $2,595,000 in 1995. The average interest rate charged on commercial loans in 1996, was 9.64% as opposed to 9.66% in 1995. Interest earned on Federal Funds Sold increased 1.96% in 1996, to $581,000 from $570,000 in 1995, due to an average interest rate earned of 5.29% as compared to 5.80% in 1995. The average Federal Funds Sold for 1996, was $10,997,000 and $9,830,000 in 1995. Interest earned on investment securities decreased 26.84% due to a decrease in the average balance to $9,353,000 in 1996, from $13,336,000 in 1995, with an average rate earned of 5.62% in 1996, and 5.39% in 1995.

Accounting for Year 2000 Costs
     The Company's Board of Directors has formulated a policy and has dedicated sufficient funds for the modification and replacement of software and hardware to ensure Year 2000 compliance.
     The Company began its replacement and modification of its software and hardware in late 1995, to ensure that operations would not be impaired by the date change. The related costs are capitalized and depreciated over the useful life of the asset.
     Certification has been received from the Company's vendors to confirm compliance on the respective equipment and software. All critical applications have already been modified and replaced, with one application presently in the migration process. This final replacement will be implemented and fully tested by year end 1998.

         Average Balances, Interests and Yields
                                       1997                    1996
                           Average                 Average
(Dollars in Thousands)     Balance  Interest Rate   Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans net of unearned income(1)(2)
  Taxable                   62,249   8,702  13.98%   73,593  11,233 15.26%
  Tax-exempt                     -                       -
Investment securities
  Taxable                   10,232     591   5.78%    9,353     512  5.47%
  Tax-exempt                     -                       -
Interest-bearing deposits        -       -               -       -
Federal funds sold          18,372   1,004   5.47%   10,997     581  5.28%
  Total Interest-Earning    90,853  10,298  11.33%  93,943  12,326 13.12%
     Assets
Cash and due from banks      5,314                   5,826
Allowance for loan Losses   (1,599)                 (1,411)
Premises and equipment       2,703                   2,659
Other Real Estate            1,516                   1,827
Other assets                 2,433                   1,951
  TOTAL ASSETS             101,220                 104,795

  LIABILITIES AND
      SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits             18,185     396  2.18%   19,578     442 2.26%
 Savings deposits            26,980     829  3.07%   25,317     768 3.03%
 Time deposits               13,174     664  5.04%   15,204     759 4.99%
  Total Interest-Bearing     58,339   1,889  3.24%   60,099   1,969 3.28%
     Deposits
Federal Funds Purchased
Securities sold under
  agreements to repurchase
Other Short-term
borrowings                        -                       -
Long-Term debt                2,333     219  9.40%   2,386     224  9.19%
  Total Int-Bearing          60,673   2,108  3.47%  62,485   2,193  3.51%
     Liabilities
Noninterest-bearing          33,388                 33,385
    deposits
Other liabilities             1,432                   1,529
Shareholders' equity          5,727                   7,396
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY       101,220                 104,795

Net Interest income/spread                   7.86%                  9.61%
Net Interest Margin                          9.01%                 10.79%

(1) Fee income relating to loans of $231,000 in 1997, $368,000 in 1996 and $256,000 in 1995 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1997, 1996, and 1995 using a federal tax rate of 34%.

         Average Balances,Interests and Yields
                                       1996                    1995
                           Average                 Average
(Dollars in Thousands)     Balance  Interest Rate   Balance  Interest  Rate
ASSETS
INTEREST-EARNING ASSETS:
    Loans, net of unearned income(1)(2)
  Taxable                    73,593  11,233  15.26%   70,318  10,197 14.50%
  Tax-exempt
Investment securities
  Taxable                     9,353     512   5.47%    13,336     719  5.39%
  Tax-exempt                     -       -               -       -
Interest-bearing deposits        -       -     -           75       4  5.33%
Federal funds sold           10,997     581   5.28%     9,830     570  5.80%
  Total Interest-Earning     93,943  12,326  13.12%   93,559  11,490  12.28%
       Assets
Cash and due from banks       5,826                   5,832
Allowance for loan Losses    (1,411)                   (975)
Premises and equipment        2,659                   2,270
Other Real Estate             1,827                   2,451
Other assets                  1,951                   1,860
  TOTAL ASSETS              104,795                 104,997

 LIABILITIES AND
      SHAREHOLDERS' EQUITY
INTEREST-BEARING
LIABILITIES:
Deposits:
 Demand Deposits             19,578     442  2.26%   19,203     528 2.75%
 Savings deposits            25,317     768  3.03%   25,160     740 2.94%
 Time deposits               15,204     759  4.99%   16,692     932 5.50%
  Total Interest-Bearing     60,099   2,200  3.66%   61,055   2,200 3.68%
     Deposits
Federal Funds Purchased
Securities sold under
 agreements to repurchase
Other Short-term
borrowings                        -                       -
Long-Term debt                2,386     224  9.19%    2,394     229 9.57%
  Total Int-Bearing          62,485   2,424  3.88%   63,449   2,429 3.83%
    Liabilities
Noninterest-bearing
deposits                     33,385                  32,350
Other liabilities             1,529                   1,515
Shareholders' equity          7,396                   7,683
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY       104,795                 104,997

Net Interest income/spread                   9.24%                  8.45%
Net Interest Margin                         10.54%                  9.68%

(1) Fee income relating to loans of $231,000 in 1997, $368,000 in 1996 and $256,000 in 1995 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1997, 1996, and 1995 using a federal tax rate of 34%.

Rate/Volume Analysis

                              1997                     1996 Compared to 1995
                           Compared to 1996
                           Variance                    Variance Attributed to
                                                         (1)
                           Attributed to
                               (1)
                                           Net                      Net
(Dollars in Thousands)     Volume   Rate   Change   Volume   Rate   Change
Net Loans:
 Taxable                  (11,344)  -1.28%  (2,531)   3,275  0.76%     1,036
 Tax-exempt(2)                   -               -       -               -
Investment Securities            -               -       -               -
 Taxable                       879   0.31%       79  (3,983) 0.08%     (207)
 Tax-exempt(2)                   -               -       -               -
Interest-bearing deposits        -               -    (75)  -5.33%       (4)
Federal funds sold           7,375   0.18%      423   1,167 -0.52%        11
  Total Interest-Earning   (3,090)  -1.79%  (2,028)     384  0.84%       836
      Assets
Deposits:
 Demand Deposits           (1,393)  -0.08%    (46)     375  -0.49%    (86)
 Savings deposits            1,663   0.04%      61     157   0.09%     28
 Time deposits             (2,030)   0.05%     (95) (1,488) -0.59%   (173)
  Total interest-bearing   (1,760)  -0.04%     (80)   (956)  0.06%       -
    deposits
Federal Funds Purchased          -               -       -               -
Securities sold under
agreements to repurchase         -               -       -
Other Short-term
borrowings                       -               -       -               -
Long-Term debt                (53)   0.21%     (5)     (8) -0.37%      (5)
  Total Interest-Bearing
Liabilities                (1,812)  -0.03%    (85)   (964)   0.05%     (5)

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

Net Interest Income
     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest-bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for 1997 was $8,189,000 compared to $10,133,000 in 1996 and compared to $9,061,000 in 1995.

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

These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.
     Provisions for loan losses increased 77.94% to $3,630,000 in 1997, from $2,040,000 in 1996. The provisions for loan losses increased due an increase in the amount of the Company's charge-offs to $4,132,000 in 1997, from $2,822,000 in 1996 and an FDIC requirement that the Company charge-off an additional $300,000 to operations to bring the provision for loan losses up to $1,800,000. The higher level of charge-offs in the Company's credit card portfolio compared to other loans is consistent with industry norms and is reflective of the higher credit risk associated with such loans. Additionally, one proprietary merchant was accepting payments but not remitting same to the Bank, which resulted in a total charge-off for this proprietor in the amount of $1,504,000 which is included in the charge-off amount for 1997. See "Legal Proceedings".
     Provisions for loan losses increased 16.64% to $2,040,000 in 1996, from $1,749,000 in 1995. The provisions for loan losses increased due an increase in the amount of the Company's charge-offs to $2,822,000 in 1996, from $1,621,000 in 1995. The higher level of charge-offs in the Company's credit card portfolio compared to other loans is consistent with industry norms and is reflective of the higher credit risk associated with such loans.
     The provisions for loan losses increased 117.27% to $1,749,000 in 1995 from $805,000 in 1994. The provisions for loan losses increased due to:
(i) the change in methodology of credit card charge-offs from six consecutive no payments to six cumulative no payments; (ii) an increase in the amount of the Company's charge-offs to $1,621,000 in 1995, from $1,218,000 in 1994; and (iii) an FDIC requirement that the Company charge-off an additional $566,000 to operations to bring the provision for loan losses up to $1,500,000.
     Beginning December 1, 1994 a new proprietary merchant began submitting credit card deposits and based upon their contract, the Bank began withholding a percentage of their deposits to set aside for any possible charge offs. This is a non recourse proprietor. This reserve amount is reflected in the below schedule, listed as Additional Reserve from Proprietor. This amount has been excluded from the income statement as this money has been received from the proprietor by deducting a certain percentage from their daily sales. As of December 31, 1995, these amounts have been reclassified and have been removed from this category.
     The provision for loan losses totaled $805,000 in 1994 compared to $1,212,000 in 1993. The allowance for loan losses as a percentage of loans was 1.38% in 1994, and 1.44% in 1993. The decrease of 33.58% in provisions for loan losses in 1994 was because of the decrease in proprietary account losses as a result of the Company's loss of the four large proprietary accounts.

Summary of Loan Loss Experience
                                                 December 31,
                                1997       1996      1995      1994      1993
                                      (Dollars in Thousands)
Balance at beginning of
period                          1,500     1,500       935       934       934
Charge-Offs:
 Commercial                        22        51        31        10        51
 Real estate                       20         -         3        14         9
 Installment                       94        43        34        47        40
 Credit Cards                   3,996     2,728     1,553     1,147     1,323
Total Charge-offs               4,132     2,822     1,621     1,218     1,423
Recoveries:
 Commercial                       100       135         5        80        11
 Real estate                       14         6        45         6        43
 Installment                       24        27        23        29        28
 Credit Cards                     665       614       365       298       129
Total Recoveries                  802       782       438       413       211
Net charge-offs                 3,330     2,040     1,183       805     1,212
Provision for loan losses       3,630     2,040     1,749       805     1,212
Balance                         1,800     1,500     1,501       934       934
Additional Reserve from
Proprietor                          -         -       (1)         1         -
Balance at end of period        1,800     1,500     1,500       935       934
   Ratio of net charge-offs
  during period to
  average loans outstanding      5.35%     2.77%     1.68%     1.33%     1.73%
Allowance for possible loan
 losses as a
 percentage of loans            3.12%     2.16%     2.00%     1.38%     1.44%

Noninterest Income and Expense
     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income as reflected in the below table.
     Total noninterest income increased to $2,938,000 in 1997 from $2,441,000 in 1996 or a 20.36% increase. A judgment rendered against the Bank in 1994, for $390,000 was reversed. The gain on sale of ORE income increased to $61,000 in 1997 from $7,000 in 1996.
     Total noninterest income decreased to $2,440,000 in 1996 from $2,703,000 in 1995 or a 9.73% decrease. Ore income decreased to $24,000 in 1996 from $45,000 in 1995. The gain on sale of ORE income decreased to $7,000 in 1996 from $134,000 in 1995.

Noninterest Income
                                                 December 31,
                                         1997      1996      1995
                                       (Dollars in Thousands)
Service Charges                            618       643       732
NSF Charges                                725       783       790
Gain on Sale of Securities                  16         -         -
Cardholder & Other Credit                  388       448       480
  Card Income
Membership Fees                            245       218       243
Other Comm & Fees                          101       112        88
ORE Income                                  11        24        45
Gain on Sale of ORE                         61         7       134
Reversal of Litigation
Settlement                                 390         -         -
Other Income                               383        205       191
   Total Non-Interest Income            $2,938    $2,440    $2,703

Noninterest Expense
     The major components of this group represents the cost of operating the banking organization as reflected in the below table.
     Total noninterest expense decreased .04% to $10,643,000 in 1997 from $10,647,000 in 1996. Postage expense decreased 24.72% to $472,000 in 1997 from $627,000 in 1996. In 1997 a judgment was rendered against the bank in a suit filed by a proprietary merchant in the sum of $150,000. Other operating expenses increased 40.36% due mainly to the Bank processing payments in the amount of $422,000 that were accepted by a proprietary merchant, but were not remitted to the Bank. This proprietary merchant is involved in a suit against the Bank.
     Total noninterest expense increased 9.42% to $10,647,000 in 1996 from $9,730,000 in 1995. Postage expense increased 73.10% to $627,000 in 1996 from $358,000 in 1995. Loan & credit card expenses increased 40.35% to $1,214,000 in 1996 from $865,000 in 1995.

                                                 December 31,
                                         1997      1996      1995
                                       (Dollars in Thousands)
Salaries & Benefits                       3,974     4,199     3,834
Occupancy Expense                         1,937     1,839     1,758
Advertising Expense                         153       306       348
Communications                              307       376       272
Postage                                     472       627       358
Loan & Credit Card Expense                1,112     1,214       865
Professional Fees                           266       349       267
Legal Fees                                  558       283       242
Insurance & Assessments                      94        94       212
Stationery, Forms & Supply                  375       447       389
ORE Expenses                                337       266       621
Loss on Litigation                          150         -         -
Equity in Loss of                             -         -        35
  Unconsolidated Subsidiary
Other Operating Expense                     908       647       529
   Total Non-Interest Expense           $10,643   $10,647    $9,730

Provision for Income Taxes
     The income tax provision (benefit) for the Company and the Bank on a consolidated basis, for the year 1997 was $(1,171,000) as compared to $(20,000)in 1996 and $141,000 in 1995. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

Financial Condition
     The Company manages its assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of its financial position and the quality of earnings. To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by carefully structuring the balance sheet. The Company's asset liability committee meets regularly to review both the interest rate sensitivity position and liquidity.

Interest Rate Sensitivity
     The Bank has established, as bank policy, an asset/liability management system that protects Bank profits from undue exposure to interest rate risks. The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Company's policy not to invest in derivatives in the ordinary course of business. The Company performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instrument's next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Company monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
     The interest rate sensitivity structure within the Company's balance sheet at December 31, 1997, has a net interest sensitive asset gap of 15.70% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 12.32%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
     The following table illustrates the Company's interest rate sensitivity at December 31, 1997.

Interest Rate Sensitivity Analysis
                                   December 31, 1997
                                                                         Over
                      30       60       90     120       180     One     One
                     Days     Days     Days    Days     Days     Year    Year
                                           (Dollars in Thousands)
  Total
 Interest-Earning Assets
Investment              -      499        -        -      999    7,980        -
Securities-HTM
Investment            999        -        -        -        -        -       90
Securities - AFS
Loans               5,716    2,533    7,761    2,375    6,231   14,810   18,192
Loans held for          -        -        -        -        -        -        -
sale
Federal funds      21,150        -        -        -        -        -        -
sold
Total Interest-    27,865    3,032    7,761    2,375    7,230   22,790   18,282
Earning Assets

Non Earning Assets      -        -        -        -        -        -   12,158

TOTAL ASSETS       27,865    3,032    7,761    2,375    7,230   22,790   30,440


 Interest-Bearing Liabilities
Savings & Now      15,366        -   24,597        -        -        -      238
accounts
Demand & money      6,314        -        -        -        -        -        -
market
CD's > $100,000     1,215      713      324    1,924    2,051    2,774    1,963
CD's < $100,000         -        -      728        -        -      609        -
Federal Funds           -        -        -        -        -        -        -
purchased
Repurchase              -        -        -        -        -        -        -
agreements
Other short-term        -        -        -        -        -        -        -
borrowings
Notes payable         411        -        -        -        -        -    1,873
Total Interest-    23,306      713   25,649    1,924    2,051    3,383    4,074
Bearing
Liabilities

Non Costing             -        -        -        -        -        -   40,393
Liabilities

TOTAL              23,306      713   25,649    1,924    2,051    3,383   44,467
LIABILITIES

Interest-           4,559    2,319 (17,888)      451    5,179 19,407 (14,027)
Sensitivity Gap
Cumulative Gap      4,559    6,878 (11,010) (10,559)  (5,380)   14,027       0
Cumulative Gap/Total
 Interest-
 Earning Assets     5.10%    7.70% -12.32%  -11.82%   -6.02%  15.70%    0.00%

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

Capital Adequacy
     The FDIC's regulations require that a state-chartered bank, such as the Bank of Louisiana maintain a minimum Tier 1 risk based capital ratio of 4% and a risk based capital ratio of 8%. The Bank, however, is required to maintain a Tier 1 leverage ratio of 7.00% as part of a Memorandum of Understanding signed in 1996 which replaces the Memorandum of Understanding dated November 8, 1994. See "Supervision and Regulation Enforcement Action".
     The Bank's "primary capital ratio" is the sum of shareholders' equity divided by total assets. The Bank's capital to asset ratio was 6.84% at December 31, 1997, 8.60% at December 31, 1996, and 8.54% at December 31, 1995. The Bank's capital to asset ratio decreased in 1997 due mainly to the amount of charge-offs in the credit card portfolio of $3,996,000. The provision for loan losses in 1997 was $3,630,000 which was charged to operations. Additionally, the Bank was required by the FDIC to bring the Reserve for Loan Losses up to $1,800,000 from $1,500,000 resulting in $300,000 being charged to operations. Also, $415,000 in deferred tax assets was disallowed for regulatory capital purposes.
     The Bank intends on increasing capital by implementing an extensive marketing program and to obtain additional proprietary accounts which will maximize the highest yield possible and thereby improve earnings.

Investment Securities
     The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. Investment securities totaled $10,500,000 at December 31, 1997, $9,000,000 at December 31, 1996, and
$11,000,000 at December 31, 1995. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the Company's securities portfolio was two years at December 31, 1997. At December 31, 1997 and 1996, securities classified as available-for-sale were $1,000,000. The net unrealized holding loss on these securities at December 31, 1997 was $1,000 after taxes compared to net unrealized holding loss of $4,000 after taxes at December 31, 1996.
     At December 31, 1997, the Company classified all but $1,000,000 of its
U. S. Treasury securities and obligations of U.S. government corporations and federal agencies as held-to-maturity. The Company maintains a relatively low percentage of its investment portfolio as available-for-sale, but the Company maintains a large majority of its held-to-maturity securities in one year or less maturities to fund possible liquidity needs required by loan production and credit card activities.

Distribution ofInvestment Securities

                                        December 31,
                        1997              1996          1995
                     Amortized   Fair   Amortized   Fair   Amortized   Fair
                        Cost    Value     Cost     Value     Cost     Value
                                        (Dollars in Thousands)
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and      10,479   10,505    8,977     9,000   11,010   11,014
  agencies
Other investments           90       90       90        90       97      124
    Total               10,568   10,595    9,067     9,090   11,107   11,138

Maturity Distribution of Investment Securities and Average Yields (1)

                      December                   December
                      31, 1997                   31, 1996
                      Amortized  Fair    Average Amortized   Fair   Average
                        Cost    Value     Yield     Cost     Value   Yield
                                           (2)                        (2)
                                        (Dollars in Thousands)
Available-for-Sale
     U.S. Treasury securities and
      obligations of U.S. government
     corporations and agencies
Due in 1 year or less    1,000      999    6.03%         -        -
Due 1-5 years                -        -              1,000      993    5.02%
    Total                1,000      999    6.03%     1,000      993    5.02%

Held-to-Maturity
    U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies
Due in 1 year or less    5,491    5,498    5.74%     3,997    4,001    4.94%
Due 1-5 years            3,988    4,008    6.52%     3,980    4,006    6.21%
    Total                9,479    9,506   12.26%     7,977    8,007   11.15%

      (1)  This table excludes equity investments which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

     Included in Investment Securities are equity securities acquired through foreclosure which have no maturity date. Below is a table of these securities at December 31, 1997 (dollars in thousands):

Other Securities
Mississippi River Bank        $69,600
New Orleans SBIDCO, Inc.       20,000
Liberty Financial Services,         1
Inc.

 Total Other Securities       $89,601

Loan Portfolio
     Total loans, which includes loan loss reserves and unearned interest, decreased $11,979,000 or 17.67% to $55,819,000 at December 31, 1997 from
$67,798,000 at December 31, 1996. This decrease was primarily attributable to the decline in the Company's credit card portfolio by 36.54% to $23.233,000 at December 31, 1997 from $36,609,000 at December 31, 1996.
     Total loans, which includes loan loss reserves and unearned interest, decreased $5,645,000 or 7.69% to $67,798,000 at December 31, 1996 from
$73,443,000 at December 31, 1995. This decrease was primarily attributable to the decline in the Company's credit card portfolio by 9.78% to $36,609,000 at December 31, 1996 from $40,579,000 at December 31, 1995.
     In 1995, the Company experienced increases in every major category. Total loans outstanding increased $6,576,000 or 9.83% to $73,443,000 at December 31, 1995 from $66,867,000 at December 31, 1994. Average total loans during 1995, increased $9,967,000 or 16.52% to $70,318,000. The most significant increases in 1995, occurred in real estate loans which were up $3,780,000 or 19.34% to $23,323,000; consumer installment loans up $816,000 or 14.47% to $6,457,00; and credit card loans up $3,197,000 or 8.55% to
$40,579,000.

Loans, Net by Category

                                       December
                                         31,
                               1997       1996      1995      1994     1993
                                      (Dollars in Thousands)
Commercial, financial, &
agricultural                    4,281     4,390     4,366     5,408     4,544
Real estate-mortgage           24,643    22,370    23,323    19,543    18,627
Mortgage Loan Held for
Resale                              -         -       256         -     1,234
Personal Loans                  5,106     5,731     6,022     5,482     4,712
Credit cards-Visa,
MasterCard                     20,302    25,265    28,199    27,999    20,066
Credit cards-Proprietary        2,931    11,344    12,380     9,383    16,212
Overdrafts                        359       207       435       159       211
  Loans                        57,621    69,307    74,981    67,974    65,606
Less:
 Unearned income                    2         9        38       172       539
 Deferred loan fees(costs),
net                                 -         -         -         -         -
 Allowance for possible
loan losses                     1,800     1,500     1,500       935       934
 Loans, net                    55,819    67,798    73,443    66,867    64,133

     The following tables reflect the maturity distribution and interest rate sensitivity of the Company's loan portfolio at December 31, 1997:

Loan Maturity by Type

                                        December 31, 1997
                                           Maturing
                                Within    One To     Over
                               One Year  5 Years   5 Years   Total
                                        (Dollars in Thousands)
Commercial, financial and
   agricultural                   2,900      663        93    3,656
Real estate
 construction, land
 and land development            18,078    5,012     1,144   24,233
All other loans                  25,826    2,932       974   29,731
    Total                        46,804    8,607     2,210   57,621

  Rate Sensitivity of Loans
Loans:
   With predetermined            22,235   27,777     2,210   52,222
        interest rate
        With floating             5,316                       5,316
        interest rate
 Non-Accrual Loans                   83                          83
    Total                        27,634   27,777     2,210   57,621

Nonperforming Assets
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets decreased $483,000 at December 31, 1997, to $1,556,000 from $2,039,000 December 31, 1996. This 23.69% decrease in nonperforming assets in 1997 was the result of the sale of ORE parcels. At December 31, 1997 there were no restructured loans.
     Nonperforming assets decreased $190,000 at December 31, 1996, to $2,039,000 from $2,229,000 at December 31, 1995. This 8.52% decrease in nonperforming assets in 1996 was the result of the sale of ORE. At December 31, 1996 there were no restructured loans.
     Nonperforming assets decreased $782,000 to $2,229,000 at December 31, 1995, from $3,011,000 at December 31, 1994. This 25.97% decrease in nonperforming assets in 1995 was a result of the sale of ORE. During 1995, the decrease in nonaccrual loans was negligible while ORE declined $777,000. At December 31, 1995, there were no restructured loans.
     Since 1993, the ratio of past due loans to total loans has decreased from 4.12% to 2.18%. During that time, the Company significantly reduced its ratio of nonperforming assets to loans and ORE from a high of 6.23% of total loans at December 31, 1993, to a low of 2.63% at December 31, 1997.
     When a loan is classified as nonaccrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 1997, the gross amount of interest income that would have been recorded on nonaccrual loans at December 31, 1997, if all such loans had been accruing interest at the original contract rate, was $18,866.

Nonperforming Assets

                                                 December 31,
                               1997       1996      1995      1994      1993
                                      (Dollars in Thousands)
Nonaccrual Loans                   83       316       235       240       665
Restructured Loans                  -         -         -         -         -
Other Real Estate Owned         1,473     1,723     1,994     2,771     3,616
  Total Nonperforming
Assets                          1,556     2,039     2,229     3,011     4,281
Loans past due 90 days or
  more                          1,257     2,295     1,062     2,020     2,679
Ratio of past due loans to      2.18%     3.31%     1.42%     2.98%     4.12%
  loans
Ratio of nonperforming
   assets to loans and other
   real estate owned            2.63%     2.87%     2.90%     4.27%     6.23%

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

     These properties, which are held for sale, are recorded on the Bank's records, at cost, adjusted to the lower of current appraised value. Any difference is charged to the allowance for loan losses in the year of foreclosure. Any subsequent writedowns and income and expenses associated with ORE are included in the income and expense of the Bank.
     ORE totaled $1,473,000 at December 31, 1997, $1,723,000 at December
31, 1996,  and  $1,994,000 at December 31, 1995.   New parcels of $116,000
were added in 1997 due to foreclosing on loans which had defaulted and were in the non-accrual status.
     During the fiscal year 1997 the Bank sold 7 parcels of ORE totaling $528,000 as compared to 4 parcels sold in 1996 totaling $295,000 and 13 parcels totaling $599,000 in 1995. Historically the Bank has always sold ORE parcels for a net gain, $40,000 in 1997, ($4,000) in 1996, and $134,000 in 1995. The costs associated with the sales of ORE are minimal as compared to the gains, $5,000 in 1997, $2,000 in 1996, and $3,000 in 1995.
     The Bank annually obtains a current appraisal from a qualified appraiser as to the fair market value of all ORE properties and adjusts the book value accordingly. Management voluntarily recognizes any writedown due to reductions in the fair market value upon receipt of the appraisal.
     Below is a schedule of all ORE parcels held as of December 31, 1997 which are in excess of $50,000.00.

                              Date       Book   Appraisal Appraisal
          Address           Acquired    Value      Date     Amount
                            (Dollars in Thousands)
123-125 Carondelet          01/17/91      $ 423 02/15/97       $ 440
1907 Esplanade              12/22/97        116 12/22/97         126
617 N. Broad                09/24/91        591 10/20/97         593
27 Audubon Blvd             09/24/91        260 10/24/97         321
1716-18 Baronne             10/05/90         75 10/09/97          75
                                         $1,465

     In addition, any expenditure such as maintenance and repairs, etc. is recognized during the year in which it occurred. The net cost of operation of ORE totaled $264,000 in 1997, $235,000 in 1996, and $442,000 in 1995.
The following table reflects a breakdown of the income and expense amounts related to ORE operations:

                                           1997      1996      1995
                            (Dollars in Thousands)
ORE Income
Rental Income                                11        24        45
Gain on Sales                                61         7       134
Total Income                                 73        31       179

ORE Expenses
Maintenance, Repairs,
   Upkeep & Security                         80        38        60
Real Estate Fees,
   Advertising & Appraisals                   9         8        23
Insurance                                    60        41        59
Sheriff Sale                                  5        11         1
Legal Fees                                  135       125        22
Taxes                                        24        23        34
Writedowns                                    3        10       422
Loss on Sale                                 22        10         0
Total Expenses                              337       266       621

Net Gain or Loss                          (264)     (235)     (442)

Impaired Loans
     A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collectibility concerns.
     Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
     For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
     If the measure of the impaired loan is less that the recorded investment in the loan, including accrued interest net deferred loan fees or costs, and unamortized premium or discount, the Bank recognizes the impairment.
     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the Bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of December 31, 1997 and 1996, the recorded investment in loans that are considered impaired were $543,900 and $562,265, respectively. Interest income on impaired loans, recognized on the accrual method, of $46,536 and $49,029 was recognized in 1997 and 1996, respectively.

Watch List
     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk and includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 16.63% to $3,754,000 at December 31, 1997 from $4,503,000 at December 31, 1996.

Deposits
     Total deposits decreased $1,200,000 or 1.26% to $93,941,000 at December 31, 1997 from $95,141,000 at December 31, 1996. During this period, total liabilities decreased $1,481,000 or 1.43% to $97,429,000.
The decrease in deposits occurred principally in money market deposits which decreased $1,649,000 or 23.32% while demand and savings deposits increased $721,000 or .98%. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 2.01% in 1997. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 16.85% in 1997.
     Total deposits decreased $2,245,000 or 2.31% to $95,141,000 at December 31, 1996, from $97,386,000 at December 31, 1995. During this period, total liabilities decreased $2,381,000 or 2.35% to $98,840,000.
The decrease in deposits occurred principally in time deposits which decreased $4,063,000 or 22.05%. Demand, money market, and savings deposits increased $1,818,000 or 2.30 during the same period. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 1.20% to $58,823,000 in 1996. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 4.72% in 1996.
     Total deposits increased $5,622,000 or 6.13% to $97,386,000 at December 31, 1995, from $91,764,000 at December 31, 1994. During 1995 all categories of deposits except savings reflected volume increases. Average interest-bearing core deposits decreased 4.73% to $59,539,000 in 1995. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, increased 10.50% in 1995.
     Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 26.98% of average core deposits in 1997 compared to 36.21% of average core deposits in 1996.
     The average amount of, and average rate paid on deposits by category for the period shown are presented below:

Selected Statistical Information for Deposits
                                        December 31,
                            1997            1996         1995
                           Average        Average       Average
                           Amount  Rate   Amount  Rate  Amount Rate
                                   (Dollars in Thousands)
Noninterest-bearing
  Deposits                  33,388 N/A    33,385 N/A    32,350  N/A
Interest-bearing Demand
  Deposits                  18,185 2.18%  19,578 2.26%  19,203  2.75%
Savings Deposits            26,980 3.07 % 25,317 3.03%  25,160  2.94%
Time Deposits               13,174 5.04%  15,204 4.99%  16,692  5.58%
   Total Average Deposits   91,728        93,484        93,405

The maturities of Certificates of Deposits Greater than $100,000 at December 31, 1997 are listed below:

                                        December 31, 1997
                                        (Dollars in Thousands)
Three months or less                                   728
Over three through twelve months                       609
Over twelve months                                       0
    Total                                          $ 1,337

Other Liabilities
     The following table summarizes Other Liabilities for the periods ending December 31, 1997, 1996, and 1995.

                                              December 31,
                                          1997      1996      1995
                                       (Dollars in Thousands)
Accrued Expenses Payable                    145       173       150
Accounts Payable                              -         -        69
Deferred Membership Fees                     83        69        74
Blanket Bond Fund                            50        50        50
Other Liabilities                           135         6       101
   Total Other Liabilities                  413       298       444

Borrowings
     The Company's long-term debt is comprised primarily of debentures which are secured by 39.72 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $600,000 with a correspondent bank and also has a commitment from an upstream correspondent which will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities.

Shareholders' Equity
     Shareholders' equity decreased $1,971,000 or 27.19% to $5,280,000 at December 31, 1997 from $7,251,000 at December 31, 1996. This decrease in shareholders' equity since December 31, 1996, was attributable to $1,975,000 in losses.
     Shareholders' equity decreased $117,000 or 1.59% to $7,251,000 at December 31, 1996, from $7,368,000 at December 31, 1995, because of fluctuations in shareholders' equity. Realized shareholder's equity (shareholders' equity excluding net unrealized holdings gains or losses on investment securities classified as available-for-sale) at December 31, 1996 was $7,256,000. The $117,000 decrease in shareholders' equity since December 31, 1995, was attributable to $94,000 in losses and a $23,000 decline in net unrealized value of investment securities, net of tax, classified as available-for-sale.
     Shareholder's equity increased $111,000 or 1.53% to $7,368,000 at December 31, 1995, from $7,257,000 at December 31, 1994. Realized shareholders' equity increased $144,000 or 2.00% to $7,349,000 at December 31, 1995, from $7,205,000 at December 31, 1994. During 1995, the growth in shareholders' equity was primarily attributable to a $144,000 increase in retained earnings over 1994 being offset by a $33,000 decline in the net unrealized value of investment securities, net of tax.
     The leverage ratio (Tier 1 capital to total assets) at December 31, 1997, was 6.84% compared to 8.60% at December 31, 1996, which are compared to the minimum capital requirement of 4.00%.
     The leverage ratio (Tier 1 capital to total assets) at December 31, 1996, was 8.60% compared to 7.02% at December 31, 1995, which are compared to the minimum capital requirement of 4.00%.
     At December 31, 1997, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 10.61, and the risk based capital ratio was 11.88%.
     At December 31, 1996, based on the Federal Reserve Board's guidelines, the Company's Tier 1 capital ratio was 12.32%, and the total risk-based capital ratio was 13.58%.
     The ratio of average shareholders' equity to average assets was 5.66% in 1997, 7.06% in 1996, and 7.32% in 1995.

Supervision and Regulation Enforcement Action
     The Bank is currently subject to an enforcement action from its primary regulator, the FDIC, in the form of a Memorandum of Understanding. The revised order was entered into by the Bank and the FDIC on March 12, 1996, as a result of their examination of July 31, 1995 and replaces the Memorandum of Understanding dated November 8, 1994.
     The Memorandum of Understanding is an arrangement between the Bank and FDIC in which the Bank agrees to perform, among other things, the following within specified time periods:
     a)The Bank shall maintain a Tier 1 leverage capital ratio equal to or greater than seven percent, including restricting dividends to a maximum of 50% of the Bank's net income,
     b)Eliminate from its books certain criticized assets and reduce other criticized assets to specified levels,
     c)Initiate and implement a marketing program to dispose of its other real estate in a timely manner,
     d)Formulate and implement a written Profit Plan.
     e)Perform a quarterly review of the adequacy of the Bank's loan valuation reserve. Increase the Bank's allowance for loan and lease losses to $1,500,000 in 1995 and $1,800,000 in 1997. (Resulting in a charge to income in 1995 of an additional provision of $566,166 and $300,000 in 1995 and 1997, respectively.)
     f)Revision of the Bank's loan policy for charging off delinquent credit card loans.

     Bank Management has taken action toward complying with the provisions of the Memorandum of Understanding. Below is the December 31,1997 report.


A. During the life of the Memorandum, the Bank shall maintain a Tier 1 capital ratio, as defined in Part 325 of the FDIC Rules and Regulations, equal to or greater than seven (7.0) percent.

The bank is presently below 7.00%; the following reflects a monthly breakdown:

               TOTAL                    CAPITAL/ASSET
MONTH      AVERAGE        TOTAL CAPITAL     RATIO
           ASSETS
12-94        103,075,866      8,669,658         8.41%
01-95        101,404,565      8,810,885         8.69%
02-95        101,265,687      8,861,727         8.75%
03-95        101,128,196      8,972,989         8.87%
04-95        101,211,383      9,062,880         8.95%
05-95        101,186,108      9,180,194         9.07%
06-95        101,633,930      9,226,277         9.08%
07-95        102,585,018      9,312,802         9.08%
08-95        103,364,563      9,405,513         9.10%
09-95        103,829,789      9,482,853         9.13%
10-95        104,200,596      9,326,922         8.95%
11-95        104,553,817      9,213,842         8.81%
12-95        104,843,144      8,951,771         8.54%
01-96        105,679,014      9,025,961         8.54%
02-96        104,406,542      9,093,939         8.71%
03-96        104,484,982      9,187,425         8.79%
04-96        104,836,828      9,218,297         8.79%
05-96        105,026,617      9,257,071         8.81%
06-96        105,102,912      9,246,776         8.80%
07-96        103,344,801      9,017,156         8.73%
08-96        104,703,155      8,934,152         8.53%
09-96        104,555,669      9,117,351         8.72%
10-96        104,200,468      9,074,717         8.71%
11-96        104,595,993      9,007,118         8.61%
12-96        104,592,512      9,027,004         8.63%
01-97        102,469,480      8,953,740         8.74%
02-97        102,537,922      8,923,792         8.70%
03-97        103,028,109      8,555,257         8.30%
04-97        103,952,610      8,223,612         7.91%
05-97        102,908,718      7,987,659         7.76%
06-97        102,629,602      7,722,584         7.52%
07-97        102,270,024      7,246,391         7.09%
08-97        101,942,795      6,794,545         6.67%
09-97        101,665,116      6,451,158         6.35%
10-97        101,433,178      6,606,133         6.51%
11-97        101,209,549      6,420,921         6.34%
12-97        101,047,884      7,168,026         7.09% *

 * Due to Deferred Tax Assets disallowed for regulatory capital purposes in the amount of $415,000, the actual Tier 1 Capital Ratio is 6.84%.

B. During the life of this Memorandum, the Bank shall not declare nor pay any dividends on its common stock that, when combined with all other cash dividends paid during the current year, will exceed fifty percent of the current year's net income or cause the capital maintenanc level as described in provision A to fall below the required 7.0 percent, without prior written approval of the Regional Director and the Commissioner.

The bank is in compliance and the following reflects a monthly breakdown:

MONTH      DIVIDENDS   NET EARNINGS    PERCENT PAID
           DECLARED
12-94       424,484.62        848,969         50.00%
01-95             0.00        141,227          0.00%
02-95             0.00        192,069          0.00%
03-95             0.00        303,330          0.00%
04-95             0.00        393,221          0.00%
05-95             0.00        510,536          0.00%
06-95             0.00        556,619          0.00%
07-95             0.00        643,144          0.00%
08-95             0.00        735,855          0.00%
09-95             0.00        813,195          0.00%
10-95             0.00        624,662          0.00%
11-95             0.00        544,184          0.00%
12-95             0.00        282,113          0.00%
01-96             0.00         74,190          0.00%
02-96             0.00        142,168          0.00%
03-96             0.00        235,654          0.00%
04-96             0.00        266,525          0.00%
05-96             0.00        305,299          0.00%
06-96             0.00        295,005          0.00%
07-96             0.00         65,385          0.00%
08-96             0.00       (17,619)          0.00%
09-96             0.00        165,580          0.00%
10-96             0.00        122,946          0.00%
11-96             0.00         55,347          0.00%
12-96             0.00         75,233          0.00%
01-97             0.00       (44,791)          0.00%
02-97             0.00       (74,739)          0.00%
03-97             0.00      (443,274)          0.00%
04-97             0.00      (774,919)          0.00%
05-97             0.00    (1,010,871)          0.00%
06-97             0.00    (1,275,947)          0.00%
07-97             0.00    (1,752,140)          0.00%
08-97             0.00    (2,206,793)          0.00%
09-97             0.00    (2,547,372)          0.00%
10-97             0.00    (2,392,393)          0.00%
11-97             0.00    (2,577,610)          0.00%
12-97             0.00    (1,829,936)          0.00%

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

All Charge offs as recommended in the Jun 1997 Exam were completed before the September Call Report. In July 1997, the reserves were increased $300m, in Aug. 1997 $422m was charged off due to a proprietary merchant payments and in Sept 1997, the doubling effect of 180 day chrg offs were realized.

D. (1) Within 60 days of the effective date of this Memorandum, the Bank shall initiate and implement a marketing program to dispose of its other real estate in a timely manner. At a minimum, the program shall provide for:

(i) Establishing specific goals for reduction of other real estate;

Plan has been in place for several years and is reflected on each year's annual budget. The plan in 1995 reflected sales of $550,000. The bank exceeded this goal, proceeds from sales totaled $599,130. Please see exhibit

D. 1 (i). The bank's goal has been decreased in 1996 due to sales anticipated on parcels which have book values less than $50m. In addition, the bank has reduced all action taken in writing.

(ii) Actively listing and advertising all parcels of real estate at market value;

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

This plan is already in effect and has always been accomplished through various reports submitted to the Audit & Finance Committee on a monthly basis.
(i). Any variance in excess of $20m is scrutinized, and if necessary a plan of action is taken.

(ii) Realistic and comprehensive budgets, prepared on at least an annual basis.

As noted in the Bank's Executive Policy Manual,realistic and comprehensive budgets are prepared annually before December 31 of each year. In addition, actual results are compared monthly through the utilization of several reports as described in our Executive Policy Manual. Special meetings will also be documented & forwarded with the quarterly progress report.

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

NOTE: As per the visitation dtd 3-3-97, the YTD earnings have not met the projections as outlined in the 1997 Budget. REVISED BUDGET SUBMITTED FOR APPROVAL AT THE AUDIT & FINANCE MTG 6-3-97; Revised & approved again 9-9-97, 1998 budget in Dec 1997.

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

H. (a) On the tenth day of each calendar quarter, unless and until each and every correction required by this Memorandum is accomplished, the Bank shall furnish written progress reports to the Regional Director detailing the form and manner of any actions taken to secure compliance with this Memorandum and the results thereof. Such reports may be discontinued when the corrections required by this Memorandum have been accomplished and the Regional
Director has, in writing, released the Bank from making future reports.

The Bank will forward progress reports on a timely basis.

(b) The board minutes, for the month in which the reports are submitted pursuant to the paragraph above, should reflect the review and approval of said reports by the Bank's board of directors.

The reports shall be presented on a monthly basis at the Audit & Finance

Committee, with quarterly reports reviewed by the Board.

     The Bank has been ordered by the FDIC to reimburse bank customers certain cash advance fees and finance charges. The Bank's exposure for this reimbursement is not expected to exceed $70,000. The Bank has already expended and accrued for this amount.

     Bank management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of Operations.
     The Bank is required to maintain minimum amounts of capital to total "riskweighted" assets, as defined by banking regulators. At December 31, 1997, the Bank is required to have a minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at that date were 10.61% and 11.88, respectively. Primary capital to assets ratios for the Bank were 6.84% for 1997, 8.60% for 1996, and 8.54% for 1995.
     The Bank is presently below 7%.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     All audit services for the Company and the subsidiary are performed by LaPorte, Sehrt, Romig and Hand, Certified Public Accountants. The same firm will be retained to perform audit services in 1998.

Item 10
Directors and Executive Officers of the Company


                                 Company        Company         Principal
                                 Common         Preferred       Occupation
                                 Stock          Stock           For Last Five
                                 Beneficially   Beneficially    Years If Not
                                 Owned          Owned           With The
Name (Age)        Position Held  Number Percent  Number  Percent Company
G. Harrison Scott Director;         618 0.31%    87,488  3.80%       N/A
(74)              Chairman of
                  the Board of the
                  Company and the
                  Bank

James A. Comiskey Director;      35,146 19.62%    81,555  3.54%       N/A
(71)              President of
                  the Company
                  and the Bank

Douglas A.        Director of       215  0.12%     9,324  0.40%  President,
Schonacher        the Company
(67)              and the Bank                                  V.I.P. Dist.

Gordon A. Burgess Director of     1,015  0.57%    36,164  1.57%  President,
                  the Company                                    Tangipahoa
(64)              and the                                        Parish
                  Bank                                           Council

Lionel J. Favret, Director of       571  0.32%    31,656  1.37%  Retired
Sr.               the Company
(86)              and the Bank

Louis G. Grush,   Director of     1,987  1.11%         -      - Dentist,
DDS               the Company
(70)              and the Bank                                  Associate
                                                                Professor-LSU
                                                                School of
                                                                Dentistry

Gerry E. Hinton   Director of     5,330  2.97%     2,387  0.10%  Chiropractor
                 the Company
(67)             and the Bank

Leland L. Landry  Director of     3,800  2.12%     2,387  0.10%  President,
                 the Company
(71)             and the Bank                                    Landry Realty

Samuel A. Logan,  Director of       626  0.35%    20,039  0.88%  Physician
MD                the Company
(75)              and the Bank

Edward J. Soniat  Director of     8,214  4.59%   232,144 10.08%  President,
                  the Company
(85)              and the Bank                                   Blaise
                  and Secretary                                  Parking
                  of the Company                                 Enterprise
                                                                 Corp.

Peggy L. Schaefer Treasurer of        -      -        -      -      N/A
(46)               the Company
                   and Senior
                   Vice President,
                   Cashier, and
                   Chief Financial
                   Officer of
                   the Bank

 Directors and executive officers of the Company each serve for a term of one year.
     Messrs. Scott, Comiskey, Favret, and Soniat have served as directors since 1981. Messrs. Burgess, Grush, Hinton, Landry, Logan, and Schonacher have served as directors since 1988. Mr. Scott has served as Chairman of the Board of the Company since 1981. Mr. Soniat has served in his capacity as Secretary of the Company since 1988. Ms. Schaefer has served in her capacity as Treasurer of the Company since 1988.
     As of December 31, 1997, all directors, as a group, own directly or indirectly 57,522 shares of Common Stock and 503,144 shares of Preferred Stock, representing 32.11% and 21.84% respectively of outstanding shares.
     No family relationships exist among the current directors or executive officers of the Company or the Bank, and, except for service as directors of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.
     The Company does not have standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.

Item 11
Executive Compensation
     The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director other than Messrs. Scott and Comiskey an honorarium for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee in the amount of $400, $300, and $300, respectively. The Board of Directors approved a 50% reduction of the above honorarium at the June 10, 1997 meeting. The new amounts are $200, $150, and $150, respectively.
     From October 1, 1990, through June 30, 1992, these honorariums were loaned by the director-recipients to the Company. The total amount of these loans to the Company as of December 31, 1997, was $692,910, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.

     The following table sets forth compensation for the Company's executive officers for the years 1997, 1996, and 1995:

Annual Compensation

                                      Other
                                      Annual        All Other
Name and Principal  Year     Salary   Compensation   Compensati
Position                      ($)        ($)          ($)
G. Harrison Scott,   1997      89,800    29,042     19,494
Chairman of the      1996      89,800    41,000     19,494
  Board              1995      89,800    41,000     19,000

James A. Comiskey,   1997      89,800    29,042     19,000
President            1996      89,800    41,000     19,000
                     1995      89,800    41,000     19,000

     The Board of Directors also approved a 50% reduction of Other Annual Compensation, as reflected above, at the June 10, 1997 meeting. In addition to the cash compensation shown in the foregoing table, the Company provides an automobile and certain club memberships for Messrs. Scott and Comiskey. The Company also provides life insurance policies for Messrs. Scott and Comiskey. Upon the death of the insured, the Company is entitled to receive all of the premiums it paid on behalf of Messrs. Scott and Comiskey, but in no event more that $150,000 per man. The Company provided Messrs. Scott and Comiskey with life insurance policies in which Messrs. Scott and Comiskey name the beneficiary and own their respective policies. The Company paid $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy in 1997.

Committees of the Board of Directors of the Company and the Bank
     During fiscal year 1997, the Board of Directors of the Company held a total of 5 meetings, and the Board of Directors of the Bank held a total of 15 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served. Neither the Board of Directors of the Company nor the Bank has a standing compensation committee or committee performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing function.
     The Board of Directors of the Bank does have an Audit and Finance Committee consisting of Messrs. Favret (chairman), Landry, and Soniat, and two rotating members selected from Messrs. Burgess, Grush, Hinton, and Schonacher. The Audit and Finance Committee receives information from management, reviews financial reports and delinquency reports, and coordinates and reviews the work performed by the Bank's internal auditor and the Bank's certified public accountants. The Audit and Finance Committee met 12 times in 1997.
     The Bank also has an Executive Committee consisting of six permanent members and two rotating members. The permanent members of the Executive Committee in 1997 were Messrs., Scott (chairman), Comiskey, Favret, Soniat, Hinton, and Burgess, and the rotating members were selected from Messrs. Grush, Landry, and Schonacher. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 25 times in 1997.

Item 12
Security Ownership Of Certain Beneficial Owners and Management
     No director of the Company holds a directorship in any company with a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of the Exchange Act or in any company registered as an investment company under the Investment Company Act. No family relationships exist among the current directors or executive officers of the Company.
     As of December 31, 1997, the following persons were known to be the beneficial owners of more than 5% of the Bank's stock.

Name & Address Of       Title Of   Amount & Nature  Percent
                                         Of
Beneficial Owners        Class       Beneficial    Of Class
                                      Ownership
James A. Comiskey     Common               35,146      19.62%
1100 City Park Ave.   Preferred            81,555       3.54%
New Orleans, LA 70119              Owned directly

Edward J. Soniat      Common                8,214       4.59%
49 Oriole Street      Preferred           232,144      10.08%
New Orleans, LA 70124              Owned directly

Shannon,Sharry,Slade & Rick, LLC
55481 Highway 433     Common               55,992      31.26%
Slidell, LA 70461-9702             Owned directly

Item 13
Certain Relationships and Related Transactions
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with officers, directors and principal shareholders and their associates, on substantially the same term and conditions, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and that do not involve more than the normal risk of collectability or presents other unfavorable features.
     The aggregate amount borrowed by all officers, directors, and their associates totaled $1,083,723 at December 31, 1997 and the highest aggregate amount borrowed during the year totaled $1,389,917. These aggregate amounts represented 15.11% and 19.39% respectively of the total capital of the Bank. The following data is as of December 31, 1997.

     The Bank has one outstanding loan to Mr. Gordon A. Burgess, director, in the amount of $12,101 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $19,660. The loan is scheduled to mature January 10, 1998, and is secured by signature only.
     The Bank has one outstanding loan to Mr. Burgess' corporation, Mal, Inc., in the amount of $372,494 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $383,960. The loan is scheduled to mature January 25, 1998, and is secured by real estate.
     The Bank has one outstanding loan to Mr. Leland L. Landry, director, in the amount of $120,932, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $124,996. The loan is scheduled to mature January 22, 1998, and is secured by real estate.
     The Bank has two outstanding loans to Mr. Douglas A. Schonacher, director, in the amount of $125,744, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $132,141. The loans are scheduled to mature February 5, 1998, and each is secured by real estate.
     The Bank has one outstanding loan to Mr. Schonacher's corporation, VIP, Inc. in the amount of $140,565, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $297,864. The loan is scheduled to mature February 9, 1998, and is secured by real estate.
     The Bank has two outstanding loans to Mr. Soniat's corporation, The Fisk Corp. in the amount of $163,776, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $178,888. The loans are scheduled to mature March 12, 1998 and November 14, 1998, and each is secured by real estate.
     On September 30, 1991, the Bank purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500.
The building serves as the Bank's main office. The purchase was financed by a loan from Mr. Soniat to the Company. There is currently a balance of $79,954 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured September 30, 1996. Mr. Soniat has agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis which, unless changed, would fully amortize this loan on September 30, 2006.
     The Bank leases space for its operations center under four separate leases from Severn South Partnership, a limited partnership for which Messrs. Scott and Comiskey are the only two general partners. There are 13 limited partners, of which three also serve as directors of the Bank, namely Messrs. Scott, Comiskey, and Soniat. The Bank pays $27,921, plus a percentage of operating costs, per month for the leased premises. Management believes that the terms of the leases are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated June 1, 1995, with respect to this office space expires on May 31, 1999.
     The Bank leases the facilities for its Severn Branch from Severn South Partnership. The Bank pays $12,456, plus a percentage of operating expenses, per month. Management of the Company believes that the terms of the lease are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated June 1, 1995, with respect to this office space expires on May 31, 1999.
     The Bank leases its Tammany Mall branch office on a month-to-month basis from the Tammany Mall Partnership. This partnership is a limited partnership consisting of Messrs. Scott and Comiskey as the only general partners and of the 12 limited partners, five are currently directors of the Bank, namely, Messrs. Scott, Comiskey, Hinton, Landry and Grush. The Bank pays $6,200 per month for the leased premises. Management of the Company believes that such lease payments are comparable to what would have been paid to an unrelated party for similarly situated space at the time the lease was executed.

Item 14
Exhibits, Financial Statement Schedules, and Reports on Form 8-K

<AUDIT>
                           BOL BANCSHARES, INC.
                               & SUBSIDIARY

                             December 31, 1997



                      Audits of Financial Statements

                             December 31, 1997
                                    and
                             December 31, 1996

To the Board of Directors
BOL Bancshares, Inc.
 & Subsidiary
                       Independent Auditor's Report

      We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 1997 and December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana as of December 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                      /s/  LaPorte, Sehrt, Romig  & Hand

                                      A Professional Accounting Corporation

Metairie, LA
January 22, 1998, except for Note K,
  for which the date is March 11, 1998


                   A Professional Accounting Corporation
     800 Two Lakeway Center 3850 N. Causeway Blvd. Metairie, LA 70002
                      (504)835-5522 FAX (504)835-5535
              P.O. Box 27 Riverside Drive Covington, LA 70434
                      (504)892-5850 FAX (504)892-5956
         E-Mail Address:  laporte@laporte.com   Internet Address:
                          http://www.laporte.com/
 Member of AICPA Division for CPA Firms-Private Companies Practice Section
                                    and
                           SEC Practice Section
     International Affiliation with Accounting Firms Associated, Inc.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                        December 31,
                                                      1997          1996
Cash and Due from Banks
  Non-Interest Bearing Balances and Cash            $7,734,005    $7,902,872
Federal Funds Sold                                  21,150,000    14,400,000
Investment Securities
  Securities Held-to-Maturity (Fair Value of
   $9,510,313
   in 1997 and $8,016,619 in 1996)                   9,478,718     7,977,101
  Securities Available-for-Sale, at Fair Value       1,088,663     1,083,011
Loans - Less Allowance for Loan Losses of
  $1,800,000 in 1997 and $1,500,000 in 1996,
  and Unearned Discounts
  of $1,847 in 1997 and $9,318 in 1996              55,819,114    67,798,187
Property, Equipment and Leasehold Improvements (Net
  of Depreciation and Amortization)                  2,697,583     2,683,149
Other Real Estate                                    1,473,160     1,723,095
Other Assets                                         1,658,277     1,803,544
Deferred Taxes                                         618,684       326,689
Income Taxes Receivable                                876,831       247,030
Letters of Credit                                      113,532       146,332


                                                  $102,708,567  $106,091,010

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        December 31,
                                                      1997          1996
LIABILITIES
Deposits
  Non-Interest Bearing                             $35,124,103   $35,767,855
  Interest Bearing                                  58,816,434    59,372,781
Notes Payable                                        2,283,508     2,384,488
Other Liabilities                                      412,886       298,492
Accrued Litigation Settlement                          150,000       390,000
Letters of Credit Outstanding                          113,532       146,332
Accrued Interest                                       528,269       479,779

       Total Liabilities                            97,428,732    98,839,727

Preferred Stock - Par Value $1
  2,302,811 Shares Issued and Outstanding in
  1997 and 1996                                      2,302,811     2,302,811
Common Stock - Par Value $1
  179,145 Shares Issued and Outstanding in 1997
  and 1996                                             179,145       179,145
Unrealized (Loss) on Securities Available-for-Sale,
  Net of Applicable Deferred Income Taxes                (569)       (4,407)
Capital in Excess of Par - Retired Stock                14,888        14,888
Retained Earnings                                    2,783,560     4,758,846

      Total Stockholders' Equity                     5,279,835     7,251,283

                                                  $102,708,567  $106,091,010

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                              For the Years Ended December 31,
                               1997         1996         1995
INTEREST INCOME             $10,297,883  $12,326,563 $11,489,756

INTEREST EXPENSE              2,108,592    2,193,255   2,428,526

  Net Interest Income         8,189,291   10,133,308   9,061,230

PROVISION FOR LOAN LOSSES     3,630,273    2,039,779   1,748,761

   Net Interest Income
    After Provision
    for Loan Losses           4,559,018    8,093,529   7,312,469

OTHER INCOME
  Service Charges on
Deposit Accounts              1,398,552    1,481,144   1,521,705
  Other Non-Interest
Income                        1,133,436      958,796   1,181,643
  Reversal of Litigation
Settlement                      390,000            -           -
  Gain on Sale of
Securities                       15,860            -           -

    Total Other Income        2,937,848    2,439,940   2,703,348

OTHER EXPENSES
  Salaries and Employee
Benefits                      3,974,048    4,189,606   3,833,797
  Occupancy Expense           1,937,416    1,848,469   1,757,796
  Loss on Litigation            150,000            -           -
  Equity in Loss of
Unconsolidated Subsidiary             -            -      34,614
  Other Non-Interest
Expense                       4,581,491    4,609,011   4,103,544

    Total Other Expenses     10,642,955   10,647,086   9,729,751

INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE
(BENEFIT)                   (3,146,089)    (113,617)     286,066


INCOME TAX EXPENSE
(BENEFIT)                   (1,170,803)     (20,028)     141,413


NET INCOME (LOSS)          ($1,975,286)    ($93,589)    $144,653

 EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                 ($11.03)      ($0.52)       $0.81

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Unrealized
                                         Gain
                                        (Loss)
                                          on
                                       Investment
                                     Securities   Capital in
                     Preferred Common  Available-  Excess  Retained
                                                   of Par
                                       for-Sale  Retired  Earnings    Total
                      Stock     Stock             Stock
BALANCE - December $2,309,103 $179,258 $52,421 $8,810  $4,707,782  $7,257,374
31, 1994

Stock Retired          (6,292)   (113)      -    6,078          -     (327)

Change in Unrealized Gain on
  Securities Available-for-Sale,
   Net of Applicable Deferred
     Income Taxes           -       -  (33,385)        -          -  (33,385)

Net Income for the
Year 1995                   -       -         -        -    144,653   144,653

BALANCE - December
31, 1995             2,302,811  179,145  19,036   14,888  4,852,435 7,368,315

Change in Unrealized Gain on
 Securities Available-for-Sale,
 Net of Applicable Deferred
     Income Taxes           -       -  (23,443)        -          -  (23,443)

Net(Loss) for the
Year 1996                   -       -         -        -   (93,589)  (93,589)

BALANCE - December
31, 1996            2,302,811  179,145  (4,407)   14,888  4,758,846 7,251,283

Change in Unrealized Gain on
 Securities Available for-Sale,
 Net of Applicable Deferred
     Income Taxes           -       -     3,838        -          -     3,838

Net (Loss) for the
Year 1997                   -     -       -      -    (1,975,286) (1,975,286)

BALANCE - December $2,302,811 $179,145 ($569)  $14,888 $2,783,560  $5,279,835

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                              For The Years Ended December 31,
                               1997           1996           1995
OPERATING ACTIVITIES
 Net Income (Loss)         ($1,975,286)     ($93,589)       $144,643
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
    Operating Activities:
   Provision for Loan
    Losses                    3,630,273    2,039,779      1,748,761
   Depreciation and
    Amortization Expense        422,750      365,574        238,087
  Amortization of
    Investment Security Premiums    280       15,218         27,160
  Accretion of Investment
    Security Discounts         (23,660)     (29,102)       (41,077)
  (Increase) Decrease in
    Deferred Income Taxes     (293,968)       55,425      (428,113)
  (Gain) Loss on Sale of
    Property and Equipment        3,083        2,421          (521)
  (Gain) Loss on Sale of
    Other Real Estate          (39,508)        2,690      (133,986)
  (Increase) Decrease in
    Other Assets and
    Prepaid Taxes             (484,534)    (592,676)        188,876
  Decrease in Other
    Liabilities, Accrued
    Interest and Accrued
    Loss Contingency           (77,116)    (132,050)       (72,277)
Net (Increase) Decrease in
    Mortgage Loans
    Held for Resale                   -      255,750      (255,750)
Undistributed Equity
    Method Income                     -            -         34,614
Gain on Sale of Available-
    for-Sale Securities        (15,860)            -              -

 Net Cash Provided by Operating
     Activities              1,146,454    1,889,440      1,450,417

INVESTING ACTIVITIES
 Proceeds from Sale of
  Available-for-Sale Securities 16,145        7,226              -
 Purchases of Available-
    for-Sale Securities               -    (999,687)      (977,656)
 Proceeds from Available-
    for-Sale Securities
    Released at Maturity              -    1,000,000              -
 Proceeds from Held-to-
    Maturity Investment Securities
    Released at Maturity      4,000,000    7,500,000      5,000,000
 Purchases of Held-to-
  Maturity Investment       (5,478,359)  (5,452,950)              -
  Securities
 Proceeds from Sale of
  Property and Equipment          1,987        3,545          7,389
 Purchases of Property and
  Equipment                   (442,258)    (479,953)      (944,098)
 Proceeds From Liquidation
  of Unconsolidated Subsidiary        -            -      1,402,058
 Proceeds from Sale of
  Other Real Estate             527,605      292,600        780,131
 Net (Increase) Decrease
  in Loans                    8,110,638    3,325,261    (7,945,484)

  Net Cash Provided by (Used in)
    Investing Activities      6,735,758    5,196,042    (2,677,660)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 For The Years Ended
                                       December 31,
                               1997         1996            1995
FINANCING ACTIVITIES
 Net Increase (Decrease)
  in Non-Interest Bearing
  and Interest Bearing     ($1,200,099)   ($2,245,832)     $5,622,708
  Deposits
 Proceeds from Issuance of                                           -
  Long-Term Debt              1,793,000             -
 Retirement of Stock                  -             -          (327)
 Principal Payments on
  Long-Term Debt            (1,893,980)       (3,915)       (32,424)

    Net Cash Provided by (Used in)
Financing Activities        (1,301,079)   (2,249,747)        5,589,957

NET INCREASE IN CASH
 AND CASH EQUIVALENTS         6,581,133     4,835,735        4,362,714

 CASH AND CASH EQUIVALENTS-
 BEGINNING OF YEAR           22,302,872    17,467,137       13,104,423

CASH AND CASH EQUIVALENTS   $28,884,005    $22,302,872    $17,467,137
  - END OF YEAR

SUPPLEMENTAL DISCLOSURES:

 Additions to Other Real Estate
  through Foreclosure         $240,716       $34,130        $290,724

 Cash Paid During the Year
  for Interest               $2,060,102    $2,179,307       $2,516,414

 Cash Paid During the Year
  for Income Taxes           $        -      $153,476         $524,271

  Market Value Adjustment
   for Unrealized Gain (Loss)
   on Securities Available-
   for-Sale                      $5,815     $(35,520)          $28,843

Accounting Policies Note: Cash Equivalents Include Amounts Due from Banks and
   Federal Funds Sold.
Generally, Federal Funds are Purchased and Sold for One Day Periods.

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OF THE COMPANY
      BOL BANCSHARES, INC. was organized as a Louisiana corporation on May 7, 1981 for the purpose of becoming a registered bank holding company under the Bank Holding Company Act. The Company was inactive until April 29, 1988, when it acquired Bank of Louisiana, BOS Bancshares, Inc. and its wholly-owned subsidiary, Bank of the South, and Fidelity Bank and Trust Company of Slidell, Inc., and its wholly-owned subsidiary, Fidelity Land Co. in a business reorganization of entities under common control in a manner similar to a pooling of interest. The acquired companies are engaged in the banking industry.

PRINCIPLES OF CONSOLIDATION
       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

INVESTMENT SECURITIES
      Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized gains and losses on securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

LOANS AND UNEARNED INCOME
      Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. Unearned discounts on installment loans are recognized as income over the term of the loans on the interest method. Interest on other loans is calculated and credited to operations on a simple interest basis. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Loan origination fees and certain direct origination costs, when material, are capitalized and recognized as an adjustment of the yield on the related loan.

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

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Buildings, office equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization computed principally on the straight-line and modified accelerated cost recovery methods over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

INCOME TAXES
      The Company and its consolidated subsidiary file a consolidated Federal income tax return. Federal income taxes are allocated between the companies, in accordance with a written agreement.

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

MEMBERSHIP FEES
     Membership fees are collected in the month of May and amortized over a twelve-month period using the straight-line method.

CASH AND DUE FROM BANKS
      The Bank considers all amounts Due from Banks and Federal Funds Sold to be cash equivalents.

      The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,283,077 and $1,405,269 for the years ended December 31, 1997 and 1996, respectively.

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

ACCOUNTING STANDARDS NOT YET ADOPTED
      Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. Adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.
          Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

NOTE B
OTHER REAL ESTATE
          The Subsidiary Bank has acquired various parcels of real estate in
connection  with  the  default and foreclosure  on  certain  loans.   These
properties, which are held for sale, are recorded on the Subsidiary  Bank's
records  at  the  lower of the loan balance or net realizable  value.   Any
difference is charged to the allowance for loan losses in the year of foreclosure.

      The net cost of operation of Other Real Estate totaled $264,432 in 1997, $235,365 in 1996 and $441,803 in 1995.

NOTE C
LOANS

     Major classification of loans are as follows:
                                               December 31,
                                            1997         1996
          Real Estate Mortgages           $24,643,062  $22,370,113
          Commercial                        4,280,928    4,390,270
          Personal                          5,105,613    5,731,437
          Credit Cards                     23,232,424   36,608,564
          Overdrafts                          358,934      207,121

                                           57,620,961   69,307,505
          Unearned Discounts                    1,847       9,318

                                           57,619,114   69,298,187
          Allowance for Loan Losses         1,800,000    1,500,000

                                          $55,819,114  $67,798,187

      The  following  is  a classification of loans by rate  and  maturity:
(Dollar amounts in thousands)
                                               December 31,
                                             1997        1996
     Fixed Rate Loans:
       Maturing in 3 Months or Less       $   7,294    $  6,309
       Maturing Between 3 and 12 Months      14,941      13,343
       Maturing Between 1 and 5 Years        27,777      40,400
       Maturing After 5 Years                 2,210       1,913

                                             52,222      61,965
     Variable Rate Loans:
       Maturing Quarterly or More Frequently  4,747       7,026
       Maturing Between 3 and 12 Months         569         -
       Non-Accrual Loans                         83         316

                                             57,621      69,307
     Less:  Unearned Discount                     2           9
     Less:  Allowance for Loan Losses         1,800       1,500

       Net Loans                          $  55,819    $ 67,798

      As of December 31, 1997 and 1996, the recorded investment in loans that are considered impaired under SFAS 114 and 118 were $543,900 and $562,265, respectively. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio. Interest income on impaired loans, recognized on the accrual method, of $46,536 and $49,029 was recognized in 1997 and 1996, respectively.

NOTE D
NON-PERFORMING ASSETS
     Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the balance sheet under the account caption, "Other Real Estate", and amount to $1,473,160 at December 31, 1997 and $1,723,095 at December 31, 1996. In
addition, during 1996, the subsidiary bank purchased land occupied by an "Other Real Estate" property for $550,000. This investment, which is considered temporary, is included in Other Assets.

      Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

NOTE D
NON-PERFORMING ASSETS (Continued)

      At December 31, 1997, $82,798 of loans were in the non-accrual status and $18,866 of interest was foregone in the year then ended. At December 31, 1996, $316,292 of loans were in the non-accrual status and $22,978 of interest was foregone in the year then ended.


NOTE E
INVESTMENT SECURITIES
          Carrying amounts and approximate market values of investment securities are summarized as follows:

Securities held-to-maturity consisted of the following at December 31, 1997:

                                       Gross     Gross
                            Amortized Unrealized Unrealized  Fair
                             Cost      Gains     Losses      Value
U.S. Treasury Securities  $9,478,718  $31,595    $ -     $ 9,510,313

Securities available-for-sale consisted of the following at December 31, 1997:

                                       Gross     Gross
                            Amortized Unrealized Unrealized  Fair
                             Cost      Gains     Losses      Value

 Equity Securities         $ 89,601   $-         $-         $ 89,601
 U.S. Treasury Securities   999,924    -           862       999,062

                         $1,089,525   $-         $ 862    $1,088,663


Securities held-to-maturity consisted of the following at December 31, 1996:

                                       Gross       Gross
                            Amortized  Unrealized  Unrealized  Fair
                             Cost      Gains       Losses      Value

U.S. Treasury Securities   $7,977,101  $ 39,518   $     -    $8,016,619


Securities available-for-sale consisted of the following at December 31, 1996:

                                       Gross      Gross
                            Amortized Unrealized  Unrealized  Fair
                             Cost      Gains      Losses      Value

Equity Securities          $89,886    $-          $-        $ 89,886
U.S. Treasury Securities   999,802     -           6,677     993,125

                        $1,089,688     $-        $ 6,677  $1,083,011

The maturities of investment securities at December 31, 1997 are as follows:

                Securities  Held-to-Maturity   Securities Available-for-Sale
                        Amortized      Market      Amortized   Market
                           Cost         Value         Cost      Value

Amounts maturing in:
One year or less       $5,490,371  $5,501,563     $1,089,525  $1,088,663
After one year
  through five years    3,988,347   4,008,750         -            -

                       $9,478,718  $9,510,313     $1,089,525  $1,088,663

NOTE E
INVESTMENT SECURITIES (Continued)

      During 1997 and 1996, the Bank sold securities available-for-sale for total proceeds of $16,145 and $7,226, resulting in gross realized gains of $15,860 and $-0-, respectively. There were no sales of securities during 1995.

     Securities of $973,000 at December 31, 1997 and $975,000 at December 31, 1996 were pledged to secure public funds.


NOTE F
INCOME TAXES
     The components of the provision for income tax expense (benefit) are:

                                    1997       1996       1995
     Current                  $(876,831)     $(59,302)   $586,719
     Reduction for Excess Provision
       in Prior Year:           (11,060)      (16,151)   -
      Deferred                 (282,912)       55,425    (445,306)

       Total Provision for
        Income Tax          $(1,170,803)     $(20,028)   $141,413


     A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                     1997      1996       1995

    Computed Tax at the Expected
       Statutory Rate           $(1,069,670)  $(38,630)  $97,263
    Earnings of Unconsolidated
       Subsidiary                     -          -        11,769
    Reduction for Excess Provision
       in Prior Year                (11,060)   (16,151)     -
    Tax Exempt Income               (98,835)     -          -
    Other Adjustments                 8,762     34,753    32,381
       Income Tax Expense (Benefit)
         for Operations         $(1,170,803)  $(20,028) $141,413


                                       1997      1996       1995

    Income Taxes Currently Receivable:
      Current Income Tax Expense
       (Benefit) from Operations    $(876,831)  $(75,453)  $586,719
      Other Adjustments                  -        16,151      7,445
      Prepaid Tax                        -      (187,728)  (600,495)
      Tax Payable for Unconsolidated
        Subsidiary                       -          -       (11,769)

    Income Tax Receivable          $(876,831)   $(247,030) $(18,100)

     Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

NOTE F
INCOME TAXES (Continued)

          There were net deferred tax assets of $618,684 and $326,689 as of December 31, 1997 and December 31, 1996, respectively. The major temporary differences which created deferred tax assets and liabilities are as follows:

                                                1997      1996
      Unrealized Gain on Securities
           FASB 115 Adjustment               $ 29,441   $  38,388
      Unrealized Loss on Securities (Section 481
           Adjustment)                         -          (8,995)
      Allowance for Loan Loss                 119,303      93,757
      Accumulated Depreciation               (123,455)  (104,962)
      Other Real Estate                       169,619     175,901
      Accruals not Deductible Until Paid      126,435      -
      Net Operating Loss and Tax Credit
         Carryforward                         237,573      -
      Contributions Carryforward                8,768      -
      Accrued Litigation Settlement            51,000     132,600

                                             $618,684   $ 326,689

      The  net operating loss carryforward of $578,692 expires in the  year
2012.


NOTE G
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                December 31,
                                             1997         1996
       Furniture and Equipment             $3,585,226  $3,200,922
       Bank Owned Vehicles                     78,691      78,691
       Leasehold Improvements                 363,455     312,491
       Land                                   468,425     468,425
       Buildings                            1,334,075   1,334,075

                                            5,829,872   5,394,604
       Accumulated Depreciation and
          Amortization                      3,132,289   2,711,455

                                           $2,697,583  $2,683,149

      Depreciation and amortization expense aggregated $422,750 in 1997, $365,574 in 1996 and $238,087 in 1995.


NOTE H
ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                        For The Years Ended
                                            December 31,
                                    1997       1996       1995
          Balance - January 1    $1,500,000  $1,500,000   $ 934,947
          Provision Charged to:
            Operations            3,630,273   2,039,779   1,748,761
            Proprietor                -           -          (1,213)
          Loans Charged Off      (4,132,454) (2,822,245) (1,620,250)
          Recoveries                802,181     782,466     437,755

          Balance - December 31  $1,800,000  $1,500,000  $1,500,000

NOTE I
STOCKHOLDERS' EQUITY

PREFERRED STOCK
          8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,302,811 shares issued and outstanding in 1997 and 1996. Preferred stock ranks prior to common stock as to dividends and liquidation.

COMMON STOCK
          Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 1997 and 1996.


NOTE J
EARNINGS PER COMMON SHARE
     Earnings per share are computed using the weighted average number of shares outstanding which was 179,145 in 1997 and 1996 and 179,202 in 1995. There was no provision for dividends for the years ended December 31, 1997, 1996 or 1995.

      In February, 1997, the FASB issued Statement 128, "Earnings Per Share", effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Adoption of this standard had no impact on the Company's computation of earnings per share.


NOTE K
CONTINGENT LIABILITIES AND COMMITMENTS
      The Subsidiary Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit. A summary of the Bank's commitments and contingent liabilities are as follows:

                                      1997         1996         1995
     Credit Card Arrangements      $53,467,000  $76,577,000  $72,851,202
     Commitments To Extend Credit      611,000      564,000      693,000

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

     In another such case, the Subsidiary Bank was a defendant in a lawsuit filed  by a party owning land that other real estate is built on, for  back
lease  payments.   In  1994,  an unfavorable  outcome  was  reached  and  a
provision for loss of $390,000 was charged to operations.  During the  year ended  December  31,  1997, this judgment was reversed and  accordingly,  a
$390,000 reversal from the litigation settlement is included in income.

NOTE K
CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
      The subsidiary bank is a defendant in a lawsuit filed by one of its proprietary customers for alleged breach of contract. During the year, a judgement was rendered against the bank, and accordingly, a provision for loss of $150,000 has been charged to operations in the accompanying financial statements for 1997. The bank has countersued and is presently appealing the judgement.


NOTE L
RELATED PARTY TRANSACTIONS
     In the ordinary course of business, the Subsidiary Bank makes loans to its directors, officers and principal holders of equity securities. These loans are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. An analysis of loans made to directors, officers and principal holders of equity securities, including companies in which they have a significant ownership interest, is as follows:

                                             1997         1996
          Balance - January 1             $1,010,085    $999,319
          New Loans Made and Renewals        379,832     264,228
          Repayments and Maturities         (306,194)   (253,462)

          Balance - December 31           $1,083,723  $1,010,085

      The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 1997, 1996 and 1995 totaled $492,459, $487,464 and $484,524, respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended December 31, 1997, 1996 and 1995.

          At December 31, 1997 and 1996 amounts due to Officers and Directors of the Company, including accrued interest, totaled $692,910 and $651,835,
respectively.   These  amounts  which are included  in  Notes  Payable  and
Accrued Interest Payable in the accompanying balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 1997 and 1996, $211,000 and $153,000, respectively, were to Officers and Directors of the Company (see Note Q). Another note payable to Director totaled $79,754 and $84,233 at December 31, 1997 and 1996, respectively, and is also disclosed in Note Q.


NOTE M
LEASES
          The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2003. Two of the leases are with related parties, as discussed in Note L. In addition, the Subsidiary Bank rents office space on a month-to-month basis from non-related groups. Various pieces of data processing equipment are also leased.

      The total minimum rental commitment at December 31, 1997, under the leases is $1,357,837 which is due as follows:

         December 31,
           1998                                        $671,320
           1999                                         390,721
           2000                                         190,836
           2001                                          68,960
           2002                                          18,000
           Subsequent to 2002                            18,000

                                                     $1,357,837

NOTE M
LEASES (Continued)

      For the years ended December 31, 1997, 1996 and 1995, $813,003, $800,890 and $770,045 was charged to rent expense, respectively.

      The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2003.

      Minimum future rentals to be received on non-cancelable leases as of December 31, 1997 for each of the next 5 years and in the aggregate are:

         December 31,
           1998                                        $ 96,681
           1999                                          87,052
           2000                                          87,052
           2001                                          79,096
           2002                                          39,256
           Subsequent to 2002                            25,976

                                                       $415,113

NOTE N
LETTERS OF CREDIT
      Outstanding  letters  of credit were $113,532  and  $146,332   as  of
December 31, 1997 and 1996, respectively.


NOTE O
INTEREST BEARING DEPOSITS
Major classifications of interest bearing deposits are as follows:

                                               December 31,
                                             1997         1996
          NOW Accounts                   $14,287,953  $12,649,021
          Money Market Accounts            5,422,849    7,071,712
          Savings Accounts                25,016,124   25,290,143
          Certificates of Deposit Greater
            Than $100,000                  1,337,240    1,319,370
          Other Certificates of Deposit   12,752,268   13,042,535

                                         $58,816,434  $59,372,781

The maturities of Certificates of Deposit Greater than $100,000 at December 31, 1997 are as follows: (Dollar amounts in thousands)

          Three Months or Less                          $   728
          After Three Months Through One Year               609

                                                        $ 1,337

NOTE P
FUNDS AVAILABLE  FOR DIVIDENDS
     The Subsidiary Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Subsidiary Bank's earnings.

      The Subsidiary Bank has been further restricted by regulatory authorities from paying dividends in excess of 50% of the Bank's net income. Refer to Note W.

NOTE Q
NOTES PAYABLE
The following is a summary of notes payable at December 31, 1997 and 1996:

                                                   December 31,
                                                1997         1996
     Notes payable to Directors of the Company,
     payable on demand, interest at 10%.      $410,754    $410,754

     Notes payable to Director, interest at
     13.5%, maturing September 30, 2006,
     monthly payments of $1,298.                79,754      84,234

     Debentures payable, due July 1997, interest at
     9%, callable at 103% , 102% and 101% of
     face value in 1995,1996 and 1997, respectively,
     interest payable semi-annually, each $500
     debenture secured by 23.83 shares of the
     Subsidiary Bank's stock.                   -         1,889,500

     Debentures payable, due July 2000, interest at
     9%, callable at 103%, 102% and 101% of
     face value during the first, second, and third
     years, respectively, following the closing date,
     interest payable semi-annually, each $500
     debenture secured by 39.72 shares of the
     Subsidiary Bank's stock.                 1,793,000     -

                                             $2,283,508  $2,384,488

     Following are maturities of long-term debt:

            December 31,
               1998                                    $415,876
               1999                                       5,858
               2000                                   1,799,700
               2001                                       7,663
               2002                                       8,763
               Subsequent to 2002                        45,648

                                                     $2,283,508

NOTE R
INTEREST INCOME AND INTEREST EXPENSE
      Major categories of interest income and interest expense are as follows:

                              December 31,
                                  1997         1996          1995
INTEREST INCOME
 Interest and Fees on Loans:
  Real Estate Loans            $2,213,306    $2,279,618    $2,389,840
  Installment Loans               464,362       518,544       487,059
  Credit Cards and Related
    Plans                       5,404,070     7,907,016     6,928,746
  Commercial and all
   Other Loans                    620,352       527,692       390,363
 Interest on Depository                 -             -         4,488
 Interest on Investment Securities -
  U.S. Treasury and Other
   Securities                     591,415       512,231       718,983
 Interest on Federal Funds
   Sold                         1,004,378       581,462       570,277

                              $10,297,883   $12,326,563   $11,489,756

NOTE R
INTEREST INCOME AND INTEREST EXPENSE (Continued)

INTEREST EXPENSE
 Interest on Time Deposits
  of $100,000 or More             $59,565       $55,212       $63,000
 Interest on Other Deposits     1,829,451     1,908,487     2,137,181
 Interest on Other Borrowed
   Funds                              220         6,041         3,997
 Interest on Notes Payable        219,356       223,515       224,348

                               $2,108,592    $2,193,255    $2,428,526

                                               December 31,
                                     1997           1996             1995

OTHER NON-INTEREST INCOME
 Cardholder and Other Charge
   Card Income                       $632,747       $664,919        $722,576
 Data Processing and Items
   Processing                             850         30,047          34,171
 Other Commission and Fees             91,921         99,580          87,754
 Other Real Estate Income              72,620         30,610         179,469
 Other Income                         335,298        133,640         157,673

                                   $1,133,436       $958,796      $1,181,643

OTHER NON-INTEREST EXPENSE
 Loan and Charge Card Expenses     $1,111,666     $1,213,951        $865,309
 Communications                       779,843      1,002,981         629,191
 Stationery, Forms and
   Supplies                           374,799        447,213         389,452
 Professional Fees                    823,220        631,580         509,131
 Insurance and Assessments             93,869         94,441         211,755
 Advertising                          153,145        306,031         348,263
 Miscellaneous Losses                 492,512        212,931          39,131
 Promotional Expenses                 146,253        148,748         188,905
 Other Real Estate Expenses           337,052        265,975         621,271
 Other Expenses                       269,132        285,160         301,136

                                   $4,581,491     $4,609,011      $4,103,544

NOTE T
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

          BOL BANCSHARES, INC.
        CONDENSED BALANCE SHEETS

                                                     December 31,
                                                   1997              1996
ASSETS
 Due from Banks                                    $586,622       $603,238
 Due from Subsidiary                                      -         74,677
 Other Assets                                       921,438        276,096
 Investment in Bank of Louisiana                  7,168,026      8,994,124

                                                 $8,676,086     $9,948,135

LIABILITIES AND STOCKHOLDERS' EQUITY
 Notes Payable                                   $2,283,508     $2,384,488
 Due to Subsidiary                                  750,130              -
 Accrued Interest                                   362,613
                                                                   312,364
 Shareholders' Equity                             5,279,835      7,251,283

                                                 $8,676,086     $9,948,135


   BOL BANCSHARES, INC.
STATEMENTS OF INCOME (LOSS)

                                          December 31,
                                   1997           1996          1995
INCOME
 Interest Income                  $19,753       $26,273       $32,918
 Miscellaneous Income               3,327            19             -

                                   23,080        26,292        32,918
EXPENSES
 Interest                         219,357       223,515       224,348
 Other Expenses                    23,951        15,427        16,842

                                  243,308       238,942       241,190

LOSS BEFORE EQUITY IN
 UNDISTRIBUTED EARNINGS
 (LOSS) OF SUBSIDIARY           (220,228)     (212,650)     (208,272)

 Equity in Undistributed
  Earnings (Loss) of
Subsidiary                    (1,829,936)        46,760       282,113

INCOME (LOSS) BEFORE
 INCOME TAX BENEFIT           (2,050,164)     (165,890)        73,841

INCOME TAX BENEFIT                 74,878        72,301        70,812

NET INCOME (LOSS)            ($1,975,286)     ($93,589)      $144,653

NOTE T
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

   BOL BANCSHARES, INC.
 STATEMENTS OF CASH FLOWS

                                            December 31,
                                 1997            1996         1995
OPERATING ACTIVITIES
 Net Income (Loss)            $(1,975,286)    $(93,589)     $144,653
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Used in
    Operating Activities
   Equity in Undistributed (Earnings)
    Loss of Subsidiary          1,829,936      (46,760)     (282,113)
  Net (Increase) Decrease
    in Other Assets                156,612     (215,461)      60,496
  Net Increase in Other             50,249
    Liabilities                     50,249       40,597       28,253

       Net Cash Provided by (Used in)
     Operating Activities           61,511    (315,213)      (48,711)

FINANCING ACTIVITIES
 Repayments of Advances to
    Subsidiaries                    22,853     130,047         8,076
 Repayments of Advances
    from Subsidiaries                    -          -        (94,857)
 Advances to Subsidiaries                -     (12,999)     (121,125)
 Proceeds from Issuance of       1,793,000          -              -
    Long-Term Debt
 Repayment of Long-Term
    Debt                        (1,893,980)    (3,915)       (32,424)
 Cancellation of Stock                   -          -           (327)

       Net Cash Provided by (Used in)
         Financing Activities      (78,127)     113,133     (240,657)

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                (16,616)    (202,080)    (289,368)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR                 603,238      805,318     1,094,686

CASH AND CASH EQUIVALENTS -
 END OF YEAR                 $     586,622     $603,238      $805,318

NOTE U
CONCENTRATIONS OF CREDIT
      All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE V
UNCONSOLIDATED SUBSIDIARY
      An unconsolidated subsidiary ownership was acquired February 24, 1989 in a foreclosure proceeding.

      Investments in unconsolidated subsidiaries were carried at cost, adjusted for the Bank's proportionate share of their undistributed earnings or losses. Liquidation of the subsidiary in 1995, resulted in a net loss of $34,614 being charged to operations.

NOTE W
REGULATORY MATTERS
           On March 12, 1996, the Bank consented to a revised Memorandum of Understanding issued by the Federal Deposit Insurance Corporation (FDIC). The Memorandum was issued by the FDIC as a result of their examination of the Bank as of July 31, 1995 and replaces the Memorandum of Understanding dated November 8, 1994. The Memorandum of Understanding is an arrangement between the Bank and the FDIC in which the Bank agrees to perform, among other things, the following within specified time periods:

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

       c) Initiate and implement a marketing program to dispose of its other real estate in a timely manner,

       d)  Formulate and implement a written Profit Plan,

       e) Perform a quarterly review of the adequacy of the Bank's loan valuation reserve. Increase the Bank's allowance for loan and lease losses to $1,500,000 in 1995 and $1,800,000 in 1997. (Resulting in a charge to income of an additional provision of $566,266 and $300,000 in 1995 and 1997, respectively,

       f) Revision of the Bank's loan policy for charging off delinquent credit card loans.

     While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the Memorandum of Understanding, although at December 31, 1997 their Tier I leverage capital ratio fell below the seven percent threshold to 6.84%. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied with in the specified time periods.

      As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

      At December 31, 1997, the Bank is required to have a minimum Tier I leverage capital and minimum Tier I and Total capital risked based ratio of 4.00%, 4.00% and 8.00%, respectively. The Bank's actual risk based ratios at that date were 10.61% and 11.88%, respectively. Tier I leverage capital ratios for the Subsidiary Bank were 6.84% for 1997 and 8.60% for 1996.

NOTE X
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:


CASH AND SHORT-TERM INVESTMENTS
      For cash, the carrying amount approximates fair value. For short-term investments, fair values are calculated based upon general investment market interest rates for similar maturity investments.

INVESTMENT SECURITIES
      For securities and marketable equity securities held-for-investment purposes, fair values are based on quoted market prices.

NOTE X
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

COMMITMENTS TO EXTEND CREDIT
      The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.

      The estimated fair values of the Bank's financial instruments are as follows:

                                             December 31, 1997
                                            Carrying        Fair
                                             Amount         Value
Financial Assets:

      Cash and Short-Term Investments    $  28,884,005  $ 28,884,005
      Investment Securities                 10,567,381    10,598,976
      Loans                                 57,619,114    57,600,168
      Less:  Allowance for Loan Losses       1,800,000     1,800,000

                                          $ 95,270,500  $ 95,283,149

Financial Liabilities:

      Deposits                            $ 94,527,159  $ 94,670,601

Unrecognized Financial Instruments:

      Commitments to Extend Credit        $    497,000  $    497,000
      Commercial Letters of Credit             113,532       113,532
      Credit Card Arrangements              53,467,000    53,467,000

                                          $ 54,077,532  $ 54,077,532

To the Board of Directors
BOL Bancshares, Inc.
    & Subsidiary

                       Independent Auditor's Report
                       on Supplementary Information

      Our report on our audit of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 1997 and 1996 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                      /s/  LaPorte, Sehrt, Romig  & Hand

                                      A Professional Accounting Corporation


January 22, 1998


                   A Professional Accounting Corporation
     800 Two Lakeway Center 3850 N. Causeway Blvd. Metairie, LA 70002
                      (504)835-5522 FAX (504)835-5535
              P.O. Box 27 Riverside Drive Covington, LA 70434
                      (504)892-5850 FAX (504)892-5956
         E-Mail Address:  laporte@laporte.com   Internet Address:
                          http://www.laporte.com/
 Member of AICPA Division for CPA Firms-Private Companies Practice Section
                                    and
                           SEC Practice Section
     International Affiliation with Accounting Firms Associated, Inc.

           BANK OF LOUISIANA
       SUPPLEMENTARY INFORMATION

              SCHEDULE I
            BALANCE SHEETS
            UNCONSOLIDATED

                ASSETS

                                                   December 31,
                                                1997            1996
Cash and Due from Banks
 Non Interest Bearing Balances and Cash  $    7,734,005   $   7,902,872
Federal Funds Sold                           21,150,000      14,400,000
Investment Securities
  Securities Held-to-Maturity (Fair
   Value of $9,510,313 in 1997
   and $8,016,619 in 1996)                    9,478,718       7,977,101
 Securities Available-for-Sale, at Fair
  Value                                       1,088,663       1,083,011
 Loans:  Less Allowance for Loan Losses
   of $1,800,000 in 1997 and $1,500,000
   in 1996 and Unearned Discount of $1,847
 in 1997 and $9,318 in 1996                  55,819,114      67,798,187
 Property, Equipment and Leasehold
   Improvements (Net
   of Depreciation and Amortization)          2,697,583       2,683,149
Other Real Estate                             1,473,160       1,723,095
Other Assets                                  1,613,670       1,774,478
Deferred Taxes                                  618,684         326,689
Due from Parent                                 801,953             -
Letters of Credit                               113,532         146,332

     Total Assets                          $102,589,082    $105,814,914

 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits
  Non Interest Bearing                    $ 35,128,504    $ 35,769,692
  Interest Bearing                          59,398,655      59,974,183
 Other Liabilities                             412,886         298,492
 Letters of Credit Outstanding                 113,532         146,332
 Due to Parent                                     -            12,999
 Accrued Litigation Settlement                 150,000         390,000
 Notes Payable                                  51,823          61,678
 Accrued Interest                              165,656         167,414

     Total Liabilities                      95,421,056      96,820,790

STOCKHOLDERS'  EQUITY
 Common Stock - 143,000 Shares Issued
   and Outstanding                           1,430,000       1,430,000
 Unrealized Loss on Securities
   Available-for-Sale, Net of
   Applicable Deferred Income Taxes              (569)          (4,407)
 Surplus                                    4,616,796        4,616,796
 Retained Earnings                          1,121,799        2,951,735

     Total Stockholders' Equity             7,168,026        8,994,124

       Total Liabilities and
        Stockholders' Equity             $102,589,082     $105,814,914

     BANK OF LOUISIANA
 SUPPLEMENTARY INFORMATION

        SCHEDULE II
STATEMENTS OF INCOME (LOSS)
       UNCONSOLIDATED

                                     For The Years Ended
                                            December 31,
                                 1997           1996          1995
INTEREST INCOME               $10,297,883    $12,326,563    $11,489,756
INTEREST EXPENSE                1,908,988      1,996,013      2,237,096

  Net Interest Income           8,388,895     10,330,550      9,252,660

PROVISION FOR LOAN LOSSES       3,630,273      2,039,779      1,748,761

   Net Interest Income After
     Provision
     for Loan Losses            4,758,622      8,290,771      7,503,899

OTHER INCOME
 Service Charges on Deposit
   Accounts                     1,398,552      1,481,144      1,521,705
 Other Non-Interest Income      1,130,109        958,777      1,181,643
 Reversal of Litigation
   Settlement                     390,000              -             -
 Gain on Sale of Securities        15,860              -             -

    Total Other Income          2,934,521      2,439,921      2,703,348

OTHER EXPENSES
 Salaries and Employee
   Benefits                     3,974,048      4,189,606      3,833,797
 Occupancy Expense
                                1,937,416      1,848,469     1,757,796
 Equity in Loss of
Unconsolidated Subsidiary               -              -        34,614
 Loss on Litigation               150,000              -             -
 Other Non-Interest Expense     4,557,540      4,593,584      4,086,702

    Total Other Expenses       10,619,004     10,631,659      9,712,909

INCOME (LOSS) BEFORE
 INCOME TAX EXPENSE
(BENEFIT)                     (2,925,861)         99,033        494,338

INCOME TAX EXPENSE (BENEFIT)  (1,095,925)         52,273        212,225


NET INCOME (LOSS)            ($1,829,936)        $46,760        $282,113


EARNINGS (LOSS) PER SHARE
 OF COMMON STOCK                 ($12.80)          $0.33           $1.97

   BANK OF LOUISIANA
     SUPPLEMENTARY INFORMATION

      SCHEDULE III
STATEMENTS OF CHANGES IN
  STOCKHOLDERS' EQUITY
     UNCONSOLIDATED

                                    Unrealized
                                  Gain (Loss) on
                                    Investment
                                    Securities
                          Common                        Retained
                                    Available-
                           Stock      for-    Surplus   Earnings       Total
                                      Sale
BALANCE - December 31, $1,430,000  $52,421  $4,616,796 $2,622,862 $8,722,079
1994

Net Income for the Year
1995                           -         -          -     282,113    282,113

Change in Unrealized Gain  on
  Securities Available-for-Sale,
   net of Applicable Deferred
     Income Taxes               -  (33,385)         -           -    (33,385)

BALANCE - December 31,
1995                     1,430,000  19,036   4,616,796   2,904,975  8,970,807

Net Income for the Year
1996                             -         -         -      46,760     46,760

Change in Unrealized Gain on
  Securities Available-for-Sale,
   net of Applicable Deferred
     Income Taxes                 -  (23,443)        -           -   (23,443)

BALANCE - December 31,
1996                     1,430,000   (4,407)  4,616,796   2,951,735  8,994,124

Net Loss for the Year
1997                             -         -         - (1,829,936) (1,829,936)

Change in Unrealized Gain on
  Securities Available-for-Sale,
   net of Applicable Deferred
     Income Taxes                -     3,838         -            -     3,838

BALANCE - December 31,  $1,430,000    ($569) $4,616,796 $1,121,799 $7,168,026
1997

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BOL BANCSHARES, INC.

                                        /s/ Peggy L. Schaefer

                                        Peggy L. Schaefer
                                             Treasurer

                                           03-24-98
                                             Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1998.




/s/ Gordon A. Burgess-Director            /s/ Edward J. Soniat-Director


/s/ Lionel J. Favret-Director            /s/ Douglas A. Schonacher-Director


/s/ Leland L. Landry-Director           /s/ James A. Comiskey-Director