Form 10-Q
period 1998-03-31
BOL BANCSHARES INC
filed 1998-05-06
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               March 31, 1998


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


     Common Stock, $1 Par Value - 179,145 shares as of April 30, 1998.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                                        INDEX


                                                               Page No.


PART I. Financial Information

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

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)


                                              March 31,   Dec. 31,  March 31,
(Amounts in thousands)                             1998       1997       1997
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,632      7,734      7,001
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
3/31/98, 12/31/97, & 3/31/97 respectively         9,486      9,479      9,464
were $9,514,000, $9,510,000, and $9,440,000)
 Securities Available for Sale                       90      1,089      1,082
Federal Funds Sold                               21,245     21,150     18,450
Loans, net of Unearned Discount                  59,129     57,619     64,444
Allowance for Loan Losses                        (1,800)    (1,800)    (1,500)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           2,605      2,698      2,624
Other Real Estate                                 1,473      1,473      1,776
Deferred Taxes                                      618        619        327
Letters of Credit                                   113        114        146
Other Assets                                      1,767      2,534      2,037
     TOTAL ASSETS                              $102,358   $102,709   $105,851

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CONDITION (Continued)


                                              March 31,   Dec. 31,  March 31,
(Amounts in thousands)                             1998       1997       1997
LIABILITIES
Deposits:
 Non-Interest Bearing                            34,389     35,124     35,840
 Interest Bearing                                59,277     58,816     59,689
     TOTAL DEPOSITS                              93,666     93,940     95,529
Notes Payable                                       489        491        494
Senior Secured Debentures                         1,793      1,793      1,888
Letters of Credit Outstanding                       113        114        146
Accrued Litigation Settlement                       150        150        390
Accrued Interest                                    498        528        466
Other Liabilities                                   290        413        189
     TOTAL LIABILITIES                           96,999     97,429     99,102
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  3/31/98, 12/31/97, and 3/31/97                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  3/31/98, 12/31/97, and 3/31/97                    179        179        179
  Unrealized Gain (Loss) on Securities
  Available for Sale,
 net of applicable Deferred Income Taxes              -        (1)        (5)
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,783      4,759      4,758
Current Earnings                                     79    (1,975)      (501)
     TOTAL STOCKHOLDERS' EQUITY                   5,359      5,280      6,749
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $102,358   $102,709   $105,851

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                              March 31,             March 31,
(Amounts in thousands)                             1998                  1997
INTEREST INCOME
Interest and Fees on Loans                        2,015                 2,414
Interest on Time Deposits                             -                     -
Interest on Securities Held to Maturity             140                   115
Interest and Dividends on Securities                  6                    13
Available for Sale
Interest on Federal Funds Sold                      275                   210
Other Interest Income                                 -                     -
Total Interest Income                             2,436                 2,752
INTEREST EXPENSE
Interest on Deposits                                458                   471
Interest on Federal Funds Purchased                   -                     -
Other Interest Expense                               10                    10
Interest Expense on Notes Payable                     3                     3
Interest Expense on Debentures                       39                    42
Total Interest Expense                              510                   526
NET INTEREST INCOME                               1,926                 2,226
Provision for Loan Losses                           300                   780
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                   1,626                 1,446
OTHER INCOME
Service Charges on Deposit Accounts                 331                   328
Cardholder & other credit card income               149                   144
ORE Income                                            3                    39
Other Operating Income                               92                   115
Gain on Sale of Securities                            -                     -
Total Other Income                                  575                   626
OTHER EXPENSE
Salaries and Employee Benefits                      827                 1,035
Occupancy Expense                                   480                   450
Loan & Credit Card Expense                          230                   309
ORE Expense                                          41                    81
Other Operating Expense                             544                   698
Total Other Expenses                              2,122                 2,573

Income Before Tax Provision                          79                 (501)

Provision (Benefit) For Income Taxes                  -                     -

NET INCOME                                          $79                ($501)

Earnings Per Share of Common Stock                $0.44               ($2.80)

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
                       STOCK   STOCK   FOR SALE    STOCK   EARNINGS  TOTAL
Balance December 31,    2,303     179        (4)        15   4,758   7,251
1996

 Change in unrealized
  gain on securities AFS, net
  of applicable deferred income
  taxes                                      (1)                       (1)

Net Income                                                   (501)   (501)

Balance - March 31,     2,303     179        (5)        15   4,257  $6,749
1997



Balance December 31,    2,303     179        (1)        15   2,783   5,279
1997

 Change in unrealized
   gain on securities AFS, net
   of applicable deferred income
   taxes                                       1                         1

Net Income (Loss)                                               79      79

Balance - March 31,     2,303     179          -        15   2,862  $5,359
1998

                              BOL BANCSHARES, INC.

                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


(Amounts in thousands)                             1998                1997
OPERATING ACTIVITIES
Net Income (Loss)                                    79                (501)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                          780                 780
 Depreciation and Amortization Expense              108                  93
 Amortization of Investment Security Premiums         0                   -
 Accretion of Investment Security Discounts          (4)                  18
 (Decrease)Increase in Deferred Income Taxes          0                  (0)
 (Gain) Loss on Sale of Property and                  -                   -
   Equipment
 (Gain) Loss on Sale of Other Real Estate             -                 (35)
 Decrease(Increase) in Other Assets & Prepaid       767                  17
   Taxes
 (Decrease)Increase in Other Liabilities and       (152)                (125)
   Accrued Interest
 Net Decrease(Increase) in Mortgage Loans             -                (105)
   Held for Resale
Net Cash Provided by (Used in) Operating          1,578                 142
  Activities
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale             -                   -
   Securities
 Purchases of Available-for-Sale Securities           -                   -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                            1,000                   -
    Proceeds from Held-to-Maturity Investment
  Securities Released at Maturity                   498               2,975
 Purchases of Held-to-Maturity Investment          (501)              (4,480)
    Securities
 Proceeds from Sale of Property and Equipment         0                   1
 Purchases of Property and Equipment                (16)                 (34)
 Proceeds from Sale of Other Real Estate              -                 105
 Purchases of Other Real Estate                       -                (124)
 Net Decrease (Increase) in Loans                (2,289)               4,178
Net Cash Provided by (Used in) Investing         (1,308)               2,621
Activities
FINANCING ACTIVITIES
  Net Increase (Decrease) in Non-Interest Bearing
   and Interest Bearing Deposits                   (276)                 389
 Proceeds from Issuance of Long-Term Debt             -                   -
 Retirement of Stock                                  -                   -
 Principal Payments on Long Term Debt                (1)                  (3)
Net Cash Provided by (Used in) Financing           (277)                 386
  Activities

Net Increase (Decrease) in Cash and Cash             (7)               3,149
  Equivalents
Cash and Cash Equivalents - Beginning of Year    28,884              22,303
Cash and Cash Equivalents - End of Period        28,877             $25,452

See Accompanying Notes to Financial Statements

                        BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1998

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.


Note 2.  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 and 179,145 at March 31, 1998 and 1997 respectively.


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


The estimated fair values of the Bank's financial instruments are as follows:

                                              MARCH 31, 1998
                                               Carrying            Fair
(Amounts in thousands)                          Amount            Value
Financial Assets:
Cash and Short-Term Investments                 $28,877            $28,877
Investment Securities                             9,575              9,604
Loans                                            59,129             59,072
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $95,781            $95,753


Financial Liabilities:
Deposits                                        $93,666            $93,680



Unrecognized Financial Instruments:
Commitments to Extend Credit                       $499               $499
Commercial Lines of Credit                          113                113
Credit Card Arrangements                         58,645             58,645
                                                $59,257            $59,257

  QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

                                 For Three Months Ended
(Amounts in thousands, except      March 31,    Dec. 31,   March 31,
  per share data)                       1998        1997        1997
Interest Income                       $2,436      $2,398      $2,752
Interest Expense                         510         521         526
Net Interest Income                    1,926       1,877       2,226
Provision for Loan Losses                300         633         780
Net Interest Income after              1,626       1,244       1,446
Provision
Noninterest Income:
Noninterest Income                       575         963         626
Securities Gains                           -           -           -
Noninterest Income                       575         963         626
Noninterest Expense                    2,122       2,637       2,573
Income before Taxes                       79       (430)       (501)
Income Tax Expense (Benefit)               -     (1,171)           -
Net Income (Loss)                        $79        $741      ($501)

Income per Common Share                $0.44       $4.14     ($2.80)
Average Common Shares                    179         179         179
Outstanding

Selected Quarter-End Balances
Loans                                $59,129     $57,619     $64,444
Deposits                              93,666      93,941      95,529
Long-Term Debt                         2,282       2,284       2,382
Shareholders' Equity                   5,359       5,280       6,749
Total Assets                         102,358     102,709     105,851

Selected Average Balances
Loans                                $58,561     $62,249     $69,298
Deposits                             $91,281      91,727      95,247
Long-Term Debt                         2,283       2,333       1,889
Shareholders' Equity                   4,944       5,727       7,025
Total Assets                          99,907     101,220     106,100

Selected Ratios
Return on Average Assets               0.08%       0.73%      -0.47%
Return on Average Equity               1.59%      12.94%      -7.14%
Tier 1 Risk-Based Capital             10.99%      10.61%      12.16%
Risk-Based Capital                    12.26%      11.88%      13.42%
Tier 1 Leverage                        6.95%       6.84%       8.32%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 1998


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


FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $88,744,000 in the first quarter of 1998, a $3,350,000 decrease from the first quarter of 1997 average of $92,094,000. Compared to the first quarter of 1997, average loans decreased $8,181,000 (12.26%) while investment securities increased $703,000 (7.62%) and federal funds sold increased $4,128,000 (25.60%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $5,315,000 (8.25%)over the first quarter of 1997. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $2,552,000 (10.89%) and Proprietary loans decreased $4,127,000 (51.89%) due to the loss of several proprietary accounts.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO


                       March 31,1998    Dec. 31, 1997     March 31, 1997
(Amounts in              Loans      %     Loans     %       Loans      %
Thousands)
Commercial,              5,679    9.60%    4,281     7.43%    6,391    9.92%
Financial, & Agricultural
Real Estate Mortgage    25,109   42.47%   24,643    42.77%   22,383   34.73%
Mortgage Loan Held           -    0.00%        -     0.00%      105    0.16%
for Resale
Personal Loans           3,454    5.84%    5,103     8.86%    4,037    6.26%
Credit Cards-Visa,      20,891   35.33%   20,302    35.23%   23,443   36.38%
MasterCard
Credit Cards-            3,826    6.47%    2,931     5.09%    7,953   12.34%
Proprietary
Overdrafts                 170    0.29%      359     0.62%      132    0.20%
  Loans                 59,129  100.00%  $57,619   100.00%  $64,444  100.00%

     Securities Held to Maturity. Average securities held to maturity increased $1,342,000 (16.49%) from the first quarter of 1997. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $728,000 (67.22%) from the first quarter of 1997. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $4,128,000 (25.60%) up from the first quarter of 1997. This increase is mainly due to the decrease in the aforementioned credit card portfolio.


ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $1,560,000 at March 31, 1998 as compared to $2,089,000 at March 31, 1997. Other real estate totaled $1,473,000 at March 31, 1998 as compared to $1,776,000 at March 31, 1997.

Table 2. NONPERFORMING ASSETS

(Amounts in                    03/31/98 12/31/97  09/31/97 06/31/97 03/31/97
Thousands)
Nonaccrual Loans                     87       83       210      425      313
Restructured Loans                    -        -         -        -        -
Other Real Estate Owned           1,473    1,473     1,357    1,494    1,776
Total Nonperforming Assets       $1,560   $1,556    $1,567   $1,919   $2,089
Loans Past Due 90                   996    1,257     1,501    1,874    3,745
  days or More
Ratio of Past Due                 1.68%    2.18%     2.50%    3.02%    5.81%
  Loans to Loans
Ratio of Nonperforming Assets
  to Loans
  and Other Real                  2.57%    2.63%     2.55%    3.02%    3.15%
  Estate Owned

IMPAIRED LOANS

     As of March 31, 1998, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $548,110. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.


WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 16.42% to $3,802,000 at March 31, 1998 from $4,549,000 at March 31, 1997.

      Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the first quarter of 1998 and 1997. The allowance for loan losses as a percentage of loans increased from 2.33% at March 31, 1997 to 3.04% at March 31, 1998. The net charge-off (recoveries) as a percentage of average loans decreased from 1.17% at March 31, 1997 to .51% at March 31, 1998.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3. ALLOWANCE FOR LOAN LOSSES


                                                 For The Three Months Ended
                                               March 31,   March 31,
(Amounts in Thousands)                              1998        1997
  Balance at Beginning of Period                  $1,800      $1,500
Loans Charged Off                                  (580)       (914)
Recoveries                                           280         134
Net (Charge Offs) Recoveries                       (300)       (780)
Provision for Loan Losses                            300         780
Balance at End of Period                          $1,800      $1,500
Allowance for Loan Losses as a
  Percentage of Loans                              3.04%       2.33%
 Net (Charge Offs) Recoveries as
  a Percentage
  of Average Loans                                 0.51%       1.17%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $91,280,000 in the first quarter of 1998, a decrease of $1,458,000 (1.57%) from $92,738,000 in the first quarter of 1997. Average core deposits were $89,957,000 for the first quarter of 1998 down from $91,299,000 in the first quarter of 1997. Table 4 presents the composition of average deposits for the three quarters ending March 31, 1998, December 31, 1997 and March 31, 1997.

TABLE 4. DEPOSIT COMPOSITION

                          For The Three Months Ended
                      Mar 31,           Dec. 31,            Mar 31,
                        1998              1997               1997
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
thousands)
Demand, Noninterest-   $33,537   36.74%  $33,316    36.32%  $33,550   36.18%
Bearing
NOW Accounts            13,033   14.28%   13,253    14.45%   11,466   12.36%
Money Market Deposit     5,297    5.80%    5,826     6.35%    6,899    7.44%
Accounts
Savings Accounts        26,653   29.20%   23,501    25.62%   25,963   28.00%
Other Time Deposits     11,437   12.53%   14,447    15.75%   13,421   14.47%
Total Core Deposits     89,957   98.55%   90,343    98.49%   91,299   98.45%
Certificates of Deposit of
   $100,000 or more      1,324    1.45%    1,384     1.51%    1,439    1.55%
Total Deposits          91,281  100.00%  $91,727   100.00%  $92,738  100.00%

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


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the first quarter of 1998 decreased $300,000 over the same period last year, and increased $49,000 from the fourth quarter of 1997. The net interest income margin decreased to 2.17% for the first quarter of 1998 from 2.42% for the first quarter of 1997.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                            FIRST QUARTER 1998       FIRST QUARTER 1997
                              QUARTER
                                 1998
                            Average                  Average
(Amounts in thousands)      Balance  Interest Rate   Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income(1)(2)
  Taxable                      58,562   2,015 3.44%    66,743  2,414 3.62%
  Tax-exempt                        -                       -
Investment securities
  Taxable                       9,927     146 1.47%     9,224    128 1.39%
  Tax-exempt                        -                       -
Interest-bearing deposits           -       - 0.00%         -      -
Federal funds sold             20,255     275 1.36%    16,127    210 1.30%
  Total Interest-Earning       88,744   2,436 2.74%    92,094  2,752 2.99%
    Assets
Cash and due from banks         5,683                   5,632
Allowance for loan Losses     (1,814)                 (1,500)
Premises and equipment          2,660                   2,654
Other Real Estate               1,473                   1,787
Other assets                    3,161                   2,438
  TOTAL ASSETS                $99,907                $103,105
   LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,329     100 0.54%    18,364     99 0.54%
 Savings deposits              26,653     201 0.76%    25,963    190 0.73%
 Time deposits                 12,761     157 1.23%    14,861    182 1.22%
  Total Interest-Bearing       57,743     458 0.79%    59,188    471 0.80%
   Deposits
Federal Funds Purchased
Securities sold under
   agreements to repurchase
Other Short-Term borrowings         -                       -
Long-Term debt                  2,283      52 2.26%     2,383     55 2.31%
  Total Int-Bearing            60,026     510 0.85%    61,571    526 0.85%
    Liabilities
Noninterest-bearing            33,537                  33,550
    deposits
Other liabilities               1,400                     959
Shareholders' equity            4,944                   7,025
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          99,907                $103,105
Net Interest income/spread                    1.90%                  2.13%
Net Interest Margin                           2.17%                  2.42%
 (1) Fee income relating to loans of $67,756 at March 31, 1998, and $62,000 at
     March 31, 1997 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis

                                  March, 1998 Compared to March, 1997
                                Variance Attributed to (1)
                                                      Net
(Amounts in thousands)            Volume    Rate      Change
Net Loans:
 Taxable                          (8,181)    -0.18%     (399)
 Tax-exempt(2)                         -     0.00%        -
Investment Securities                  -     0.00%        -
 Taxable                             703     0.08%       18
 Tax-exempt(2)                         -     0.00%        -
Interest-bearing deposits              -     0.00%        -
Federal funds sold                 4,128     0.06%       65
  Total Interest-Earning Assets ($3,350)    -0.24%   ($316)
Deposits:
 Demand Deposits                     (35)     0.01%        1
 Savings deposits                    690     0.02%       11
 Time deposits                    (2,100)     0.01%      (25)
  Total interest-bearing          (1,445)     0.00%      (13)
deposits
Federal Funds Purchased                -     0.00%        -
Securities sold under                  -     0.00%        -
agreements to repurchase
Other Short-Term borrowings            -     0.00%        -
Long-Term debt                      (100)    -0.05%       (3)
  Total Interest-Bearing   ,     ($1,545)     0.00%     ($16)
Liabilities
 (1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
 (2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NON-INTEREST INCOME AND EXPENSE

     The amount of non-interest income and non-interest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of non-interest expense represents the cost of operating the banking organization.
     The major components of non-interest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Non-interest income for the first quarter of 1998 decreased $51,000 or 8.15% from the same period last year. Table 5 presents non-interest income for the three months ended March 31, 1998 and 1997.

TABLE 5. NON-INTEREST INCOME

                               For The Three Months Ended   Percentage
                                     Mar 31,     Mar 31,    Increase
(Amounts in thousands)                  1998        1997  (Decrease)
Service Charges                         $153        $150       2.19%
NSF Charges                              177         178      -0.44%
Gain on Sale of Securities                 -           -         N/A
Cardholder & Other Credit Card            87          89      -2.78%
  Income
Membership Fees                           63          55      13.81%
Other Comm & Fees                         22          25     -12.25%
ORE Income                                 3           3       0.00%
Gain on Sale of ORE                        -          35    -100.00%
Other Income                              70          91     -22.64%
   Total Non-Interest Income            $575        $626      -8.15%

NON-INTEREST EXPENSE

     The major components of non-interest expense represents the cost of operating the banking organization.
     Non-interest expense for the first quarter of 1998 decreased $451,000 or 17.53% from the same period last year. Table 6 presents the activity for the three months ended March 31, 1998 and 1997. The decrease from the same period last year is mainly due to reduction of salaries & benefits and loan & credit card expenses.

TABLE 6. NON-INTEREST EXPENSE

                             For The Three Months Ended    Percentage
                                     Mar 31,     Mar 31,    Increase
(Amounts in thousands)                  1998        1997  (Decrease)
Salaries & Benefits                     $827      $1,035     -20.11%
Loss on Litigation                         -           -         N/A
Occupancy Expense                        480         450       6.65%
Advertising Expense                       31          39     -20.48%
Communications                            52          84     -38.39%
Postage                                   86         138     -38.04%
Loan & Credit Card Expense               230         309     -25.62%
Professional Fees                         49          57     -13.35%
Legal Fees                               114         112       1.35%
Insurance & Assessments                   23          27     -13.54%
Stationery, Forms & Supply                74         114     -35.17%
ORE Expenses                              41          81     -49.36%
Other Operating Expense                  115         127      -9.35%
   Total Non-Interest Expense         $2,122      $2,573     -17.52%

INCOME TAXES

     The Company did not record a provision for income taxes for the first quarter of 1998 or 1997. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                             March 31,  Dec. 31,  Sept. 30,  June 30, March 31,
                                 1998     1997      1997       1997     1997
Risk-Based Capital
Tier 1 Risk Based                10.99%   10.61%    10.44%   11.85%   12.16%
  Capital Ratio
Risk Based Capital               12.26%   11.88%    11.71%   13.12%   13.42%
  Ratio
Tier 1 Leverage Ratio             6.95%    6.84%     6.47%    7.56%    8.32%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 41.11% at March 31, 1998, 43.06% at December 31, 1997, and 38.84% at March
31, 1997.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.



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



                                        BOL BANCSHARES, INC.
                                        (Registrant)



                                        /s/ Peggy L. Schaefer
May 5, 1998                             Peggy L. Schaefer
Date                                    Treasurer