Form 10-Q
period 1998-06-30
BOL BANCSHARES INC
filed 1998-08-13
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               June 30, 1998


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


     Common Stock, $1 Par Value - 179,145 shares as of July 31, 1998.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                                        INDEX


                                                               Page No.


PART 1. Financial Information

     Item 1: Financial Statements

          Consolidated Statement of Condition                        3

          Consolidated Statements of Income                            5

          Consolidated Statements of Changes in
               Stockholder's Equity                                    6

          Consolidated Statement of Cash Flow                          7

          Notes to Consolidated Financial Statements                   8



     Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                         13

PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

          A. Exhibits
               Exhibit 27. Financial Data Schedule               24

          B. Reports on Form 8-K
               No reports have been filed on Form 8-K
                during this quarter.

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)


                                                June 30   Dec. 31,    June 30
(Amounts in Thousands)                             1998       1997       1997
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,790      7,734      7,055
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
6/30/98, 12/31/97, & 6/30/97 respectively         8,491      9,479      9,469
were $8,513,000, $9,510,000, and $9,483,000)
 Securities Available for Sale                       90      1,089      1,086
Federal Funds Sold                               19,000     21,150     16,750
Loans, net of Unearned Discount                  59,509     57,619     62,070
Allowance for Loan Losses                        (1,800)    (1,800)    (1,500)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           2,596      2,698      2,749
Other Real Estate                                 1,473      1,473      1,494
Deferred Taxes                                      618        619        326
Letters of Credit                                   114        114        146
Other Assets                                      1,939      2,534      2,107
     TOTAL ASSETS                               $99,820   $102,709   $101,752

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CONDITION (Continued)



                                                June 30   Dec. 31,    June 30
(Amounts in Thousands)                             1998       1997       1997
LIABILITIES
Deposits:
 Non-Interest Bearing                            33,936     35,124     33,968
 Interest Bearing                                56,817     58,816     58,017
     TOTAL DEPOSITS                              90,753     93,940     91,985
Notes Payable                                       488        491
Senior Secured Debentures                         1,793      1,793        493
Letters of Credit Outstanding                       114        114      1,888
Accrued Litigation Settlement                       150        150        146
Accrued Interest                                    531        528        503
Other Liabilities                                   552        413        872
     TOTAL LIABILITIES                           94,381     97,429     95,887
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  6/30/98, 12/31/97, and 6/30/97                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  6/30/98, 12/31/97, and 6/30/97                    179        179        179
         Unrealized Gain (Loss) on Securities
                          Available for Sale,
  net of applicable Deferred Income Taxes             -        (1)        (2)
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,783      4,759      4,758
Current Earnings                                    159    (1,975)    (1,388)
     TOTAL STOCKHOLDERS' EQUITY                   5,439      5,280      5,865
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       99,820   $102,709   $101,752

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                      Three months ended Six months ended
                                           June 30          June 30
(Amounts in Thousands)                  1998    1997       1998      1997
INTEREST INCOME
Interest and Fees on Loans               2,058   2,207     4,073   4,622
Interest on Time Deposits                    -       -         -       -
Interest on Securities Held to             136     141       276     256
Maturity
Interest & Dividends on Securities           -      13         6      25
Available for Sale
Interest on Federal Funds Sold             295     260       570     471
Other Interest Income                        -       -         -       -
Total Interest Income                    2,489   2,621     4,925   5,374
INTEREST EXPENSE
Interest on Deposits                       450     473       908     943
Interest on Federal Funds Purchased          -      -          -       -
Other Interest Expense                      10      10        20      21
Interest Expense on Notes Payable            2       3         5       6
Interest Expense on Debentures              41      42        80      84
                                                   528
NET INTEREST INCOME                      1,986   2,093     3,912   4,320
Provision for Loan Losses                  189     983       489   1,762
  NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,797   1,110     3,423   2,558
OTHER INCOME
Service Charges on Deposit Accounts        313     331       644     659
Cardholder & Other Credit Card Income      175     168       324     312
ORE Income                                   4       3         7      42
Other Operating Income                      59     118       151     233
Gain on Sale of Securities                   -       -         -       -
Total Other Income                         551     620      1,126   1,246
OTHER EXPENSE
Salaries and Employee Benefits             940   1,014      1,767   2,049
Occupancy Expense                          467     481        947     931
Loan & Credit Card Expense                 257     300        487     609
ORE Expense                                 39      98         80     179
Other Operating Expense                    565     724      1,109   1,424
Total Other Expenses                     2,268   2,617      4,390   5,192

Income Before Tax Provision                 80   (887)        159  (1,388)

Provision (Benefit) For Income Taxes         -       -         -       -

NET INCOME                                  80   (887)        159  (1,388)

Earnings Per Share of Common Stock       $0.45   $0.23     $0.89   ($7.75)

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
          (Amounts in                 GAIN(LOSS)  CAPITAL IN
           Thousands)                 ON
                                      INVESTMENT EXCESS OF
                                      SECURITIES    PAR
                    PREFERRED  COMMON  AVAILABLE  RETIRED  RETAINED
                       STOCK   STOCK   FOR SALE    STOCK   EARNING  TOTAL
Balance December 31,    2,303     179        (4)        15   4,758   7,251
1996

 Change in unrealized
  gain on securities AFS, net
  of applicable deferred
  income taxes                                          2               2

Net Income
                                                           (1,388) (1,388)

Balance - June 30,      2,303     179        (2)        15   3,370  $5,865
1997




Balance December 31,    2,303     179        (1)        15   2,783   5,279
1997

 Change in unrealized
  gain on securities AFS, net
  of applicable deferred
  income taxes                                           1               1

Net Income (Loss)                                              159     159

Balance - June 30,      2,303     179          -        15   2,942  $5,439
1998

                              BOL BANCSHARES, INC.
                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

For The Six Months Ended June 30


(Amounts in Thousands)                                   1998       1997
OPERATING ACTIVITIES
Net Income (Loss)                                         159    (1,388)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                780        780
 Depreciation and Amortization Expense                    219        188
 Amortization of Investment Security Premiums               1          -
 Accretion of Investment Security Discounts                (8)         13
 (Decrease)Increase in Deferred Income Taxes                0          1
 (Gain) Loss on Sale of Property and Equipment              -          -
 (Gain) Loss on Sale of Other Real Estate                   -       (14)
 Decrease(Increase) in Other Assets & Prepaid Taxes       595       (56)
 (Decrease)Increase in Other Liabilities and              143        208
Accrued Interest
 Net Decrease(Increase) in Mortgage Loans Held for          -          -
Resale
Net Cash Provided by (Used in) Operating Activities     1,889      (268)
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                   -          -
Securities
 Purchases of Available-for-Sale Securities                 -          -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                  1,000          -
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                  1,495      2,975
 Purchases of Held-to-Maturity Investment                (501)    (4,480)
Securities
 Proceeds from Sale of Property and Equipment               1          1
 Purchases of Property and Equipment                     (119)      (255)
 Proceeds from Sale of Other Real Estate                    -        365
 Purchases of Other Real Estate                             -      (124)
 Net Decrease (Increase) in Loans                      (2,669)      6,449
Net Cash Provided by (Used in) Investing Activities      (793)      4,931
FINANCING ACTIVITIES
        Net Increase (Decrease) in Demand Deposits,
                         Interest Bearing Deposits,
  Savings Accounts, and CD's                           (3,188)    (3,156)
 Proceeds from Issuance of Long-Term Debt                   -          -
  Retirement of Stock                                       -          -
 Principal Payments on Long Term Debt                      (2)        (4)
Net Cash Provided by (Used in) Financing Activities    (3,190)    (3,160)

Net Increase (Decrease) in Cash and Cash               (2,094)      1,503
Equivalents
Cash and Cash Equivalents at Beginning of Year         28,884     22,303
Cash and Cash Equivalents at End of Period            $26,790    $23,806

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1998

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.


Note 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 14, 1998. All incumbent directors were re-elected.
There were no other matters voted upon at the meeting.
     Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 107,611.

                                   Number of Shares
Nominee                            For   Against    Abstain
Gordon A. Burgess              106,739       610        262
James A. Comiskey              106,614       735        262
Lionel J. Favret               106,614       735        262
Louis G. Grush                 106,614       735        262
Gerry E. Hinton                106,614       735        262
Leland L. Landry               106,739       610        262
Samuel Logan                   106,739       610        262
Douglas A. Schonacher          106,739       610        262
G. Harrison Scott              106,614       735        262
Edward J. Soniat               106,614       735        262

     The Chairman of the Board announced at the annual shareholders meeting that Mr. Samuel Logan officially resigned and would not complete the new term.

Note 3  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 at June 30, 1998 and 1997 respectively.

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

     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1997, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has countersued and has appealed the judgment and is waiting for the court's decision.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned nonsufficient funds. When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
     3a. Another proprietor filed a separate lawsuit on the same day that the Company initiated proceedings against this proprietor in Louisiana.
The proprietor's suit was filed in the Southern District of New York and alleges that the Company mismanaged the proprietary credit card portfolio. It is known that the principal of the proprietor mentioned in 1. above has assisted in the preparation of this lawsuit and this litigation parrots the lawsuit mentioned in 1. above. The Company has filed a motion to dismiss the suit on the grounds that the parties agreed to litigate in Louisiana and on the further grounds that the Company is not subject to that Court's jurisdiction. The Company also moved to have the matter transferred by the judicial panel on multidistrict litigation.
     These rights were granted and consolidated.
     3b. The new owners of the company mentioned in 3a. above filed a lawsuit in New York, claiming that it had security interest which primed the Company. The present principals came into existence on July 31, 1996 for the sole purposes of taking over the failing company and managing the operations. The new owners filed UCC-1 Statement to protect a consignment agreement it had with the failing company in August, 1996. The Company, on the other hand, filed UCC-1 Statements to protect its credit card portfolio in November and December of 1995. Just prior to the new principals filing in New York, the Company filed suit for declaratory judgment regarding the ranking of the liens in the Eastern District of Louisiana.
     3c. The Company's suit centers around the proprietor sequestering payments which they received from the Company's credit card holders, but never forwarded to the Company. That amount exceeds $462,000.
     On October 1, 1997 the matters were transferred by the judicial panel on multidistrict litigation to the Eastern District of Louisiana and consolidated with the other cases. Hence 3a, 3b, and 3c have become one case.

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

The estimated fair values of the Bank's financial instruments are as follows:

                                               JUNE 30, 1998
                                               Carrying            Fair
(Amounts in Thousands)                          Amount            Value
Financial Assets:
Cash and Short-Term Investments                 $26,790            $26,790
Investment Securities                             8,581              9,573
Loans                                            59,509             59,570
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $93,080            $94,133


Financial Liabilities:
Deposits                                        $90,753            $90,761



Unrecognized Financial Instruments:
Commitments to Extend Credit                     $3,291             $3,291
Commercial Lines of Credit                          114                114
Credit Card Arrangements                         68,945             68,945
                                                $72,350            $72,350

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

                           Three Months Ended           Six Months Ended
(Amounts in Thousands,     June 30 March 31,  June 30   June 30   June 30
Except Per Share Data)        1998      1998     1997      1998      1997
Interest Income              2,489    $2,436   $2,621     4,925    $5,374
Interest Expense               503       510      528     1,013     1,054
Net Interest Income          1,986     1,926    2,093     3,912     4,320
Provision for Loan             189       300      983       489     1,762
Losses
Net Interest Income          1,797     1,626    1,110     3,423     2,558
after Provision
Noninterest Income:
Noninterest Income             551       575      620     1,126     1,246
Securities Gains                 -         -        -         -         -
Noninterest Income             551       575      620     1,126     1,246
Noninterest Expense          2,268     2,122    2,617     4,390     5,192
Income before Taxes             80        79     (887)       159   (1,388)
Income Tax Expense               -         -        -         -         -
(Benefit)
Net Income (Loss)              $80       $79   ($887)      $159  ($1,388)

Income per Common Share      $0.45     $0.44  ($4.96)     $0.89   ($7.75)
Average Common Shares          179       179      179       179       179
Outstanding

Selected Quarter-End Balances
Loans                      $59,509   $59,129  $62,070
Deposits                    90,753    93,666   91,985
Long-Term Debt               2,281     2,282    2,381
Stockholders' Equity         5,439     5,359    5,865
Total Assets                99,820   102,358  101,752

Selected Average Balances
Loans                      $58,392   $58,561  $62,378   $58,475   $64,546
Deposits                    91,070    91,281   92,296    91,175    92,440
Long-Term Debt               2,281     2,283    2,381     2,282     2,382
Stockholders' Equity         5,379     4,944    6,137     5,161     6,581
Total Assets               100,007    99,907  102,257    99,957   102,753

Selected Ratios
Return on Average Assets     0.08%     0.08%   -0.87%     0.16%    -1.35%
Return on Average Equity     1.49%     1.60%  -14.45%     3.08%   -21.09%
Tier 1 Risk-Based           11.18%    10.99%   11.85%
  Capital
Risk-Based Capital          12.46%    12.26%   13.12%
Tier 1 Leverage              7.06%     6.95%    7.56%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1998


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


FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $89,074,000 in the second quarter of 1998, a $2,905,000 decrease from the second quarter of 1997 average of $91,979,000. Compared to the second quarter of 1997, average loans decreased $5,984,000 (9.27%) and average investment securities decreased $304,000 (3.07%), while average federal funds sold increased $3,470,000 (19.78%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $2,561,000 (4.13%)over the second quarter of 1997. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $364,000 (1.60%) and Proprietary loans decreased $1,876,000 (35.32%) due to the loss of several proprietary accounts.


TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                         June 30, 1998    March 31, 1998      June 30, 1997
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,              5,332    8.96%    5,679     9.60%    6,044    9.74%
 Financial, &
 Agricultural
Real Estate Mortgage    24,892   41.83%   25,109    42.46%   23,575   37.98%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
 for Resale
Personal Loans           3,316    5.57%    3,454     5.84%    4,133    6.66%
Credit Cards-Visa,      22,403   37.65%   20,891    35.33%   22,767   36.68%
 MasterCard
Credit Cards-            3,436    5.77%    3,826     6.47%    5,312    8.56%
 Proprietary
Overdrafts                 131    0.22%      170     0.29%      239    0.39%
  Loans                 59,510  100.00%  $59,129   100.00%  $62,070  100.00%

     Securities Held to Maturity. Average securities held to maturity increased $513,000 (5.82%) from the second quarter of 1997. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $817,000 (75.44%) from the second quarter of 1997. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $3,470,000 (19.78%) up from the second quarter of 1997. This increase is mainly due to the decrease in the aforementioned credit card portfolio.


ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $2,132,000 at June 30, 1998 as compared to $1,919,000 at June 30, 1997. Other real estate totaled $1,473,000 at June 30, 1998 as compared to $1,494,000 at June 30, 1997.

Table 2. NONPERFORMING ASSETS

(Amounts in                    06/30/98 03/31/98  12/31/97 09/31/97 06/31/97
Thousands)
Nonaccrual Loans                     94       87        83      210      425
Restructured Loans                  565        -         -        -        -
Other Real Estate Owned           1,473    1,473     1,473    1,357    1,494
  Total Nonperforming Assets     $2,132   $1,560    $1,556   $1,567   $1,919
    Loans Past Due 90             1,039      996     1,257    1,501    1,874
         Days or More
    Ratio of Past Due             1.75%    1.68%     2.18%    2.50%    3.02%
       loans to Loans
    Ratio of Nonperforming Assets
       to Loans
       and Other Real             3.50%    2.57%     2.63%    2.55%    3.02%
       Estate Owned

IMPAIRED LOANS

     As of June 30, 1998, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $14,000. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

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

      The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets
Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 24.60% to $3,804,000 at June 30, 1998 from $3,053,000 at June 30, 1997.

      Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and six month period ending June 30, 1998 and 1997. The allowance for loan losses as a percentage of loans increased from 2.42% at June 30, 1997 to 3.01% at June 30, 1998. The net charge-off (recoveries) as a percentage of average loans decreased from 2.73% at June 30, 1997 to .32% at June 30, 1998.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3 - ALLOWANCE FOR LOAN LOSSES

                                 Three Months Ended    Six Months Ended
                                    June 30, June 30,  June 30,  June 30,
(Amounts in Thousands)                  1998     1997      1998      1997
 Balance at Beginning of               1,800   $1,500     1,800    $1,500
   Period
Loans Charged Off                       (444)   (1,275)   (1,024)   (2,189)
Recoveries                                255      292       535       427
  Net (Charge Offs) Recoveries          (189)     (983)     (489)   (1,762)
Provision for Loan                       189      983       489     1,762
 Losses
Balance at End of Period              $1,800   $1,500    $1,800    $1,500
Allowance for Loan Losses as a
  Percentage of Loans                  3.02%    2.42%     3.02%     2.42%
Net (Charge Offs) Recoveries as a
  Percentage
  of Average Loans                     0.32%    1.58%     0.84%     2.73%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $91,070,000 in the second quarter of 1998, a decrease of $1,226,000 (1.33%) from $92,296,000 in the second quarter of 1996. Average core deposits were $87,709,000 for the second quarter of 1998 down from $91,049,000 in the second quarter of 1997. Table 4 presents the composition of average deposits for the three quarters ending June 30, 1998, March 31, 1998 and June 30, 1997.

TABLE 4. DEPOSIT COMPOSITION

                          For The Three Months Ended
                      Jun 30,            Mar 31,            Jun 30,
                        1998              1998               1997
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
Thousands)
Demand, Noninterest-   $34,168   37.52%  $33,537    36.74%  $33,875   36.70%
 Bearing
NOW Accounts            12,066   13.25%   13,033    14.28%   11,524   12.49%
Money Market Deposit     5,843    6.42%    5,297     5.80%    6,171    6.69%
 Accounts
Savings Accounts        26,537   29.14%   26,653    29.20%   28,275   30.64%
Other Time Deposits     11,095   12.18%   11,437    12.53%   11,204   12.14%
Total Core Deposits    $89,709   98.51%   89,957    98.55%   91,049   98.65%
Certificates of Deposit of
 $100,000 or more        1,361    1.49%    1,324     1.45%    1,247    1.35%
Total deposits          91,070  100.00%  $91,281   100.00%  $92,296  100.00%

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the second quarter of 1998 decreased $132,000 over the same period last year, and decreased $449,000 from the first six months of 1997. The net interest income margin decreased to 2.22% for the second quarter of 1998 from 2.28% for the second quarter of 1997. The decline of the net interest income is attributable to the decline in the credit card portfolio.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                               SECOND QUARTER 1998  SECOND QUARTER 1997
                            Average                 Average
(Amounts in Thousands)      Balance  Interest Rate  Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
     Loans, Net of Unearned
               Income(1)(2)
  Taxable                      58,392   2,058 3.52%    62,378  2,207 3.54%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       9,248     136 1.47%    10,549    154 1.46%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             21,762     295 1.35%    18,943    260 1.37%
  Total Interest-Earning       89,402   2,489 2.78%    91,870  2,621 2.85%
Assets
Cash and Due from Banks         5,588                   5,152
Allowance for Loan Losses     (1,817)                 (1,500)
Premises and Equipment          2,629                   2,646
Other Real Estate               1,473                   1,518
Other Assets                    2,732                   2,571
  TOTAL ASSETS                100,007                $102,257
    LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               17,909      97 0.54%    17,695     97 0.55%
 Savings Deposits              26,538     217 0.82%    28,275    231 0.82%
 Time Deposits                 12,455     136 1.09%    12,451    144 1.16%
  Total Interest-Bearing       56,902     450 0.79%    58,421    472 0.81%
   Deposits
Federal Funds Purchased
Securities sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,281      53 2.33%     2,381     56 2.35%
  Total Int-Bearing            59,183     503 0.85%    60,802    528 0.87%
Liabilities
Noninterest-Bearing            34,168                  33,875
  Deposits
Other Liabilities               1,277                   1,443
Shareholders' Equity            5,379                   6,137
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         100,007                $102,257
Net Interest Income/Spread                    1.93%                  1.98%
Net Interest Margin                           2.22%                  2.28%
 (1) Fee income relating to loans of $147,000 at June 30, 1998, and $52,000 at
     June 30, 1997 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                           Six Months Ended 6/98    Six Months Ended 6/97
                            Average                  Average
(Amounts in Thousands)      Balance   Interest Rate  Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, Net of Unearned Income(1)(2)
  Taxable                      58,475   4,073 3.54%    64,546  4,622 7.16%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       9,586     282 1.46%     9,890    281 2.84%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             21,013     570 1.37%    17,543    471 2.68%
  Total Interest-Earning       89,074   4,925 5.53%    91,979  5,374 5.84%
    Assets
Cash and Due from Banks         5,636                   5,390
Allowance for Loan Losses     (1,815)                 (1,500)
Premises and Equipment          2,644                   2,650
Other Real Estate               1,473                   1,652
Other Assets                    2,945                   2,582
  TOTAL ASSETS                 99,957                 102,753

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING  LIABILITIES:
Deposits:
 Demand Deposits               18,119     197 0.55%    18,028    196 1.09%
 Savings Deposits              26,593     418 0.82%    28,050    421 1.50%
 Time Deposits                 12,608     293 1.16%    12,649    326 2.58%
  Total Interest-Bearing       57,320     908 1.58%    58,727    943 1.61%
Deposits
Federal Funds Purchased
Securities sold under Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,282     105 2.35%     2,382    111 4.66%
  Total Int-Bearing            59,602   1,013 1.70%    61,109  1,054 1.72%
Liabilities
Noninterest-Bearing            33,855                  33,714
Deposits
Other Liabilities               1,339                   1,349
Shareholders' Equity            5,161                   6,581
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          99,957                 102,753
Net Interest Income/Spread                    3.83%                  4.12%
Net Interest Margin                           4.39%                  4.70%
 (1) Fee income relating to loans of $215,000 at June 30, 1998, and $109,000 at June 30, 1997 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis

                                June, 1998 Compared to June, 1997
                                Variance Attributed to (1)
                                                    Net
(Amounts in Thousands)          Volume    Rate      Change
Net Loans:
 Taxable                          (6,071)    -3.62%     (549)
 Tax-Exempt(2)                         -     0.00%        -
Investment Securities                  -     0.00%        -
 Taxable                            (304)    -1.38%        1
 Tax-Exempt(2)                         -     0.00%        -
Interest-Bearing Deposits              -     0.00%        -
Federal Funds Sold                 3,470    -1.31%       99
  Total Interest-Earning Assets   (2,905)    -6.32%     (449)
Deposits:
 Demand Deposits                      91    -0.54%        1
 Savings Deposits                 (1,457)    -0.68%       (3)
 Time Deposits                       (41)    -1.42%      (33)
  Total Interest-Bearing          (1,407)    -0.02%      (35)
Deposits
Federal Funds Purchased                -     0.00%        -
Securities Sold under                  -     0.00%        -
Agreements to Repurchase
Other Short-Term Borrowings            -     0.00%        -
Long-Term Debt                      (100)    -2.31%       (6)
  Total Interest-Bearing          (2,912)    -4.97%      (74)
Liabilities
 (1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
 (2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.


NONINTEREST INCOME AND EXPENSE

     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Noninterest income for the second quarter of 1998 decreased $120,000 or 9.63% from the same period last year. Table 5 presents noninterest income for the three months and six months ended June 30, 1998 and 1997.

TABLE 5. NONINTEREST INCOME


                         Three Months Ended          Six Months Ended
                      June 30, June 30, Increase  June 30, June 30, Increase
(Amounts in              1998     1997 (Decrease)    1998     1997 (Decrease)
Thousands)
Service Charges           $151     $153     ($2)      $305     $303       $2
NSF Charges                163      178     (15)       340      356     (16)
Gain on Sale of              -        -        -         -        -        -
Securities
Cardholder & Other         112      103        9       199      192        7
Credit Card Income
Membership Fees             62       66      (4)       125      121        4
Other Comm & Fees           26       25        1        48       50      (2)
ORE Income                   4        3        1         7        7        0
Gain on Sale of ORE          -        -        -         -       35     (35)
Other Income                33       92     (59)       102      182     (80)
Total Non-Interest        $551     $620    ($69)    $1,126   $1,246   ($120)
Income

NONINTEREST EXPENSE

     The major components of noninterest expense represents the cost of operating the banking organization.
      Noninterest expense for the second quarter of 1998 decreased $802,000 or 15.45% from the same period last year. Table 6 presents the activity for the three months and six months ended June 30, 1998 and 1997.

TABLE 6. NONINTEREST EXPENSE


                       Three Months Ended          Six Months Ended
                      June 30, June 30, Increase   June 30, June 30, Increase
(Amounts in              1998     1997  (Decrease)    1998     1997 (Decrease)
Thousands)
Salaries & Benefits       $940   $1,014    ($74)    $1,767   $2,049   ($282)
Loss on Litigation           -        -        -         -        -        -
Occupancy Expense          467      481     (14)       947      931       16
Advertising Expense         26       43     (17)        57       83     (26)
Communications              56       84     (28)       108      168     (60)
Postage                    101      125     (24)       187      263     (76)
Loan & Credit Card         258      300     (42)       487      609    (122)
Expense
Professional Fees           46       62     (16)        96      119     (23)
Legal Fees                 140      187     (47)       253      299     (46)
Insurance &                 22       23      (1)        45       50      (5)
Assessments
Stationery, Forms &         68       89     (21)       142      203     (61)
Supply
ORE Expenses                39       98     (59)        80      179     (99)
Other Operating            105      111      (6)       221      239     (18)
Expense
Total Non-Interest      $2,268   $2,617   ($349)    $4,390   $5,192   ($802)
Expense

INCOME TAXES

     The Company did not record a provision for income taxes for the second quarter of 1998 or 1997. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                               June 30, March 31, Dec. 31,  Sept. 30, June 30,
                                 1998     1998      1997     1997      1997
Risk-Based Capital
Tier 1 Risk Based                11.18%   10.99%    10.61%   10.44%   11.85%
Capital Ratio
Risk Based Capital               12.46%   12.26%    11.88%   11.71%   13.12%
Ratio
Tier 1 Leverage Ratio             7.06%    6.95%     6.84%    6.47%    7.56%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 39.02% at June 30, 1998, 41.11% at March 31, 1998, and 38.09% at June 30,
1997.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.



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



                                        BOL BANCSHARES, INC.
                                        (Registrant)



                                        /s/ Peggy L. Schaefer
August 13, 1998                         Peggy L. Schaefer
Date                                    Treasurer