Form 10-Q
period 1998-09-30
BOL BANCSHARES INC
filed 1998-11-12
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               September 30, 1998


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


     Common Stock, $1 Par Value - 179,145 shares as of October 31, 1998.

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

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)



                                               Sept 30   Dec. 31,    Sept 30
(Amounts in Thousands)                           1998      1997       1997
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,119      7,734      7,158
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
9/30/98, 12/31/97, & 9/30/97 respectively         4,996      9,479      9,475
were $5,019,000, $9,510,000, and $9,540,000)
 Securities Available for Sale                       90      1,089      1,088
Federal Funds Sold                               18,725     21,150     17,875
Loans, net of Unearned Discount                  59,243     57,619     60,158
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold
Improvements
 (Net of Depreciation and Amortization)           2,549      2,698      2,738
Other Real Estate                                 1,357      1,473      1,357
Deferred Taxes                                      618        619        325
Letters of Credit                                    84        114        106
Intangible Assets                                   570          -          -
Other Assets                                      1,728      2,534      1,498
     TOTAL ASSETS                               $95,279   $102,709    $99,978

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CONDITION (Continued)



                                                Sept 30   Dec. 31,    Sept 30
(Amounts in Thousands)                             1998       1997       1997
LIABILITIES
Deposits:
 Non-Interest Bearing                            32,383     35,124     32,853
 Interest Bearing                                54,097     58,816     58,900
     TOTAL DEPOSITS                              86,480     93,940     91,753
Notes Payable                                       487        491        492
Senior Secured Debentures                         1,787      1,793      1,793
Letters of Credit Outstanding                        84        114        106
Accrued Litigation Settlement                       150        150        390
Accrued Interest                                    492        528        481
Other Liabilities                                   428        413        425
     TOTAL LIABILITIES                           89,908     97,429     95,440
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  9/30/98, 12/31/97, and 9/30/97                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  9/30/98, 12/31/97, and 9/30/97                    179        179        179
Unrealized Gain (Loss) on Securities
  Available for Sale,
  net of applicable Deferred Income Taxes             -        (1)        (1)
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,783      4,759      4,758
Current Earnings                                     91    (1,975)    (2,716)
     TOTAL STOCKHOLDERS' EQUITY                   5,371      5,280      4,538
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       95,279   $102,709    $99,978

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                              Three months ended         Nine months ended
                                           Sept 30          Sept 30
(Amounts in Thousands)                  1998    1997     1998      1997
INTEREST INCOME
Interest and Fees on Loans               2,091   2,118     6,212   6,740
Interest on Time Deposits                    -       -         -       -
Interest on Securities Held to             105     143       381     399
Maturity
Interest & Dividends on Securities           -      13         6      38
Available for Sale
Interest on Federal Funds Sold             275     252       846     723
Other Interest Income                        -       -         -       -
Total Interest Income                    2,471   2,526     7,445   7,900
INTEREST EXPENSE
Interest on Deposits                       437     478     1,345   1,421
Interest on Federal Funds Purchased          -       -         -       -
Other Interest Expense                      12      10        33      31
Interest Expense on Notes Payable            3       3         8       8
Interest Expense on Debentures              41      43       119     128
Total Interest Expense                     493     534     1,505   1,588
NET INTEREST INCOME                      1,978   1,992     5,940   6,312
Provision for Loan Losses                  308   1,235       798   2,997
  NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,670     757     5,142   3,315
OTHER INCOME
Service Charges on Deposit Accounts        319     344       963   1,003
Cardholder & Other Credit Card Income      174     157       498     470
ORE Income                                  22      28        30      70
Other Operating Income                      54     184       204     416
Gain on Sale of Securities                   -      16         -      16
Total Other Income                         569     729     1,695   1,975
OTHER EXPENSE
Salaries and Employee Benefits             941     982     2,708   3,031
Occupancy Expense                          466     496     1,413   1,427
Loan & Credit Card Expense                 241     232       728     841
ORE Expense                                 43      75       123     254
Other Operating Expense                    616   1,029     1,774   2,453
Total Other Expenses                     2,307   2,814     6,746   8,006

Income Before Tax Provision                (68) (1,328)       91  (2,716)

Provision (Benefit) For Income Taxes         -       -         -       -

NET INCOME                                 (68) (1,328)        91 (2,716)

Earnings Per Share of Common Stock     ($0.38) ($7.42)     $0.51 ($15.17)

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
1996

 Change in unrealized
  gain on securities AFS, net
  of applicable deferred
  income taxes                                           3               3

Net Income                                                  (2,716) (2,716)

Balance - Sept 30,      2,303     179        (1)        15   2,042  $4,538
1997




Balance December 31,    2,303     179        (1)        15   2,783   5,279
1997

 Change in unrealized
  gain on securities AFS, net
  of applicable deferred
  income taxes                                           1              1

Net Income (Loss)                                               91      91

Balance - Sept 30,      2,303     179          -        15   2,874  $5,371
1998

                              BOL BANCSHARES, INC.
                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

For The Nine Months Ended Sept 30


(Amounts in Thousands)                                   1998       1997
OPERATING ACTIVITIES
Net Income (Loss)                                          91    (2,716)
  Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                798        780
 Depreciation and Amortization Expense                    334        301
 Amortization of Investment Security Premiums               2          -
 Accretion of Investment Security Discounts                10          8
 (Decrease)Increase in Deferred Income Taxes                0          2
 (Gain) Loss on Sale of Property and Equipment              -          -
 (Gain) Loss on Sale of Other Real Estate                 (20)       (40)
 Decrease(Increase) in Other Assets & Prepaid Taxes       808        551
 (Decrease)Increase in Other Liabilities and              (21)        130
Accrued Interest
 Net Decrease(Increase) in Mortgage Loans Held for          -       (64)
Resale
Net Cash Provided by (Used in) Operating Activities     2,002    (1,048)
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                   -          -
Securities
 Purchases of Available-for-Sale Securities                 -          -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                  1,000          -
 Proceeds from Held-to-Maturity Investment
  Securities Released at Maturity                       4,972      2,975
 Purchases of Held-to-Maturity Investment                (501)    (4,480)
Securities
 Proceeds from Sale of Property and Equipment               1          1
 Purchases of Property and Equipment                     (186)      (357)
 Proceeds from Sale of Other Real Estate                  136        528
 Purchases of Other Real Estate                             -      (124)
 Net Decrease (Increase) in Loans                      (2,423)      8,723
Net Cash Provided by (Used in) Investing Activities     2,999      7,266
FINANCING ACTIVITIES
Net Increase (Decrease) in Demand Deposits,
  Interest Bearing Deposits,
  Savings Accounts, and CD's                           (8,030)    (3,388)
 Proceeds from Issuance of Long-Term Debt                   -          -
  Retirement of Stock                                       -          -
 Principal Payments on Long Term Debt                     (10)      (100)
Net Cash Provided by (Used in) Financing Activities    (8,040)    (3,488)

Net Increase (Decrease) in Cash and Cash               (3,039)      2,730
Equivalents
Cash and Cash Equivalents at Beginning of Year         28,884     22,303
Cash and Cash Equivalents at End of Period            $25,845    $25,033

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

Note 2.  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 at September 30, 1998 and 1997 respectively.

Note 3.  CONTINGENCIES

     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1997, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has countersued and has appealed the judgment and is waiting for the court's decision.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned nonsufficient funds. When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
     3a. Another proprietor filed a separate lawsuit on the same day that the Company initiated proceedings against this proprietor in Louisiana.
The proprietor's suit was filed in the Southern District of New York and alleges that the Company mismanaged the proprietary credit card portfolio. It is known that the principal of the proprietor mentioned in 1. above has assisted in the preparation of this lawsuit and this litigation parrots the lawsuit mentioned in 1. above. The Company has filed a motion to dismiss the suit on the grounds that the parties agreed to litigate in Louisiana and on the further grounds that the Company is not subject to that Court's jurisdiction. The Company also moved to have the matter transferred by the judicial panel on multidistrict litigation.
     These rights were granted and consolidated.
     3b. The new owners of the company mentioned in 3a. above filed a lawsuit in New York, claiming that it had security interest which primed the Company. The present principals came into existence on July 31, 1996 for the sole purposes of taking over the failing company and managing the operations. The new owners filed UCC-1 Statement to protect a consignment agreement it had with the failing company in August, 1996. The Company, on the other hand, filed UCC-1 Statements to protect its credit card portfolio in November and December of 1995. Just prior to the new principals filing in New York, the Company filed suit for declaratory judgment regarding the ranking of the liens in the Eastern District of Louisiana.
     3c. The Company's suit centers around the proprietor sequestering payments which they received from the Company's credit card holders, but never forwarded to the Company. That amount exceeds $462,000.
     On October 1, 1997 the matters were transferred by the judicial panel on multidistrict litigation to the Eastern District of Louisiana and consolidated with the other cases. Hence 3a, 3b, and 3c have become one case.
     The Company sought injunction relief, requiring the proprietor to disclose where the payments were held and to either pay the funds to the Company or deposit the money in the Registry of the Court. On October 2, 1997 in order to avoid a hearing on the preliminary injunction which would have required the proprietor to disclose the location of the sequestered funds, the proprietor agreed to post bond with the Louisiana Federal Court, while drafts were being prepared. On October 15, 1997 the proprietor filed for Chapter 11. The Company requested that the stay be lifted in order to allow its claim against the proprietor to be liquidated and to recoup all of its losses and damages suffered from the proprietor.
     Expected Results:  The Company filed its UCC-1 Statements first.
There is little doubt that the Company primes the proprietor. The Company anticipates a quick resolution of this issue by way of declaratory judgment.
     4. The Company is a defendant in a lawsuit filed by a county in Alabama to collect sales taxes as a consequence of the failure of a proprietor. The matter was scheduled for trial on September 29, 1997, but was continued.
     Expected Results: The Company has no exposure in this matter. The taxes apply to the sale of tangible property and not to a credit card portfolio that the Company purchased. It is believed that this matter will be resolved without a trial.

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

The estimated fair values of the Bank's financial instruments are as follows:

                                               Sept 30, 1998
                                               Carrying            Fair
(Amounts in Thousands)                          Amount            Value
Financial Assets:
Cash and Short-Term Investments                 $25,844            $25,844
Investment Securities                             5,086              5,109
Loans                                            59,243             59,257
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $88,373            $88,410


Financial Liabilities:
Deposits                                        $86,480            $86,485



Unrecognized Financial Instruments:
Commitments to Extend Credit                     $1,384             $1,384
Commercial Lines of Credit                           84                 84
Credit Card Arrangements                         58,182             58,182
                                                $59,650            $59,650

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA



                              Three Months Ended        Nine Months Ended
(Amounts in Thousands,     Sept 30   June 30  Sept 30   Sept 30   Sept 30
Except
  Per Share Data)             1998      1998     1997      1998      1997
Interest Income             $2,471    $2,489   $2,526    $7,445    $7,900
Interest Expense               493       503      534     1,505     1,588
Net Interest Income         $1,978     1,986    1,992    $5,940     6,312
Provision for Loan             308       189    1,235       798     2,997
Losses
Net Interest Income         $1,670     1,797      757    $5,142     3,315
after Provision
Noninterest Income:
Noninterest Income             569       551      713     1,695     1,959
Securities Gains                 -         -       16         -        16
Noninterest Income             569       551      729     1,695     1,975
Noninterest Expense          2,307     2,268    2,814     6,746     8,006
Income before Taxes           (68)        80   (1,328)        91   (2,716)
Income Tax Expense               -         -        -         -         -
(Benefit)
Net Income (Loss)            ($68)       $80 ($1,328)       $91  ($2,716)

Income per Common Share    ($0.38)     $0.45  ($7.42)     $0.51  ($15.17)
Average Common Shares          179       179      179       179       179
Outstanding

Selected Quarter-End Balances
Loans                      $59,243   $59,509  $60,158
Deposits                    86,480    90,753   91,753
Long-Term Debt               2,274     2,281    2,285
Stockholders' Equity         5,371     5,439    4,538
Total Assets                95,279    99,820   99,978

Selected Average Balances
Loans                      $59,732   $58,392  $61,150   $58,899   $62,801
Deposits                    88,042    91,070   90,778    90,101    91,880
Long-Term Debt               2,277     2,281    2,285     2,282     2,350
Stockholders' Equity         5,378     5,379    4,934     5,161     6,032
Total Assets                96,968   100,007   99,482    98,907   101,658

Selected Ratios
Return on Average Assets    -0.07%     0.08%   -1.33%     0.09%    -2.67%
Return on Average Equity    -1.27%     1.49%  -26.92%     1.76%   -45.03%
Tier 1 Risk-Based           11.02%    11.18%   10.44%
Capital
Risk-Based Capital          12.29%    12.46%   11.71%
Tier 1 Leverage              7.21%     7.06%    6.47%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1998


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


FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $88,275,000 in the third quarter of 1998, a $2,386,000 decrease from the third quarter of 1997 average of $90,661,000. Compared to the third quarter of 1997, average loans decreased $3,902,000 (6.21%) and average investment securities decreased $1,363,000 (13.48%), while average federal funds sold increased $2,879,000 (16.22%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $915,000 (1.52%)over the third quarter of 1997.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                         Sept 30, 1998     June 30, 1998      Sept 30, 1997
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,              4,609    7.78%    5,332     8.96%    6,883   11.44%
Financial, & Agricultural
Real Estate Mortgage    26,367   44.51%   24,892    41.83%   24,357   40.49%
Mortgage Loan Held           -    0.00%        -     0.00%       63    0.10%
for Resale
Personal Loans           3,144    5.31%    3,316     5.57%    3,807    6.33%
Credit Cards-Visa,      21,518   36.32%   22,403    37.65%   21,253   35.33%
MasterCard
Credit Cards-            3,432    5.79%    3,436     5.77%    3,609    6.00%
Proprietary
Overdrafts                 173    0.29%      131     0.22%      186    0.31%
  Loans                 59,243  100.00%  $59,510   100.00%  $60,158  100.00%

     Securities Held to Maturity. Average securities held to maturity decreased $486,000 (5.38%) from the third quarter of 1997. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $878,000 (80.92%) from the third quarter of 1997. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $2,879,000 (16.22%) up from the third quarter of 1997. This increase is mainly due to the decrease in the loan portfolio and the investment securities.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $1,843,000 at September 30, 1998 as compared to $1,567,000 at September 30, 1997. Other real estate totaled $1,357,000 at September 30, 1998 as compared to $1,357,000 at September 30, 1997.

Table 2. NONPERFORMING ASSETS

(Amounts in                    09/30/98 06/30/98  03/31/98 12/31/97 09/30/97
Thousands)
Nonaccrual Loans                     31       94        87       83      210
Restructured Loans                  455      565         -        -        -
Other Real Estate Owned           1,357    1,473     1,473    1,473    1,357
  Total Nonperforming Assets     $1,843   $2,132    $1,560   $1,556   $1,567
    Loans Past Due 90             1,183    1,039       996    1,257    1,501
         Days or More
    Ratio of Past Due             2.00%    1.75%     1.68%    2.18%    2.50%
     Loans to Loans
    Ratio of Nonperforming Assets
     to Loans and Other Real      3.04%    3.50%     2.57%    2.63%    2.55%
     Estate Owned

IMPAIRED LOANS

     As of September 30, 1998, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $13,000. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.


WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
      The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets
Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 5.75% to $3,947,000 at September 30, 1998 from $4,188,000 at September 30, 1997.

      Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.


ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and nine month period ending September 30, 1998 and 1997. The allowance for loan losses as a percentage of loans increased from 2.99% at September 30, 1997 to 3.04% at September 30, 1998. The net charge-off (recoveries) as a percentage of average loans decreased from 4.29% at September 30, 1997 to 1.35% at September 30, 1998.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

 TABLE 3 - ALLOWANCE FOR LOAN LOSSES

                                  Three Months Ended   Nine Months Ended
                                    Sept 30,  Sept 30,  Sept 30,  Sept 30,
(Amounts in Thousands)                  1998     1997      1998      1997
 Balance at Beginning of               1,800   $1,500     1,800    $1,500
  Period
Loans Charged Off                       (495)   (1,131)   (1,520)   (3,320)
Recoveries                                187      196       722       623
Net (Charge Offs) Recoveries            (308)     (935)     (798)   (2,697)
Provision for Loan                       308    1,235       798     2,997
Losses
Balance at End of Period               1,800   $1,800    $1,800    $1,800
Allowance for Loan Losses as a
 Percentage of Loans                  3.04%    2.99%     3.04%     2.99%
Net (Charge Offs) Recoveries as a
 Percentage of Average Loans          0.32%    1.53%     1.35%     4.29%

FUNDING SOURCES:

DEPOSITS

      Deposits. Average deposits totaled $88,042,000 in the third quarter of 1998, a decrease of $2,736,000 (3.01%) from $90,778,000 in the third quarter of 1997.  Average core deposits were $86,650,000 for the third
quarter of 1998 down from $89,373,000 in the third quarter of 1997.   Table
4 presents the composition of average deposits for the three quarters ending September 30, 1998, June 30, 1998, and September 30, 1997.

TABLE 4. DEPOSIT COMPOSITION

                                 For The Three Months Ended
                      Sept 30,           Jun 30,           Sept 30,
                        1998              1998               1997
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
Thousands)
Demand, Noninterest-   $32,790   37.24%  $34,168    37.52%  $32,708   36.03%
Bearing
NOW Accounts            11,916   13.53%   12,066    13.25%   11,899   13.11%
Money Market Deposit     5,773    6.56%    5,843     6.42%    6,149    6.77%
Accounts
Savings Accounts        26,064   29.60%   26,537    29.14%   26,586   29.29%
Other Time Deposits     10,107   11.48%   11,095    12.18%   12,031   13.25%
Total Core Deposits    $86,650   98.42%   89,709    98.51%   89,373   98.45%
Certificates of Deposit of
   $100,000 or more      1,392    1.58%    1,361     1.49%    1,405    1.55%
Total Deposits         $88,042  100.00%  $91,070   100.00%  $90,778  100.00%

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the third quarter of 1998 decreased $8,000 over the same period last year, and decreased $372,000 from the first nine months of 1997. The net interest margin increased to 2.28% for the third quarter of 1998 from 2.22% for the third quarter of 1997.


CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                THIRD QUARTER 1998     THIRD QUARTER 1997
                            Average                   Average
(Amounts in Thousands)      Balance   Interest Rate   Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, Net of Unearned Income(1)(2)
  Taxable                      59,732   2,091 3.50%    61,150  2,118 3.46%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       7,110     105 1.48%    10,558    155 1.47%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             19,865     275 1.38%    18,142    253 1.39%
  Total Interest-Earning       86,707   2,471 2.85%    89,850  2,526 2.81%
Assets
Cash and Due from Banks         5,354                   5,047
Allowance for Loan Losses     (1,792)                 (1,649)
Premises and Equipment          2,558                   2,776
Other Real Estate               1,428                   1,395
Other Assets                    2,713                   2,063
  TOTAL ASSETS                 96,968                 $99,482

    LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               17,689      98 0.55%    18,048    102 0.57%
 Savings Deposits              26,064     187 0.72%    26,586    206 0.77%
 Time Deposits                 11,499     152 1.32%    13,436    170 1.27%
  Total Interest-Bearing       55,252     437 0.79%    58,070    478 0.82%
    Deposits
Federal Funds Purchased
Securities sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,277      56 2.48%     2,285     56 2.45%
  Total Int-Bearing            57,529     493 0.86%    60,355    534 0.88%
    Liabilities
Noninterest-Bearing            32,790                  32,708
   Deposits
Other Liabilities               1,271                   1,485
Shareholders' Equity            5,378                   4,934
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          96,968                 $99,482
Net Interest Income/Spread                    1.99%                  1.93%
Net Interest Margin                           2.28%                  2.22%
 (1) Fee income relating to loans of $157,000 at Sept 30, 1998, and $88,000 at
     Sept 30, 1997 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                            Nine Months Ended 9/98  Nine Months Ended 9/97
                            Average                 Average
(Amounts in Thousands)      Balance   Interest Rate  Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, Net of Unearned Income(1)(2)
  Taxable                      58,899   6,212 3.46%    62,801  6,740 10.73%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       8,752     388 1.47%    10,115    437 4.32%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             20,624     845 1.39%    17,745    723 4.07%
  Total Interest-Earning       88,275   7,445 8.43%    90,661  7,900 8.71%
    Assets
Cash and Due from Banks         5,541                   5,275
Allowance for Loan Losses     (1,808)                 (1,533)
Premises and Equipment          2,615                   2,693
Other Real Estate               1,458                   1,565
Other Assets                    2,826                   2,997
  TOTAL ASSETS                 98,907                 101,658

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               17,956     295 0.57%    18,035    299 1.66%
 Savings Deposits              26,415     606 0.77%    27,288    628 2.30%
 Time Deposits                 12,234     444 1.27%    13,182    494 3.75%
  Total Interest-Bearing       56,605   1,345 2.38%    58,505  1,421 2.43%
Deposits
Federal Funds Purchased
Securities sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,282     160 2.45%     2,350    167 7.11%
  Total Int-Bearing            58,887   1,505 2.56%    60,855  1,588 2.61%
Liabilities
Noninterest-Bearing            33,497                  33,375
  Deposits
Other Liabilities               1,362                   1,396
Shareholders' Equity            5,161                   6,032
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          98,907                 101,658
Net Interest Income/Spread                    5.88%                  6.10%
Net Interest Margin                           6.73%                  6.96%
 (1) Fee income relating to loans of $372,000 at Sept 30, 1998, and $198,000 at Sept 30, 1997 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis

                             Sept, 1998 Compared to Sept, 1997
                                Variance Attributed to (1)
                                                    Net
(Amounts in Thousands)          Volume    Rate      Change
Net Loans:
 Taxable                          (3,902)    -7.27%     (528)
 Tax-Exempt(2)                         -     0.00%        -
Investment Securities                  -     0.00%        -
 Taxable                          (1,363)    -2.85%      (49)
 Tax-Exempt(2)                         -     0.00%        -
Interest-Bearing Deposits              -     0.00%        -
Federal Funds Sold                 2,879    -2.68%      122
  Total Interest-Earning Assets   (2,386)   -12.80%     (455)
Deposits:
 Demand Deposits                     (79)    -1.09%       (4)
 Savings Deposits                   (873)    -1.53%      (22)
 Time Deposits                      (948)    -2.48%      (50)
  Total Interest-Bearing          (1,900)    -0.05%      (76)
Deposits
Federal Funds Purchased                -     0.00%        -
Securities Sold under                  -     0.00%        -
Agreements to Repurchase
Other Short-Term Borrowings            -     0.00%        -
Long-Term Debt                       (68)    -4.66%       (7)
  Total Interest-Bearing          (3,868)    -9.81%     (159)
Liabilities
 (1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
 (2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME AND EXPENSE

     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Noninterest income for the third quarter of 1998 decreased $280,000 or 14.18% from the same period last year. Table 5 presents noninterest income for the three months and nine months ended September 30, 1998 and 1997.

TABLE 5. NONINTEREST INCOME


                       Three Months Ended         Nine Months Ended
                      Sept 30, Sept 30, Increase  Sept 30, Sept 30, Increase
(Amounts in               1998     1997 (Decrease)   1998     1997 (Decrease)
Thousands)
Service Charges           $148     $160    ($12)      $453     $463    ($10)
NSF Charges                171      185     (14)       510      540     (30)
Gain on Sale of              -       16     (16)         -       16     (16)
Securities
Cardholder & Other         124       95       29       323      287       36
Credit Card Income
Membership Fees             50       62     (12)       175      183      (8)
Other Comm & Fees           23       25      (2)        71       74      (3)
ORE Income                   3        2        1        10        9        1
Gain on Sale of ORE         20       26      (6)        20       61     (41)
Other Income                30      158    (128)       133      342    (209)
Total Non-Interest        $569     $729   ($160)    $1,695   $1,975   ($280)
    Income

NONINTEREST EXPENSE

     The major components of noninterest expense represents the cost of operating the banking organization.
     Noninterest expense for the third quarter of 1998 decreased $1,260,000 or 15.74% from the same period last year. Table 6 presents the activity for the three months and nine months ended September 30, 1998 and 1997.


TABLE 6. NONINTEREST EXPENSE



                       Three Months Ended          Nine Months Ended
                      Sept 30, Sept 30, Increase   Sept 30, Sept 30, Increase
(Amounts in               1998     1997 (Decrease)    1998     1997 (Decrease)
Thousands)
Salaries & Benefits       $941     $982    ($41)    $2,708   $3,031   ($323)
Loss on Litigation           -        -        -         -        -        -
Occupancy Expense          466      496     (30)     1,413    1,427     (14)
Advertising Expense         22       35     (13)        78      118     (40)
Communications              46       60     (14)       153      228     (75)
Postage                     84       99     (15)       271      362     (91)
Loan & Credit Card         241      232        9       728      841    (113)
Expense
Professional Fees           44       75     (31)       140      194     (54)
Legal Fees                 131      112       19       384      411     (27)
Insurance &                 23       23      (0)        68       73      (5)
Assessments
Stationery, Forms &         80       92     (12)       221      295     (74)
Supply
ORE Expenses                43       75     (32)       123      254    (131)
Amortization Exp-           54        0       54       102        0      102
PCCRS
Other Operating            132      533    (401)       357      772    (415)
Expense
Total Non-Interest      $2,307   $2,814   ($507)    $6,746   $8,006 ($1,260)
   Expense

INCOME TAXES

     The Company did not record a provision for income taxes for the third quarter of 1998 or 1997. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                               Sept 30, June 30, March 31, Dec. 31,  Sept. 30,
                                 1998     1998      1998     1997     1997
Risk-Based Capital
Tier 1 Risk Based                11.02%   11.18%    10.99%   10.61%   10.44%
  Capital Ratio
Risk Based Capital               12.29%   12.46%    12.26%   11.88%   11.71%
  Ratio
Tier 1 Leverage Ratio             7.21%    7.06%     6.95%    6.84%    6.47%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 35.73% at September 30, 1998, 39.02% at June 30, 1998, and 39.95% at
September 30, 1997.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.



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



                                        BOL BANCSHARES, INC.
                                        (Registrant)




November 11, 1998                       /s/ Peggy L. Schaefer
Date                                    Peggy L. Schaefer
                                        Treasurer