Form 10-K
period 1998-12-31
BOL BANCSHARES INC
filed 1999-04-15
CIK 832818

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

     For the fiscal year ended                         December 31, 1998
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


State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998.

                        Approximately $914,857 (a)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

Common Stock:  $1.00 par value;  179,145 shares outstanding as of February
28, 1999.


(a) For the purposes of this computation, shares owned by directors and executive officers have been excluded.

                                   Cross          Reference           Index
Page

Part I

Item 1:   Business                                                     3
Item 2:   Properties                                                   7
Item 3:   Legal Proceedings                                            8
Item 4:   Submission of Matters to a Vote of Security Holders         10

Part II

Item 5:   Market for Registrant's Common Equity and Related
                Stockholder Matters                                   10
Item 6:   Selected Financial Data                                     11
Item 7:   Management's Discussion and Analysis of Financial Condition and
                Results of Operation                                  12
Item 8:   Financial Statements and Supplementary Data                 42
Item 9:   Changes in and Disagreements with Accountants and Financial
                Disclosure                                            34


Part III

Item 10:  Directors and Executive Officers of the Registrant          35
Item 11:  Executive Compensation                                      36
Item 12:  Security Ownership of Certain Beneficial Owners and
                Management                                            38
Item 13:  Certain Relationships and Related Transactions              38


Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (a)Financial Statements
               Independent Auditor's Report Consolidated Balance Sheets 42
               Consolidated Statements of Income (Loss)                 44
               Consolidated Statements of Comprehensive Income (Loss)   45
               Consolidated Statements of Changes in Stockholder's Equity 46
               Consolidated Statements of Cash Flow                      47
               Notes to Consolidated Financial Statements                49
               Independent Auditor's Report on Supplementary Information
                    Schedules I, II, III                                  70
          (b) Reports    on Form 8-K                                    NONE
          (c) Schedules and Exhibits
               Article 9                                              74

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

     Consumer Loans. The Company's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational and government-sponsored student loans.
     Real Estate Loans. The Company's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
     Commercial Loans (Secured and Unsecured). The Company's commercial loans consist of working capital loans, accounts receivable loans, and inventory loans to small businesses.
     Credit Cards. The Company offers a variety of nationally recognized credits cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 1998, the Company held $21,784,723 in credit card receivables.
     Proprietary Accounts. The Company has a number of proprietary accounts it services. The Company's proprietary accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Company acquires these credit card accounts at a discount, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 1998, the Company held $3,510,152 in proprietary accounts.
     Mortgage Lending. The Company offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Company sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

Lending Policy of The Company
     Lending authority is delegated by the Board of Directors of the Company to loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers. The Company provides written guidelines for lending activities. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Real estate loans usually are made only when such loans are secured by real property located in the Company's primary market area. Unsecured loans, except credit card loans and proprietary accounts, are normally made by the Company only to persons who maintain depository relationships with the Company.
     Under certain circumstances the Company takes investment securities as collateral for loans. If the purpose of the loan is to purchase or carry margin stock, the Company will not advance loan proceeds of more that 10% of the market value of the stock serving as collateral; provided that the stock is considered "Blue Chip". To the extent the issuing company is not considered "Blue Chip", the percentage of loan to value decreases. If the loan proceeds will be used for purposes other than purchasing or carrying margin stock, the Company generally will lend up to 70% of the current market value of the stock serving as collateral.
     Making loans to businesses for working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Company's policy to secure these loans. The Company does not generally make commercial loans secured by inventory, furniture, fixtures, equipment, or accounts receivable.
     The great majority of the Company's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans), because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions. The Company requires that qualified outside appraisers determine the value of any real estate taken as collateral, and the Company will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.
     The Company originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the primary market area. Residential construction loans are made pursuant to Loan Policy guidelines, which are approved by the Company's Loan Committee. Specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately five builders in the Loan Policy guidelines. Each loan is individually reviewed and approved by the loan officer and is subject to a third-party appraisal, and a maximum 100% of the builder's cost, but in no event to exceed 80% of the appraised value loan-to-value ratio.
     These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 1998, approximately $1,055,000 (1.76% of net loans) was outstanding on total residential construction loans, of which none was for acquisition and development loans.
     The Company does not have a rollover policy. Any loan renewal request is reviewed in the same manner as an application for a new loan.
     Inter-agency guidelines adopted by federal bank regulators including the FDIC went into effect, mandating that financial institutions establish real estate lending policies. The guidelines also established certain maximum allowable real estate loan-to-value standards. The Company has adopted the federal standards as its maximum allowable standards, but has had in the past and now has in place loan policies which are, in some cases, more conservative than the FDIC guidelines. The FDIC standards require maximum allowable loan-to-value ratios for various types of real estate loans as set forth below:

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

Loan Review and Nonperforming Assets
     The Company's Loan Committee reviews its loan portfolio to determine deficiencies and corrective action to be taken. The Loan Committee attempts to review 100% of its loan portfolio annually, excluding credit cards and consumer installment loans. The results of the reviews are presented to the Company's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the Loan Committee. A summary report is reviewed monthly by the Company's Executive Committee of the Board of Directors.
     The Credit Card Committee is comprised of various officers who meet weekly and report directly to the Management Committee of the Company consisting of Messrs. Scott and Comiskey and certain other executive officers.
     New credit card accounts are reviewed on a daily basis for compliance with Company credit policy. Review procedures include a determination of whether the appropriate review of employment, residence, and other information has been completed, calculation of the borrower's debt coverage ratio, and analysis of the borrower's credit history to determine if it meets established Company criteria. Policy exceptions are analyzed daily. Delinquencies are monitored daily. Credit card accounts and proprietary accounts without reserves are charged off after 180 days past due in accordance with industry norms and FDIC regulations. Proprietary accounts with reserves are charged back against the proprietor after six consecutive no payments.
     A provision for loan losses and a corresponding increase in the allowance for possible loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency, and current economic conditions.

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

Employees
     As of December 31, 1998, the Company had approximately 153 full-time and approximately 11 part-time employees. The Company considers its relationship with its employees to be very good. The employee benefit programs provided by the Company include group life and health insurance, paid vacations, and sick leave. The Company has no employees who are not employees of the Company. See "Item 11, Executive Compensation".

Item 2
Property
     In addition to its main office, the Company has six branch locations and an operations center. Set forth below is a description of the offices of the Company.

     Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. The purchase was financed by a loan from director Edward J. Soniat to the Company. As of December 31, 1998, there is a balance of $74,633 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. See "Management-- Certain Transactions". The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Company occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The initial term of the club's lease is for 25 years, expiring on December 15, 2003.
     Carrollton Branch. The Carrollton Branch of the Company is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Company leases the office space on a month-to-month basis from Carrollton Central Plaza. The Company pays $2,866 per month in lease payments. The Company was planning to close this branch and relocate to 3401 South Carrollton Avenue, New Orleans, Louisiana. In 1998 Management decided to sell the rights to the lease and this branch will remain in the present location.
     Severn Branch. The Severn Branch of the Company is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Company leases the office space from Severn South Partnership, an affiliate of the Company. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated August 14, 1992, the lease commenced on May 1, 1991, and terminates on May 31, 1999. The lease payments are $12,386, plus a percentage of operating costs, per month.
     Oakwood Branch. The Oakwood Branch of the Company is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space which includes 1,560 square feet of drive-in facility and parking is provided by the shopping center. The Company leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 1991, and terminates on May 31, 2001. The lease payments are $9,343 per month.
     Lapalco Branch. The Lapalco Branch of the Company is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna,

Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Company leases the building from Belle Meade Developers. The lease commenced on January 1, 1996, and terminates on January 1, 2001. The lease payments are $5,508 per month.
     Gause Branch. The Gause Branch of the Company is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The premises consist of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Company owns the building and underlying land upon which this branch is situated. The Company occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 1998 totaled $103,849.
     Tammany Mall Branch. The Tammany Mall Branch of the Company is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Company leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the Company. See Item 13, Certain Relationships and Related Transactions. The lease payments are $6,200 per month.
     Operations Center. The Company's operations center, housing its data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Company leases 20,770 square feet from Severn South Partnership, an affiliate of the Company, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated June 1, 1995, amending both leases, the leases commenced on May 1, 1991, and will terminate on May 31, 1999. The lease payments total $27,421, plus a percentage of operating costs, per month.

Item 3
Legal Proceedings
     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1998, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has countersued and is presently appealing the judgment. The appeal has been pending since June, 1998.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned "nonsufficient funds". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
     3a. Another proprietor filed a separate lawsuit on the same day that the Company initiated proceedings against this proprietor in Louisiana.
The proprietor's suit was filed in the Southern District of New York and alleges that the Company mismanaged the proprietary credit card portfolio. It is known that the principal of the proprietor mentioned in 1. above has assisted in the preparation of this lawsuit and this litigation parrots the lawsuit mentioned in 1. above. The Company has filed a motion to dismiss the suit on the grounds that the parties agreed to litigate in Louisiana and on the further grounds that the Company is not subject to that Court's jurisdiction. The Company also moved to have the matter transferred by the judicial panel on multidistrict litigation.
     These rights were granted and consolidated.
     3b. The new owners of the company mentioned in 3a. above filed a lawsuit in New York, claiming that it had security interest which primed the Company. The present principals came into existence on July 31, 1996 for the sole purposes of taking over the failing company and managing the operations. The new owners filed UCC-1 Statement to protect a consignment agreement it had with the failing company in August, 1996. The Company, on the other hand, filed UCC-1 Statements to protect its credit card portfolio in November and December of 1995. Just prior to the new principals filing in New York, the Company filed suit for declaratory judgment regarding the ranking of the liens in the Eastern District of Louisiana.
     3c. The Company's suit centers around the proprietor sequestering payments which they received from the Company's credit card holders, but never forwarded to the Company. That amount exceeds $423,000.
     On October 1, 1997 the matters were transferred by the judicial panel on multidistrict litigation to the Eastern District of Louisiana and consolidated with the other cases. Hence 3a, 3b, and 3c have become one case.
     The Company sought injunction relief, requiring the proprietor to disclose where the payments were held and to either pay the funds to the Company or deposit the money in the Registry of the Court. On October 2, 1997 in order to avoid a hearing on the preliminary injunction which would have required the proprietor to disclose the location of the sequestered funds, the proprietor agreed to post bond with the Louisiana Federal Court, while drafts were being prepared. On October 15, 1997 the proprietor filed for Chapter 11. The Company requested that the stay be lifted in order to allow its claim against the proprietor to be liquidated and to recoup all of its losses and damages suffered from the proprietor. Trial has been set for June, 1999.
     Expected Results:  The Company filed its UCC-1 Statements first.
There is little doubt that the Company primes the proprietor. The Company anticipates significant recoveries.
     4. The Bank is a defendant in a lawsuit filed by an individual for damages because a settlement draft for $58,685 was forged by an attorney who maintained his trust account with the Bank. The attorney has been disbarred for prior defalcations and is judgment-proof. A provision for loss of $50,000 was charged to operations in 1998. This matter is still pending.
     Expected Results: Since the Bank has a provision for this lawsuit, any further losses would be minimal.

Item 4
Submission of Matters to a Vote of Security Holders
     There were no matters submitted, during the fourth quarter of fiscal year 1998, to a vote of security holders, through the solicitation of proxies.

Item 5
Market for Registrant's Common Equity and Related Stockholder Matters
     There is no established trading market in the shares of Bank Stock as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 1996, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Bank Stock would trade. As of December 31, 1998, the Company had approximately 679 shareholders of record.

1998

                              High       Low
First Quarter                $   7.00    $ 5.00
Second Quarter                   7.00      5.00
Third Quarter                    7.00      5.00
Fourth Quarter                   7.00      5.00


1997

                              High       Low
First Quarter                 $  7.00    $ 5.00
Second Quarter                   7.00      5.00
Third Quarter                    7.00      5.00
Fourth Quarter                   7.00      5.00

Principal Shareholders
     Other than directors, officers, and directors and officers as a group identified in the table in Directors and Executive Officers of the Company, there was one group of individuals who, to the knowledge of management of the Company, beneficially owned 5% or more of the Company Common Stock as of December 31, 1998. See "Item 12 - Security Ownership of certain Beneficial Owners and Management".

Item 6
Selected Consolidated Financial Data of the Company
     The following selected financial data should be read in conjunction with Management's Discussions and Analysis of Financial Condition and Results of Operations of the Company which follows and the Company's financial statements and related notes included elsewhere herein.

                                        For The Years Ended
                                                 December 31,
                              1998       1997      1996      1995      1994

(dollars in thousands, except per share data)
Operations:
 Net Interest Income           $7,828    $8,189   $10,133    $9,061    $8,190
 Provision for Loan Losses      1,085     3,630     2,040     1,749       805
 Non-Interest Income            3,149     2,938     2,440     2,703     3,513
 Non-Interest Expense           9,123    10,643    10,647     9,729    10,045
 Income Tax Expense               263   (1,171)      (20)       141       205
(Benefit)
 Net Income(Loss)                 506   (1,975)      (94)       145       648

Per Share:
 Common Shares Outstanding    179,145   179,145   179,145   179,145   179,258
 Net Income (Loss)               2.83   (11.03)    (0.52)      0.81      3.61
 Cash Dividends - Common         0.00      0.00      0.00      0.00      0.00
 Book Value at End of           20.19     16.62     27.64     28.30     27.64
Period
 Preferred Shares
Outstanding                 2,302,811 2,302,811 2,302,811 2,302,811 2,309,103
 Cash Dividends - Preferred      0.00      0.00      0.00      0.00      0.08
Stock

Balances at End of Period:
 Investment Securities          4,789    10,567     9,060    11,136    15,188
 Fed Funds Sold                26,950    21,150    14,400    10,725     6,075
 Loans, Net of Unearned        61,757    57,619    69,298    74,943    67,802
Interest
 Allowance for Loan Losses      1,800     1,800     1,500     1,500       935
 Other Real Estate Owned        1,357     1,473     2,273     1,994     2,771
 Total Assets                 103,935   102,709   106,091   108,589   103,102
 Total Deposits                94,583    93,941    95,141    97,386    91,764
 Shareholders' Equity           5,920     5,280     7,251     7,368     7,257

Ratios:
 Return on Average Assets       0.51%    -1.95%    -0.09%     0.14%     0.61%
 Return on Average Equity       9.27%   -34.49%    -1.27%     1.87%     9.34%
   Primary Capital to Total
                 Assets and
 Allowance for Possible         5.80%     5.23%     6.93%     6.68%     6.93%
Loan Losses
Allowance for Possible Loan
                     Losses
 as a Percentage of Loans,      2.91%     3.12%     2.61%     2.00%     1.38%
Net
Non-Performing Loans as a
 Percentage of Loans, Net       0.13%     0.15%     0.47%     0.32%     0.36%
(1)
Non-Performing Loans as a
 Percentage of Total Assets     1.38%     1.51%     2.44%     2.05%     2.92%
(2)
Capital Ratios: Bank
 Tier 1 Risk Based Capital     11.36%    10.61%    12.32%    11.46%    11.87%
Ratio
 Risk Based Capital Ratio      12.63%    11.88%    13.58%    12.72%    13.12%
 Tier 1 Leverage Ratio          7.63%     6.84%     8.60%     8.54%     9.43%

   (1) Non-performing loans are comprised of non-accrual loans and restructured loans. As of dates reported, the Company did not have any restructured loans.
  (2) Non-performing assets are comprised of non-performing loans, ORE and other repossessed assets.

Item 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS OF THE COMPANY

     The following discussion and analysis presents the more significant factors affecting the financial condition and results of operations for the years ending December 31, 1998, 1997 and 1996. The consolidated financial statements and related notes should be read in conjunction with this review.

Overview
     The Company has remained constant in total assets in the past five years. The Company had total assets of $103,935,000 at December 31, 1998, and $103,102,000 at December 31, 1994. The Company currently operates through five locations in the metropolitan New Orleans area and two locations in St. Tammany Parish.
     Historically, credit card loans have been an important part of the Company's total loan portfolio. At December 31, 1994, credit card loans were $37,382,000 which was 55.13% of the Company's loan portfolio of $67,802,000. At December 31, 1998, credit card loans totaled $25,200,000, or 40.96% of the Company's total loans. The decrease in the Company's credit card loans is largely attributable to competition from other banks and nontraditional credit card issuers (e.g. AT&T and GMAC), and the loss of proprietary business.
     The Company's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts. This will be accomplished through an aggressive Marketing campaign and the acquisition of several Visa & MasterCard portfolios. During 1998 the Company purchased Visa & MasterCard portfolios totaling $4,792,000, at a premium of $673,000. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income
     The Company's net income for 1998 was $506,000, or $2.83 per share, compared to a net loss of $1,975,000 or $(11.03) per share in 1997, a significant increase. This $2,481,000 increase was primarily due to the decrease in losses suffered by the Company from its credit card portfolio with charge-offs of $1,878,000 in 1998 compared to $3,996,000 in 1997. Net charge-offs totaled $1,086,000 in 1998 as compared to $3,330,000 in 1997 resulting in a decrease of $2,244,000. In addition, an Ore parcel was sold for a gain of $900,000.
     The Company's net loss was $1,975,000, or $(11.03) per share in 1997, compared to net loss of $94,000 or $(0.52) per share in 1996, a significant decrease. This $1,881,000 decrease was primarily due to the increase in losses suffered by the Company from its credit card portfolio. The Reserve for Loan Losses increased to $1,800,000 in 1997 from $1,500,000 in 1996 due to $300,000 charged to operations in order to comply with FDIC regulations with respect to charge-offs in the credit card portfolio. Net charge-offs totaled $3,330,000 in 1997 as compared to $2,040,000 in 1996. This
$1,290,000 increase in net charge-offs occurred mainly in the Company's credit card portfolio and is a result of the economy and overburdened credit card debt of consumers. These losses are, however, consistent with the experience of many banks nationwide with respect to their credit card portfolios.
     The Company's net loss was $94,000, or $(0.52) per share in 1996, compared to net income of $144,000 or $.80 per share in 1995, a significant decrease. This $238,000 decrease was primarily due to the increase in losses suffered by the Company from its credit card portfolio. Net charge-offs totaled $2,040,000 in 1996 as compared to $1,183,000 in 1995. This $857,000 increase in net charge-offs occurred mainly in the Company's credit card portfolio and is a result of the economy and overburdened credit card debt of consumers. These losses are, however, consistent with the experience of many banks nationwide with respect to their credit card portfolios.

Net Interest Income Margin
     Interest income decreased $483,000 or 4.69% to $9,815,000 in 1998 from $10,298,000 in 1997. This decrease is mainly due to a 31.30% decrease in interest income on proprietary credit card loans. Total interest expense decreased $121,000 or 5.78% to $1,987,000 in 1998 from $2,108,000 in 1997.
     Interest income decreased $2,028,000 or 16.46% to $10,298,000 in 1997 from $12,326,000 in 1996. This decrease is mainly due to a 55.72% decrease in interest income on proprietary credit card loans. Total interest expense decreased $85,000 or 3.83% to $2,108,000 in 1997, from $2,193,000 in 1996.
     Interest income increased $836,000 or 7.28% to $12,326,000 in 1996 from $11,490,000 in 1995. This increase is mainly due to a 56.24% increase in interest income on proprietary credit card loans and the continued growth in the credit card portfolio. Total interest expense decreased $236,000 or 9.72% to $2,193,000 in 1996, from $2,429,000 in 1995. This decrease is mainly due to a 17.10% decrease in interest paid on deposits due to an average interest rate paid of 3.27% in 1996 as compared to 3.60% in 1995.
     Interest earned on Federal Funds Sold increased 14.04% in 1998 to $1,145,000 from $1,004,000 in 1997. The average Federal Funds Sold for 1998 was $21,566,000 and $18,372,000 in 1997. The average interest rate earned on Federal Funds Sold in 1998 was 5.31% as compared to 5.46% in 1997. Interest earned on investment securities decreased 22.98% due to a decrease in the average balance to $4,789,000 in 1998 from $10,567,000 in 1997 with an average rate earned of 5.86% in 1998 and 5.78% in 1997.
     Interest earned on Federal Funds Sold increased 72.81% in 1997, to $1,004,000 from $581,000 in 1996, due to an average interest rate earned of 5.47% as compared to 5.28% in 1996. The average Federal Funds Sold for 1997, was $18,372,000 and $10,997,000 in 1996. Interest earned on investment securities increased 15.46% due to a increase in the average balance to $10,232,000 in 1997, from $9,353,000 in 1996, with an average rate earned of 5.78% in 1997, and 5.47% in 1996.
     Commercial loans average balance increased $2,262,000 or 8.42% to $29,121,000 on December 31, 1996, from $26,859,000 on December 31, 1995 due to the Company's continued positive experiences in generating new commercial loans. Interest income on commercial loans increased $212,000 to $2,807,000 in 1996, from $2,595,000 in 1995. The average interest rate charged on commercial loans in 1996, was 9.64% as opposed to 9.66% in 1995. Interest earned on Federal Funds Sold increased 1.96% in 1996, to $581,000 from $570,000 in 1995, due to an average interest rate earned of 5.29% as compared to 5.80% in 1995. The average Federal Funds Sold for 1996, was $10,997,000 and $9,830,000 in 1995. Interest earned on investment securities decreased 26.84% due to a decrease in the average balance to $9,353,000 in 1996, from $13,336,000 in 1995, with an average rate earned of 5.62% in 1996, and 5.39% in 1995.

Accounting for Year 2000 Costs
     The Company's Board of Directors has formulated a policy and has dedicated sufficient funds for the modification and replacement of software and hardware to ensure Year 2000 compliance.
     The Company began its replacement and modification of its software and hardware in late 1995, to ensure that operations would not be impaired by the date change. The related costs are capitalized and depreciated over the useful life of the asset.
     Certification has been received from the Company's vendors to confirm compliance on the respective equipment and software. All critical applications have already been modified and replaced, with one application presently in the migration process. This final replacement will be implemented and fully tested by month end March, 1999.

         Average Balances, Interests and Yields
                                       1998                    1997
                           Average                 Average
(Dollars in Thousands)     Balance  Interest Rate   Balance   Interest  Rate
ASSETS
INTEREST-EARNING ASSETS:
    Loans, net of unearned
              income(1)(2)
  Taxable                    59,335   8,214  13.84%   62,249   8,702 13.98%
  Tax-exempt                    -                       -
Investment securities
  Taxable                     7,768     456   5.86%   10,232     591  5.78%
  Tax-exempt                     -                       -
Interest-bearing deposits        -       -    0.00%      -       -    0.00%
Federal funds sold            21,566   1,145   5.31%   18,372   1,004  5.46%
Total Interest-Earning Assets 88,669   9,815  11.07%   90,853  10,297 11.33%
Cash and due from banks        5,617                   5,314
Allowance for loan Losses     (1,806)                 (1,599)
Premises and equipment         2,592                   2,703
Other Real Estate              1,432                   1,516
Other assets                   2,634                   2,433
  TOTAL ASSETS                99,138                 101,220

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits             18,109     399  2.20%   18,185     396 2.18%
 Savings deposits            26,381     806  3.05%   26,980     829 3.07%
 Time deposits               11,879     569  4.79%   13,174     664 5.04%
Total Interest-Bearing
Deposits                     56,369   1,773  3.15%   58,339   1,889 3.24%
Federal Funds Purchased
Securities sold under
  agreements to repurchase
Other Short-term borrowings       -                       -
Long-Term debt                2,278     214  9.39%    2,333     219 9.39%
  Total Int-Bearing
Liabilities                  58,647   1,987  3.39%   60,672   2,108 3.47%
Noninterest-bearing
deposits                     33,729                  33,389
Other liabilities             1,302                   1,432
Shareholders' equity          5,460                   5,727
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        99,138                 101,220
Net Interest income/spread                   7.68%                  7.86%
Net Interest Margin                          8.83%                  9.01%

(1) Fee income relating to loans of $569,000 in 1998, $231,000 in 1997 and $368,000 in 1996 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1998, 1997, and 1996 using a federal tax rate of 34%.

         Average Balances, Interests and Yields
                                       1997                    1996
                           Average                 Average
(Dollars in Thousands)     Balance  Interest Rate   Balance   Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
    Loans, net of unearned income(1)(2)
  Taxable                    62,249   8,702  13.98%   73,593  11,233 15.26%
  Tax-exempt
Investment securities
  Taxable                    10,232     591   5.78%    9,353     512  5.47%
  Tax-exempt                      -       -   0.00%        -       -  0.00%
Interest-bearing deposits         -       -   0.00%        -       -  0.00%
Federal funds sold           18,372   1,004   5.46%   10,997     581  5.28%
  Total Interest-Earning
Assets                       90,853  10,297  11.33%   93,943  12,326 13.12%
Cash and due from banks       5,314                   5,826
Allowance for loan Losses    (1,599)                 (1,411)
Premises and equipment        2,703                   2,659
Other Real Estate             1,516                   1,827
Other assets                  2,433                   1,951
  TOTAL ASSETS              101,220                 104,795

LIABILITIES AND  SHAREHOLDERS' EQUITY
INTEREST-BEARING
LIABILITIES:
Deposits:
 Demand Deposits             18,185     396   2.18%  19,578     442   2.26%
 Savings deposits            26,980     829   3.07%  25,317     768   3.03%
 Time deposits               13,174     664   5.04%  15,204     759   3.03%
  Total Interest-Bearing
Deposits                     58,339   1,889   3.24%  60,099   1,969   3.28%
Federal Funds Purchased
     Securities sold under
  agreements to repurchase
Other Short-term
borrowings                        -                       -
Long-Term debt                2,333     219   9.39%   2,386     224   9.39%
  Total Int-Bearing
Liabilities                  60,672   2,108   3.47%  62,485   2,193   3.51%
Noninterest-bearing
deposits                     33,389                  33,385
Other liabilities             1,432                   1,529
Shareholders' equity          5,727                   7,396
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY       101,220                 104,795
Net Interest income/spread                   7.86%                  9.61%
Net Interest Margin                          9.01%                  10.79%

(1) Fee income relating to loans of $569,000 in 1998, $231,000 in 1997 and $368,000 in 1996 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1998, 1997, and 1996 using a federal tax rate of 34%.

Rate/Volume Analysis

                           1998 Compared to 1997     1997 Compared to 1996
                         Variance Attributed to (1) Variance Attributed to(1)
                                             Net                      Net
(Dollars in Thousands)     Volume   Rate     Change   Volume   Rate     Change
Net Loans:
 Taxable                   (2,914)  -0.14%    (488) (11,344)  -1.28%   (2,531)
 Tax-exempt(2)                   -   0.00%       -        -    0.00%     -

Investment Securities
 Taxable                   (2,464)   0.09%    (135)     879    0.30%       79
 Tax-exempt(2)                   -   0.00%       -       -     0.00%       -
Interest-bearing deposits        -   0.00%       -       -     0.00%       -
Federal funds sold           3,194  -0.15%      141   7,375    0.18%      423
  Total Interest-Earning
Assets                     (2,184)  -0.26%     (482) (3,090)   -1.79%  (2,029)
Deposits:
 Demand Deposits              (76)   0.02%         3 (1,393)   -0.08%     (46)
 Savings deposits            (599)  -0.02%       (23) 1,663     0.04%      61
 Time deposits
                           (1,295)  -0.25%       (95) (2,030)   0.05%     (95)
  Total interest-bearing
deposits                   (1,970)  -0.09%      (116) (1,760)   -0.04%    (80)
Federal Funds Purchased          -   0.00%       -       -       0.00%     -
Securities sold under            -   0.00%       -       -       0.00%     0
agreements to repurchase
Other Short-term                 -   0.00%       -       -       0.00%     -
borrowings
Long-Term debt                (55)   0.00%        (5)    (53)    0.00%    (5)
  Total Interest-Bearing
Liabilities                (2,025)  -0.09%      (121) (1,813)   -0.04%   (85)

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

Net Interest Income
     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest-bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for 1998 was $7,828,000 compared to $8,189,000 in 1997 and compared to $10,133,000 in 1996.

Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.
     Provisions for loan losses decreased 70.08% to $1,086,000 in 1998, from $3,630,000 in 1997. The provisions for loan losses decreased due a decrease in the amount of the Company's charge-offs to $1,950,000 in 1998, from $4,132,000 in 1997. The higher level of charge-offs in the Company's credit card portfolio compared to other loans is consistent with industry norms and is reflective of the higher credit risk associated with such loans.
     Provisions for loan losses increased 77.94% to $3,630,000 in 1997, from $2,040,000 in 1996. The provisions for loan losses increased due an increase in the amount of the Company's charge-offs to $4,132,000 in 1997, from $2,822,000 in 1996 and an FDIC requirement that the Company charge-off an additional $300,000 to operations to bring the provision for loan losses up to $1,800,000. The higher level of charge-offs in the Company's credit card portfolio compared to other loans is consistent with industry norms and is reflective of the higher credit risk associated with such loans. Additionally, one proprietary merchant was accepting payments but not remitting same to the Bank, which resulted in a total charge-off for this proprietor in the amount of $1,504,000 which is included in the charge-off amount for 1997. See "Legal Proceedings".
     Provisions for loan losses increased 16.64% to $2,040,000 in 1996, from $1,749,000 in 1995. The provisions for loan losses increased due an increase in the amount of the Company's charge-offs to $2,822,000 in 1996, from $1,621,000 in 1995. The higher level of charge-offs in the Company's credit card portfolio compared to other loans is consistent with industry norms and is reflective of the higher credit risk associated with such loans.

Summary of Loan Loss Experience

                                                 December 31,
                              1998       1997      1996      1995      1994
                                       (Dollars in Thousands)
Balance at beginning of
period                          1,800     1,500     1,500       935       934
Charge-Offs:
 Commercial                        24        22        51        31        10
 Real estate                        6        20         -         3        14
 Installment                       43        94        43        34        47
 Credit Cards                   1,877     3,996     2,728     1,553     1,147
Total Charge-offs               1,950     4,132     2,822     1,621     1,218
Recoveries:
 Commercial                        13       100       135         5        80
 Real estate                       30        14         6        45         6
 Installment                       23        24        27        23        29
 Credit Cards                     798       664       614       365       298
Total Recoveries                  864       802       782       438       413
Net charge-offs                 1,086     3,330     2,040     1,183       805
Provision for loan losses       1,086     3,630     2,040     1,749       805
Balance                         1,800     1,800     1,500     1,501       934
Additional Reserve from Proprietor  -         -         -       (1)         1
Balance at end of period        1,800     1,800     1,500     1,500       935
   Ratio of net charge-offs during period
 to average loans               1.83%     5.35%     2.77%     1.68%     1.33%
outstanding
Allowance for possible loan losses as a
 percentage of loans            3.00%     3.12%     2.16%     2.00%     1.38%

Noninterest Income and Expense
     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income as reflected in the below table.
     Total noninterest income increased to $3,149,000 in 1998 from $2,938,000 in 1997 or a 7.20% increase. The gain on sale of ORE income increased to $920,000 in 1998 from $61,000 in 1997 due to the sale of one Ore parcel for a gain of $900,000.
     Total noninterest income increased to $2,938,000 in 1997 from $2,441,000 in 1996 or a 20.36% increase. A judgment rendered against the Bank in 1994, for $390,000 was reversed. The gain on sale of ORE income increased to $61,000 in 1997 from $7,000 in 1996.

Noninterest Income


                                                 December 31,
                                         1998      1997      1996
                                       (Dollars in Thousands)
Service Charges                             653       618       643
NSF Charges                                 666       725       783
Gain on Sale of Securities                    -        16         -
  Cardholder & Other Credit                 456       388       448
                Card Income
Membership Fees                             224       245       218
Other Comm & Fees                            34       101       112
ORE Income                                   13        11        24
Gain on Sale of ORE                         920        61         7
Reversal of Litigation
Settlement                                    -       390         -
Other Income                                185       383       205
   Total Non-Interest Income             $3,149    $2,938    $2,440

Noninterest Expense
     The major components of this group represents the cost of operating the banking organization as reflected in the below table.
     Total noninterest expense decreased 14.28% to $9,124,000 in 1998 from $10,643,000 in 1997. Other operating expenses decreased 45.93% due mainly to the Bank processing payments in the amount of $422,000 that were accepted by a proprietary merchant, but were not remitted to the Bank in 1997.
     Total noninterest expense decreased .04% to $10,643,000 in 1997 from $10,647,000 in 1996. Postage expense decreased 24.72% to $472,000 in 1997 from $627,000 in 1996. In 1997 a judgment was rendered against the bank in a suit filed by a proprietary merchant in the sum of $150,000. Other operating expenses increased 40.36% due mainly to the Bank processing payments in the amount of $422,000 that were accepted by a proprietary merchant, but were not remitted to the Bank. This proprietary merchant is involved in a suit against the Bank.

                                                 December 31,
                                         1998      1997      1996
                                       (Dollars in Thousands)
Salaries & Benefits                       3,670     3,974     4,199
Occupancy Expense                          1956     1,937     1,839
Advertising Expense                         117       153       306
Communications                              208       307       376
Postage                                     357       472       627
Loan & Credit Card Expense                1,005     1,112     1,214
Professional Fees                           218       266       349
Legal Fees                                  524       558       283
Insurance & Assessments                      92        94        94
Stationery, Forms & Supply                  303       375       447
ORE Expenses                                133       337       266
Loss on Litigation                           50       150         -
Equity in Loss of                             -         -         -
  Unconsolidated Subsidiary
Other Operating Expense                     491       908       647
   Total Non-Interest                    $9,124   $10,643   $10,647
Expense

Provision for Income Taxes
     The income tax provision (benefit) for the Company and the Bank on a consolidated basis, for the year 1998 was $263,000 as compared to $(1,171,000) in 1997 and $(20,000)in 1996. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

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

Interest Rate Sensitivity
     The Bank has established, as bank policy, an asset/liability management system that protects Bank profits from undue exposure to interest rate risks. The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Company's policy not to invest in derivatives in the ordinary course of business. The Company performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instrument's next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Company monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
     The interest rate sensitivity structure within the Company's balance sheet at December 31, 1998, has a net interest sensitive asset gap of 17.05% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 7.03%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

     The following table illustrates the Company's interest rate sensitivity at December 31, 1998.

 Interest Rate Sensitivity Analysis
                                   December 31, 1998
                                                                  Over
                        30    60     90     120    180     One    One
                       Days  Days   Days    Days   Days   Year    Year
                                           (Dollars in Thousands)
Total Interest-Earning Assets
Investment Securities-
HTM                       -  3,499       -      -    999      -       -
Investment Securities
- AFS                     -      -       -      -      -      -      20
Loans                 5,068  2,028   6,334  3,739  5,209 17,010  22,370
Loans held for sale       -      -       -      -      -      -       -
Federal funds sold   26,950      -       -      -      -      -       -
Total Interest-
Earning Assets        32,018  5,527   6,334  3,739  6,208 17,010  22,390

Non Earning Assets         -      -       -      -      -      -  10,709

TOTAL ASSETS          32,018  5,527   6,334  3,739  6,208 17,010  33,099


 Interest-Bearing Liabilities
Savings & Now
accounts              15,190      -  25,462      -      -      -       -
Demand & money market  6,981      -       -      -      -      -       -
CD's > $100,000          967    615     607    903  1,432  1,341   3,096
CD's < $100,000            -      -     614      -      -    830     200
Federal Funds
purchased                 -      -       -      -      -      -       -
Repurchase agreements     -      -       -      -      -      -       -
Other short-term
borrowings                -      -       -      -      -      -       -
Notes payable             -      -       -      -      -      -   2,272
Total Interest-
Bearing Liabilities   23,138    615  26,683    903  1,432  2,171   5,568

Non Costing
Liabilities               -      -       -      -      -      -  43,425

TOTAL LIABILITIES     23,138    615  26,683    903  1,432  2,171  48,993

Interest-Sensitivity
Gap                   8,880  4,912 (20,349)  2,836  4,776 14,839 (15,894)
Cumulative Gap        8,880 13,792 (6,557) (3,721)  1,055 15,894       0
 Cumulative Gap/Total Interest-
 Earning Assets       9.53% 14.79%  -7.03% -3.99%  1.13% 17.05%   0.00%

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

Capital Adequacy
     The FDIC's regulations require that a state-chartered bank, such as the Bank of Louisiana maintain a minimum Tier 1 risk based capital ratio of 4% and a risk based capital ratio of 8%. The Bank, however, is required to maintain a Tier 1 leverage ratio of 7.00% as part of a Memorandum of Understanding signed in 1996 which replaces the Memorandum of Understanding dated November 8, 1994. See "Supervision and Regulation Enforcement Action".
     The Bank's "primary capital ratio" is the sum of shareholders' equity divided by total assets. The Bank's capital to asset ratio was 7.63% at December 31, 1998, 6.84% at December 31, 1997, and 8.60% at December 31, 1996.
     The Bank intends on increasing capital by implementing an extensive marketing program and to obtain additional proprietary accounts which will maximize the highest yield possible and thereby improve earnings.

Investment Securities
     The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. Investment securities totaled $4,800,000 at December 31, 1998, $10,500,000 at December 31, 1997, and
$9,000,000 at December 31, 1996. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the Company's securities portfolio was one year or less at December 31, 1998. At December 31, 1998 securities classified as available-for-sale were $291,000 and $1,000,000 at December 31, 1997. The net unrealized holding gain on these securities at December 31, 1998 was $202,000 after taxes compared to net unrealized holding loss of $1,000 after taxes at December 31, 1997.
     At December 31, 1998, the Company classified all of its U. S. Treasury securities and obligations of U.S. government corporations and federal agencies as held-to-maturity.

Distribution of Investment Securities

                                    December 31,
                      1998        1997             1996
                    Amortized Fair   Amortized   Fair  Amortized  Fair
                      Cost   Value    Cost    Value    Cost   Value
                                    (Dollars in Thousands)
   U.S. Treasury securities and
 obligations of U.S. government
 corporations and     4,498   4,514   10,479  10,505   8,977   9,000
agencies
Other investments        90     291       90      90      90      90
    Total             4,588   4,805   10,569  10,595   9,067   9,090

Maturity Distribution of Investment Securities and Average Yields (1)

                    December 31, 1998       December 31, 1997
                    Amortized Fair    Average Amortized   Fair  Average
                      Cost   Value    Yield    Cost   Value   Yield
                                       (2)                     (2)
                                    (Dollars in Thousands)
Available-for-Sale
   U.S. Treasury securities and
obligations of U.S. government
corporations and agencies
Due in 1 year or less     -       -            1,000     999
Due 1-5 years             -       -                -       -   6.03%
    Total                 -       -    0.00%   1,000     999   6.03%

Held-to-Maturity
   U.S. Treasury securities and
obligations of U.S. government
corporations and agencies
Due in 1 year or      4,498   4,514    5.96%   5,491   5,498   5.74%
less
Due 1-5 years             -       -    0.00%   3,988   4,008   6.52%
    Total             4,498   4,514    5.96%   9,479   9,506  12.26%
    (1)  This table excludes equity investments which have no maturity date.
    (2)  Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax- exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

     Included in Investment Securities are equity securities acquired through foreclosure which have no maturity date. Below is a table of these securities at December 31,1998 (dollars in thousands):

Other Securities

Mississippi River Bank      $ 216,920
New Orleans SBIDCO, Inc.       20,000
Liberty Financial Services,    54,480
Inc.

 Total Other Securities     $ 291,400

Loan Portfolio
     Total loans, which includes loan loss reserves and unearned interest, increased $4,138,000 or 7.41% to $59,957,000 at December 31, 1998 from
$55,819,000 at December 31, 1997. This increase was primarily attributable to the increase in the Company's real estate loans of $4,218,000 or 17.12%, an increase in the credit card portfolio of $2,062,000 or 8.88% and by a decrease in installment loans of $3,000,000 or 41.12% over December 31, 1997 total loans.
     Total loans decreased $11,979,000 or 17.67% to $55,819,000 at December 31, 1997 from $67,798,000 at December 31, 1996. This decrease was primarily attributable to the decline in the Company's credit card portfolio by 36.54% to $23,233,000 at December 31, 1997 from $36,609,000 at
December 31, 1996.
     Total loans decreased $5,645,000 or 7.69% to $67,798,000 at December 31, 1996 from $73,443,000 at December 31, 1995. This decrease was primarily attributable to the decline in the Company's credit card portfolio by 9.78% to $36,609,000 at December 31, 1996 from $40,579,000 at
December 31, 1995.

Loans, Net by Category

                                                 December 31,
                              1998       1997      1996      1995      1994
                                       (Dollars in Thousands)

Commercial, financial, &
agricultural                    4,441     4,281     4,390     4,366     5,408
Real estate-mortgage           28,861    24,643    22,370    23,323    19,543
Mortgage Loan Held for
Resale                              -         -         -       256         -
Personal Loans                  3,006     5,106     5,731     6,022     5,482
Credit cards-Visa,
MasterCard                     21,785    20,302    25,265    28,199    27,999
Credit cards-Proprietary        3,510     2,931    11,344    12,380     9,383
Overdrafts                        154       359       207       435       159
  Loans                        61,757    57,622    69,307    74,981    67,974
Less:
 Unearned income                    -         2         9        38       172
 Deferred loan fees(costs),
net                                 -         -         -         -         -
 Allowance for possible
loan losses                     1,800     1,800     1,500     1,500       935
 Loans, net                    59,957    55,820    67,798    73,443    66,867

     The following tables reflect the maturity distribution and interest rate sensitivity of the Company's loan portfolio at December 31, 1998:

Loan Maturity by Type

                                   December 31, 1998
                                   Maturing
                            Within One To    Over
                              One  5 Years 5 Years    Total
                             Year
                                   (Dollars in Thousands)
Commercial,financial and
 agricultural                2,324   1,434       27   3,785
Real estate construction, land
 and land                   19,457   7,601    1,238  28,296
development
All other loans             26,406   2,765      505  29,676
    Total                    48,187  11,800    1,770   61,757

Rate Sensitivity of Loans
Loans:
   With predetermined         43,617  11,800   1,770 57,187
    interest rate
   With floating               4,489                  4,489
        interest rate
 Non-Accrual Loans                81                     81
    Total                     48,187  11,800   1,770 61,757

Nonperforming Assets
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets decreased $118,000 or 7.58% at December 31, 1998, to $1,438,000 from $1,556,000 December 31, 1997. At December 31,
1998 there were no restructured loans.
     Nonperforming assets decreased $483,000 at December 31, 1997, to $1,556,000 from $2,039,000 December 31, 1996. This 23.69% decrease in nonperforming assets in 1997 was the result of the sale of ORE parcels. At December 31, 1997 there were no restructured loans.
     Nonperforming assets decreased $190,000 at December 31, 1996, to $2,039,000 from $2,229,000 at December 31, 1995. This 8.52% decrease in nonperforming assets in 1996 was the result of the sale of ORE. At December 31, 1996 there were no restructured loans.
     Since 1994, the ratio of past due loans to total loans has decreased from 2.98% to 1.42%. During that time, the Company significantly reduced its ratio of nonperforming assets to loans and ORE from a high of 4.27% of total loans at December 31, 1994, to a low of 2.34% at December 31, 1998.
     When a loan is classified as nonaccrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses.

For 1998, the gross amount of interest income that would have been recorded on nonaccrual loans at December 31, 1998, if all such loans had been accruing interest at the original contract rate, was $1,847.

Nonperforming Assets

                                                 December 31,
                              1998       1997      1996      1995      1994
                                       (Dollars in Thousands)
Nonaccrual Loans                   81        83       316       235       240
Restructured Loans                  -         -         -         -         -
Other Real Estate Owned         1,357     1,473     1,723     1,994     2,771
  Total Nonperforming
Assets                          1,438     1,556     2,039     2,229     3,011
Loans past due 90 days or
more                              852     1,257     2,295     1,062     2,020
Ratio of past due loans to      1.42%     2.18%     3.31%     1.42%     2.98%
loans
Ratio of nonperforming assets to loans
 and other real estate          2.34%     2.63%     2.87%     2.90%     4.27%
owned

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.


Other Real Estate
     The Bank's ORE category has also been affected by the depressed economic conditions in Louisiana. This was coupled with the adverse impact the Bank encountered with the merger in 1988, whereby the Bank inherited over $2,500,000 in ORE properties.
     These properties, which are held for sale, are recorded on the Bank's records, at cost, adjusted to the lower of current appraised value. Any difference is charged to the allowance for loan losses in the year of foreclosure. Any subsequent writedowns and income and expenses associated with ORE are included in the income and expense of the Bank.
     ORE totaled $1,357,000 at December 31, 1998, $1,473,000 at December
31, 1997,  and  $1,723,000 at December 31, 1996.   There were no new
parcels added in 1998.
     During the fiscal year 1998 the Bank sold 2 parcels of ORE totaling $116,000 as compared to 7 parcels sold in 1997 totaling $488,000 and 4 parcels totaling $295,000 in 1996. Historically the Bank has always sold ORE parcels for a net gain, $1,036,000 in 1998, $40,000 in 1997, and ($4,000) in 1996. The costs associated with the sales of ORE are minimal as compared to the gains, $1,000 in 1998, $5,000 in 1997, and $2,000 in 1996.
     The Bank annually obtains a current appraisal from a qualified appraiser as to the fair market value of all ORE properties and adjusts the book value accordingly. Management voluntarily recognizes any writedown due to reductions in the fair market value upon receipt of the appraisal.
     Below is a schedule of all ORE parcels held as of December 31, 1998 which are in excess of $50,000.00.

                              Date       Book   Appraisal Appraisal
          Address           Acquired    Value      Date     Amount
                            (Dollars in Thousands)
123-125 Carondelet          01/17/91     $  423 02/12/98       $ 438
617 N. Broad                09/24/91        591 10/09/98         605
27 Audubon Blvd             09/24/91        260 10/15/98         480
1716-18 Baronne             10/05/90         75 12/01/98          85
                                         $1,349

     In addition, any expenditure such as maintenance and repairs, etc. is recognized during the year in which it occurred. The net gain (cost) of operation of ORE totaled $800,000 in 1998, ($266,000) in 1997, ($235,000)
in 1996. The following table reflects a breakdown of the income and expense amounts related to ORE operations:

                                           1998      1997      1996
                            (Dollars in Thousands)
ORE Income
Rental Income                                13        11        24
Gain on Sales                               920        61         7
Total Income                                933        72        31

ORE Expenses
Maintenance, Repairs,                        40        80        38
   Upkeep & Security
Real Estate Fees,                             6         9         8
   Advertising & Appraisals
Insurance                                    49        60        41
Sheriff Sale                                  -         5        11
Legal Fees                                   20       135       125
Taxes                                        18        24        23
Writedowns                                    -         3        10
Loss on Sale                                  -        22        10
Total Expenses                              133       338       266

Net Gain or Loss                          $ 800   $ (266)   $ (235)

Impaired Loans
     A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collectibility concerns.
     Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
     For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
     If the measure of the impaired loan is less that the recorded investment in the loan, including accrued interest net deferred loan fees or costs, and unamortized premium or discount, the Bank recognizes the impairment.
     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the Bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of December 31, 1998 and 1997, the recorded investment in loans that are considered impaired were $0 and $543,900, respectively. Interest income on impaired loans, recognized on the accrual method, of $0 and $46,536 was recognized in 1998 and 1997, respectively.

Watch List
     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk and includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 11.19% to $4,174,000 at December 31, 1998 from $3,754,000 at December 31, 1997.

Deposits
     Total deposits increased $642,000 or .68% to $94,583,000 at December 31, 1998 from $93,941,000 at December 31, 1997. During this period, total liabilities increased $586,000 or .60% to $98,015,000. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 2.93% in 1998. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 15.37% in 1998.
     Total deposits decreased $1,200,000 or 1.26% to $93,941,000 at December 31, 1997 from $95,141,000 at December 31, 1996. During this period, total liabilities decreased $1,481,000 or 1.43% to $97,429,000.
The decrease in deposits occurred principally in money market deposits which decreased $1,649,000 or 23.32% while demand and savings deposits increased $721,000 or .98%. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 2.01% in 1997. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 16.85% in 1997.
     Total deposits decreased $2,245,000 or 2.31% to $95,141,000 at December 31, 1996, from $97,386,000 at December 31, 1995. During this period, total liabilities decreased $2,381,000 or 2.35% to $98,840,000.
The decrease in deposits occurred principally in time deposits which decreased $4,063,000 or 22.05%. Demand, money market, and savings deposits increased $1,818,000 or 2.30 during the same period. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 1.20% to $58,823,000 in 1996. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 4.72% in 1996.
     Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 38.03% of average core deposits in 1998 compared to 26.98% of average core deposits in 1997.
     The average amount of, and average rate paid on deposits by category for the period shown are presented below:

Selected Statistical Information for Deposits
                                        December 31,
                             1998        1997         1996
                           Average      Average      Average
                           Amount   Rate Amount  Rate Amount  Rate
                                    (Dollars in Thousands)
Noninterest-bearing
Deposits                    $33,729 N/A  $33,389 N/A  $33,385 N/A
Interest-bearing Demand
Deposits                     18,109 2.20%  18,185 2.18%  19,578 2.26%
Savings Deposits             26,381 3.05%  26,980 3.07%  25,317 3.03 %
Time Deposits                11,879 4.79%  13,174 2.05%  15,204 3.03%
   Total Average Deposits   $90,098       $91,728       $93,484

The maturities of Certificates of Deposits Greater than $100,000 at December 31, 1998 are listed below:

                                   December 31, 1998
                                   (Dollars in Thousands)
Three months or                             $   614
less
 Over three through                             830
      twelve months
Over twelve months                              200
    Total                                   $ 1,644

Other Liabilities
     The following table summarizes Other Liabilities for the periods ending December 31, 1998, 1997, and 1996.

                                       December 31,
                                         1998      1997      1996
                                       (Dollars in Thousands)
Accrued Expenses Payable                    150       145       173
Accounts Payable                              -         -         -
Deferred Membership Fees                     64        83        69
Blanket Bond Fund                            50        50        50
Other Liabilities                            85       135         6
   Total Other Liabilities                $ 349     $ 413     $ 298

Borrowings
     The Company's long-term debt is comprised primarily of debentures. Each $500 debenture is secured by 39.72 shares of the Subsidiary Bank's stock.
The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $600,000 with a correspondent bank and also has a commitment from an upstream correspondent which will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities.

Shareholders' Equity
     Shareholders' equity increased $640,000 or 12.12% to $5,920,000 at December 31, 1998 from $5,280,000 at December 31, 1997. This increase in shareholders' equity since December 31, 1997, was attributable to $506,000 in net income and an increase in accumulated other comprehensive income of $134,000.
     Shareholders' equity decreased $1,971,000 or 27.19% to $5,280,000 at December 31, 1997 from $7,251,000 at December 31, 1996. This decrease in shareholders' equity since December 31, 1996, was attributable to $1,975,000 in losses.
     Shareholders' equity decreased $117,000 or 1.59% to $7,251,000 at December 31, 1996, from $7,368,000 at December 31, 1995, because of fluctuations in shareholders' equity. Realized shareholder's equity (shareholders' equity excluding net unrealized holdings gains or losses on investment securities classified as available-for-sale) at December 31, 1996 was $7,256,000. The $117,000 decrease in shareholders' equity since December 31, 1995, was attributable to $94,000 in losses and a $23,000 decline in net unrealized value of investment securities, net of tax, classified as available-for-sale.

     The leverage ratio (Tier 1 capital to total assets) at December 31, 1998, was 7.63% compared to 6.84% at December 31, 1997, which are compared to the minimum capital requirement of 4.00%.
     The leverage ratio (Tier 1 capital to total assets) at December 31, 1997, was 6.84% compared to 8.60% at December 31, 1996, which are compared to the minimum capital requirement of 4.00%.
     At December 31, 1998, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 11.36, and the risk based capital ratio was 12.63%.
     At December 31, 1997, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 10.61, and the risk based capital ratio was 11.88%.
     At December 31, 1996, based on the Federal Reserve Board's guidelines, the Company's Tier 1 capital ratio was 12.32%, and the total risk-based capital ratio was 13.58%.
     The ratio of average shareholders' equity to average assets was 5.51% in 1998, 5.66% in 1997, and 7.06% in 1996.

Supervision and Regulation Enforcement Action
     The Bank is currently subject to an enforcement action from its primary regulator, the FDIC, in the form of a Memorandum of Understanding. The revised order was entered into by the Bank and the FDIC on March 12, 1996, as a result of their examination of July 31, 1995 and replaces the Memorandum of Understanding dated November 8, 1994.
     The Memorandum of Understanding is an arrangement between the Bank and FDIC in which the Bank agrees to perform, among other things, the following within specified time periods:
     a)The Bank shall maintain a Tier 1 leverage capital ratio equal to or greater than seven percent, including restricting dividends to a maximum of 50% of the Bank's current year's net income,
     b)Eliminate from its books certain criticized assets and reduce other criticized assets to specified levels,
     c)Initiate and implement a marketing program to dispose of its other real estate in a timely manner,
     d)Formulate and implement a written Profit Plan.
     e)Perform a quarterly review of the adequacy of the Bank's loan valuation reserve. Increase the Bank's allowance for loan and lease losses to $1,800,000 in 1997. (Resulting in a charge to income in 1995 of an additional provision of $300,000 in 1997, respectively.)
     f)Revision of the Bank's loan policy for charging off delinquent credit card loans.

     Bank Management has taken action toward complying with the provisions of the Memorandum of Understanding. Following is the December 31,1998 report.

 A. During the life of the Memorandum, the Bank shall maintain a Tier 1 capital ratio, as defined in Part 325 of the FDIC Rules and Regulations, equal to or greater than seven (7.0) percent.

        The following reflects a monthly breakdown of the current year by month:

               TOTAL                        CAPITAL/ASSET
MONTH       AVERAGE          TOTAL CAPITAL      RATIO
            ASSETS
12-94        103,075,866         8,669,658           8.41%
12-95        104,843,144         8,951,771           8.54%
12-96        104,592,512         9,027,004           8.63%
12-97        101,047,884         7,168,595           7.09% *
01-98         97,634,237         7,206,572           7.38%
02-98         98,696,476         7,265,785           7.36%
03-98         99,434,887         7,299,273           7.34%
04-98         99,712,565         7,313,993           7.34%
05-98         99,714,101         7,316,343           7.34%
06-98         99,628,268         7,431,545           7.46%
07-98         99,282,560         7,388,909           7.44%
08-98         98,986,635         7,409,107           7.48%
09-98         98,697,857         7,415,870           7.51%
10-98         97,696,413         7,821,644           8.01%
11-98         97,766,996         7,832,838           8.01%
12-98         99,393,215         7,587,688           7.63%

  * Due to Deferred Tax Assets disallowed for regulatory capitalpurposes in the amount of $415,000, the actual Tier 1 Capital Ratio is 6.84%.

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

The bank is in compliance and the following reflects a monthly breakdown:

MONTH       DIVIDENDS    NET EARNINGS       PERCENT PAID
            DECLARED
12-94         424,484.62           848,969          50.00%
12-95               0.00           282,113           0.00%
12-96               0.00            75,233           0.00%
12-97               0.00       (1,829,936)           0.00%
01-98               0.00            37,977           0.00%
02-98               0.00            97,189           0.00%
03-98               0.00           130,678           0.00%
04-98               0.00           145,397           0.00%
05-98               0.00           147,748           0.00%
06-98               0.00           262,949           0.00%
07-98               0.00           220,314           0.00%
08-98               0.00           240,512           0.00%
09-98               0.00           247,275           0.00%
10-98               0.00         1,123,049           0.00%
11-98               0.00         1,132,543           0.00%
12-98         387,500.00           857,933          45.17%

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

All Charge offs as recommended in the Jun 1997 Exam were completed before the September Call Report. In July 1997, the reserves were increased $300m, in
Aug. 1997 $422m was charged off due to a proprietary merchant payments and in Sept 1997, the doubling effect of 180 day chrgoffs were realized.

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

     (ii) Realistic and comprehensive budgets,prepared on at least an annual basis.

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

  NOTE: As per the visitation dtd 3-3-97, the YTD earnings have not met the projections as outlined in the 1997 Budget. REVISED BUDGET SUBMITTED FOR
APPROVAL AT THE AUDIT & FINANCE MTG 6-3-97; Revised & approved again 9-9- 97,
1998 budget approved in Dec 1997.

   (v)Periodic compensation review, including amounts and costs of life insurance coverage carried on senior officers.

 The Salary Administration Committee meets quarterly to review salaries, transfers, promotions, etc. Life insurance compensation will be reviewed annually by the board.

     (b) By December 31, 1996, a separate Profit Plan for 1997 shall be completed which incorporates the minimum requirements set forth in subparagraph (a) above.

   The bank has always completed its fiscal budget plans,before year end and intends to continue. The 1996 Budget was forwarded to the FDIC & OFI in February 1996 and each year thereafter in a timely manner.

F. Effective with the date of this Memorandum, the Bank's board of directors shall review, on at least a quarterly basis, the adequacy of the Bank's loan valuation reserve and make such entries(charges to current operating income)

as are necessary to provide a loan valuation reserve that is adequate in light of the condition of the loan and credit card portfolios at that time.

   (a) In reviewing the adequacy of the loan valuation reserve,consideration shall be given to the volume and severity of adverse loan and credit card account classifications at the latest FDIC and State examinations, the volume of delinquent loans and credit card accounts,the results of the Bank's loan review function, any growth in the loan and credit card portfolios, and any other factors appropriate in the circumstances. The basis upon which the determination of adequacy and adjustments to the reserve are made shall be reduced to writing and made a part of the minutes of the board.

This is done on a quarterly basis and presented to the Audit & Finance
Committee.

    b)Notwithstanding the provisions of the above paragraph, the Bank's allowance for loan and lease losses shall be increased to at least
$1,500,000, subsequent to charge-offs required in Paragraph A, less any amount collected on the loans and credit cards classified "Loss" in the July 31, 1995, Reports of Examination. Reports of Condition and Income filed with the FDIC for September 30, 1995, shall reflect an adequate reserve for loan and lease losses as required by this paragraph. If necessary to comply, amendments shall be filed by the Bank.

        The Allowance for Loan Loss Reserves was increased to $1,500,000, retroactive December 31, 1995 and the 12/31/95 Call Report was amended.

G. Within 60 days from the date of this MEMORANDUM, the bank shall revise its loan policy as necessary to address the deficiencies discussed on pages 8.1 and 8.2 of the July 31, 1995, reports of examination. At a minimum, revisions will include procedures for charging off delinquent credit cards which conform with the Uniform Policy for classification of Consumer Installment Credit
Based on Delinquency Status and procedures to assure that the Bank's assets and income are not materially overstated by accrued interest on severely elinquent credit card accounts.

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

     Bank management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of Operations.
     The Bank is required to maintain minimum amounts of capital to total
"riskweighted" assets, as defined by banking regulators. At December 31, 1998, the Bank is required to have a minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at that date were 11.36% and 12.63, respectively. Primary capital to assets ratios for the Bank were 7.63% for 1998, 6.84% for 1997, and 8.60% for 1996.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure
     All audit services for the Company and the subsidiary are performed by LaPorte, Sehrt, Romig and Hand, Certified Public Accountants. The same firm will be retained to perform audit services in 1999.

Item 10
Directors and Executive Officers of the Company


                                  Company           Company      Principal
                                  Common            Preferred    Occupation
                                  Stock             Stock        For Last Five
                                  Beneficially      Beneficially Years If Not
                                  Owned             Owned         With The
Name (Age)         Position         Number Percent Number Percent  Company
                  Held
G. Harrison Scott  Director;           699 0.39%  89,819 3.90%           N/A
(75)               Chairman of the
                   Board of the
                     Company and
                        the Bank

James A. Comiskey  Director;        35,226 19.66%  83,886 3.64%           N/A
(72)                President of the
                     Company and
                        the Bank

Douglas A.         Director of         215  0.12%   9,324 0.41%    President,
Schonacher         the
(68)                 Company and                                   V.I.P. Dist.
                        the Bank

Gordon A. Burgess  Director of       1,015  0.57%  36,164 1.57%    President,
                  the
(65)                 Company and                                   Tangipahoa
                        the Bank                                   Parish
                                                                   Council

Lionel J. Favret,  Director of         571  0.32%  31,656 1.38%      Retired
Sr.                the
(87)                 Company and
                        the Bank

Louis G. Grush,    Director of       2,094  1.17%   4,662 0.20%      Retired
DDS                the
(71)                 Company and
                        the Bank

Gerry E. Hinton    Director of       5,330  2.97%   2,387 0.10%   Chiropractor
                  the
(68)                 Company and
                        the Bank

Leland L. Landry   Director of       3,800  2.12%   2,387 0.10%      President,
                  the
(72)                 Company and                                   Landry Realty
                        the Bank

Edward J. Soniat   Director of       8,214  4.59%  234,475 10.18%  President,
                  the
(86)                 Company and                                   Blaise
                        the Bank
                   and Secretary                                   Parking
                          of the
                   Company                                          Enterprise
                                                                   Corp.

Peggy L. Schaefer  Treasurer of          -      -      -    -           N/A
(47)                the Company and Senior
                    Vice President, and
                    Chief Financial
                    Officer of the Bank

     Directors and executive officers of the Company each serve for a term of one year.
     Messrs. Scott, Comiskey, Favret, and Soniat have served as directors since 1981. Messrs. Burgess, Grush, Hinton, Landry, and Schonacher have served as directors since 1988. Mr. Scott has served as Chairman of the Board of the Company since 1981. Mr. Soniat has served in his capacity as Secretary of the Company since 1988. Ms. Schaefer has served in her capacity as Treasurer of the Company since 1988.
     As of December 31, 1998, all directors, as a group, own directly or indirectly 57,164 shares of Common Stock and 494,760 shares of Preferred Stock, representing 31.91% and 21.48% respectively of outstanding shares.
     No family relationships exist among the current directors or executive officers of the Company or the Bank, and, except for service as directors of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.
     The Company does not have standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.

Item 11
Executive Compensation
     The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director other than Messrs. Scott and Comiskey an honorarium for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee in the amount of $200, $150, and $150, respectively. The Board of Directors approved a 50% reduction of the above honorarium from $400, $300, and $300, respectively to the above amounts at the June 10, 1997 meeting. On December 29, 1998, the Board of Directors approved the reinstatement of the honorarium to the full amount.
     From October 1, 1990, through June 30, 1992, these honorariums were loaned by the director-recipients to the Company. The total amount of these loans to the Company as of December 31, 1997, was $733,986, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.
     The following table sets forth compensation for the Company's executive officers for the years 1998, 1997, and 1996:

                    Annual Compensation


                                      Other
                                      Annual      All Other
Name and Principal  Year   Salary    Compensation Compensation
Position                      ($)        ($)       ($)
G. Harrison Scott,   1998      89,800    20,500     19,494
Chairman of the
Board                1997      89,800    29,042     19,494
                     1996      89,800    41,000     19,494

James A. Comiskey,   1998      89,800    20,500     19,000
President            1997      89,800    29,042     19,000
                     1996      89,800    41,000     19,000

     The Board of Directors also approved a 50% reduction of Other Annual Compensation, as reflected above, at the June 10, 1997 meeting. On December 29, 1998, the Board of Directors also approved the reinstatement of Other Annual Compensation to the full amount. In addition to the cash compensation shown in the foregoing table, the Company provides an automobile and certain club memberships for Messrs. Scott and Comiskey.
The Company also provides life insurance policies for Messrs. Scott and Comiskey. Upon the death of the insured, the Company is entitled to receive all of the premiums it paid on behalf of Messrs. Scott and Comiskey, but in no event more that $150,000 per man. The Company provided Messrs. Scott and Comiskey with life insurance policies in which Messrs. Scott and Comiskey name the beneficiary and own their respective policies. The Company paid $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy in 1998.

Committees of the Board of Directors of the Company and the Bank
     During fiscal year 1998, the Board of Directors of the Company held a total of 6 meetings, and the Board of Directors of the Bank held a total of 13 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served. Neither the Board of Directors of the Company nor the Bank has a standing compensation committee or committee performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing function.
     The Board of Directors of the Bank does have an Audit and Finance Committee consisting of Messrs. Favret (chairman), Landry, and Soniat, and two rotating members selected from Messrs. Burgess, Grush, Hinton, and Schonacher. The Audit and Finance Committee receives information from management, reviews financial reports and delinquency reports, and coordinates and reviews the work performed by the Bank's internal auditor and the Bank's certified public accountants. The Audit and Finance Committee met 12 times in 1998.
     The Bank also has an Executive Committee consisting of six permanent members and two rotating members. The permanent members of the Executive Committee in 1997 were Messrs. Scott (chairman), Comiskey, Favret, Soniat, Hinton, and Burgess, and the rotating members were selected from Messrs. Grush, Landry, and Schonacher. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 27 times in 1998.

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

     As of December 31, 1998, the following persons were known to be the beneficial owners of more than 5% of the Bank's stock.

                      Security Ownership Of Certain Beneficial
                        Owners and Management

Name & Address Of   Title Of    Amount & Nature Of        Percent
Beneficial Owners   Class       Beneficial Ownership     Of Class
James A. Comiskey   Common                      35,226      19.66%
1100 City Park Ave. Preferred                   83,886       3.64%
New Orleans, LA                        Owned directly
70119

Edward J. Soniat    Common                       8,214       4.59%
49 Oriole Street    Preferred                  234,475      10.18%
New Orleans, LA                        Owned directly
70124

Shannon,Sharry,Slade & Rick, LLC
55481 Highway 433   Common                      55,992      31.26%
Slidell, LA 70461-                      Owned directly **
9702

** As of March 1998, G. Harrison Scott transferred 55,992 shares in BOL Bancshares, Inc. to a limited liability company named the Shannon, Sharry, Slade & Rick, L.L.C. (Limited Liability Company). Since that date, he has transferred 90% of the ownership of the L.L.C. to his children, Shannon, Sharry, Slade & Rick. He has retained a 10% interest in the company and is the managing officer.

Item 13
Certain Relationships and Related Transactions
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with officers, directors and principal shareholders and their associates, on substantially the same term and conditions, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and that do not involve more than the normal risk of collectability or presents other unfavorable features.
     The aggregate amount borrowed by all officers, directors, and their associates totaled $1,053,824 at December 31, 1998 and the highest aggregate amount borrowed during the year totaled $1,398,575. These aggregate amounts represented 13.79% and 18.31% respectively of the total capital of the Bank. The following data is as of December 31, 1998.

     The Bank has one outstanding loan to Mr. Gordon A. Burgess, director, in the amount of $10,226 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $12,101. The loan is scheduled to mature February 9, 1999, and is secured by signature only.
     The Bank has one outstanding loan to Mr. Burgess' corporation, Mal, Inc., in the amount of $360,913 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $372,494. The loan is scheduled to mature January 25, 1999, and is secured by real estate.
     The Bank has one outstanding loan to Mr. Leland L. Landry, director, in the amount of $116,496 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $120,932. The loan is scheduled to mature January 22, 1999, and is secured by real estate.
     The Bank has two outstanding loans to Mr. Douglas A. Schonacher, director, in the amount of $113,024, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $125,744. The loans are scheduled to mature February 5, 1999, and is secured by real estate.
     The Bank has three outstanding loans to Mr. Schonacher's corporation, VIP, Inc. in the amount of $104,138, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $175,882. The loan is scheduled to mature February 9, 1999, and is secured by real estate.

     The Bank has one outstanding loan to Mr. Soniat's corporation, The Fisk Corp. in the amount of $147,264, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $163,776. The loan is scheduled to mature March 12, 1999, and is secured by real estate.
     On September 30, 1991, the Bank purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500.
The building serves as the Bank's main office. The purchase was financed by a loan from Mr. Soniat to the Company. There is currently a balance of $74,633 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured September 30, 1996. Mr. Soniat has agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis which, unless changed, would fully amortize this loan on September 30, 2006.
     The Bank leases space for its operations center under four separate leases from Severn South Partnership, a limited partnership for which Messrs. Scott and Comiskey are the only two general partners. There are 13 limited partners, of which three also serve as directors of the Bank, namely Messrs. Scott, Comiskey, and Soniat. The Bank pays $27,921, plus a percentage of operating costs, per month for the leased premises. Management believes that the terms of the leases are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated June 1, 1995, with respect to this office space expires on May 31, 1999.
     The Bank leases the facilities for its Severn Branch from Severn South Partnership. The Bank pays $12,456, plus a percentage of operating expenses, per month. Management of the Company believes that the terms of the lease are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated June 1, 1995, with respect to this office space expires on May 31, 1999.
     The Bank leases its Tammany Mall branch office on a month-to-month basis from the Tammany Mall Partnership. This partnership is a limited partnership consisting of Messrs. Scott and Comiskey as the only general partners and of the 12 limited partners, five are currently directors of the Bank, namely, Messrs. Scott, Comiskey, Hinton, Landry and Grush. The Bank pays $6,200 per month for the leased premises. Management of the Company believes that such lease payments are comparable to what would have been paid to an unrelated party for similarly situated space at the time the lease was executed.

Item 14
Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                           BOL BANCSHARES, INC.
                               & SUBSIDIARY

                             December 31, 1998



                      Audits of Financial Statements

                             December 31, 1998
                                    and
                             December 31, 1997



To the Board of Directors
BOL Bancshares, Inc.
 & Subsidiary
                       Independent Auditor's Report

     We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 1998 and December 31, 1997, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


                                        /s/ Laporte, Sehrt, Romig & Hand

                                      A Professional Accounting Corporation

Metairie, LA
January 14, 1999



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

                     BOL BANCSHARES, INC. & SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS



                                  ASSETS

                                                 December 31,
                                                     1998         1997
Cash and Due from Banks
Non-Interest Bearing Balances and Cash             $6,692,995  $7,734,005
Federal Funds Sold                                 26,950,000  21,150,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
$4,514,374
in 1998 and $9,510,313 in 1997)                     4,497,942   9,478,718
Securities Available-for-Sale, at Fair Value          291,400   1,088,663
Loans - Less Allowance for Loan Losses of
$1,800,000
in 1998 and 1997, and Unearned Discounts
of $-0- in 1998 and $1,847 in 1997                 59,957,087  55,819,114
Property, Equipment and Leasehold Improvements
(Net
of Depreciation and Amortization)                               2,697,583
                                                    2,505,740
Other Real Estate                                   1,356,893   1,473,160
Other Assets                                        1,311,319   1,658,277
Deferred Taxes                                        287,277     618,684
Income Taxes Receivable                                     -     876,831
Letters of Credit                                      84,052     113,532

                                                 $103,934,705 $102,708,567

The accompanying notes are an integral part of these financial statements.

     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,
                                                   1998         1997
LIABILITIES
Deposits
Non-Interest Bearing                            $36,826,094  $35,124,103
Interest Bearing                                 57,757,018    8,816,434
Notes Payable                                     2,272,387    2,283,508
Other Liabilities                                   349,431      412,886
Accrued Litigation Settlement                       200,000      150,000
Letters of Credit Outstanding                        84,052      113,532
Accrued Interest                                    525,969      528,269

Total Liabilities                                98,014,951   97,428,732

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
2,302,811 Shares Issued and Outstanding in        2,302,811    2,302,811
1998 and 1997
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 1998       179,145      179,145
and 1997
Accumulated Other Comprehensive Income              133,187        (569)
Capital in Excess of Par - Retired Stock             14,888       14,888
Retained Earnings                                 3,289,723    2,783,560

Total Stockholders' Equity                        5,919,754    5,279,835


                                               $103,934,705 $102,708,567

The accompanying notes are an integral part of these financial statements.

   BOL BANCSHARES, INC. & SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                               For the Years Ended
                               December 31,
                                1998       1997        1996
INTEREST INCOME              $9,815,065 $10,297,883 $12,326,563

INTEREST EXPENSE              1,986,681   2,108,592  2,193,255

Net Interest Income           7,828,384   8,189,291 10,133,308

PROVISION FOR LOAN LOSSES     1,085,625   3,630,273  2,039,779

Net Interest Income After
Provision
for Loan Losses               6,742,759   4,559,018  8,093,529

OTHER INCOME
Service Charges on Deposit
Accounts                      1,318,419   1,398,552  1,481,144
Other Non-Interest Income     1,830,992   1,133,436    958,796
Reversal of Litigation                -     390,000          -
Settlement
Gain on Sale of Securities            -      15,860          -

Total Other Income            3,149,411   2,937,848  2,439,940

OTHER EXPENSES
Salaries and Employee         3,669,949   3,974,048  4,189,606
Benefits
Occupancy Expense             1,956,172   1,937,416  1,848,469
Loss on Litigation               50,000     150,000          -
Other Non-Interest Expense    3,447,384   4,581,491  4,609,011

Total Other Expenses          9,123,505  10,642,955 10,647,086

INCOME (LOSS) BEFORE
INCOME TAX EXPENSE (BENEFIT)    768,665 (3,146,089)  (113,617)

INCOME TAX EXPENSE (BENEFIT)    262,502 (1,170,803)   (20,028)

NET INCOME (LOSS)              $506,163 ($1,975,286)  ($93,589)

EARNINGS (LOSS) PER SHARE OF
COMMON STOCK                      $2.83    ($11.03)    ($0.52)

The  accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                     For the Years Ended
                                     December 31,
                                       1998         1997         1996
NET INCOME (LOSS)                      $506,163 ($1,975,286)    ($93,589)

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding Gains (Losses)
on
Investment Securities Available-for-Sale
Arising During the Period               133,806        3,919     (21,960)

Less:  Reclassification Adjustment for
Gains Included in Net Income               (50)         (81)      (1,483)

OTHER COMPREHENSIVE INCOME              133,756        3,838     (23,443)

COMPREHENSIVE INCOME (LOSS)            $639,919 ($1,971,448)   ($117,032)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Accumul- Capital
                                        ated   In
                                       Other  Excess
                                                of
                    Preferred Common  Comprehen  Par  Retained
                                       -sive
                                       Income  Retired Earnings     Total
                       Stock   Stock           Stock

BALANCE - December    $2,302,811 $179,145  $19,036 $14,888 $4,852,435 $7,368,315
31, 1995

Other Comprehensive
Income,
Net of Applicable
Deferred
Income Taxes                -       - (23,443)     -         -  (23,443)

Net (Loss) for the          -       -        -     -  (93,589)  (93,589)
Year 1996

BALANCE - December    2,302,811 179,145  (4,407) 14,888 4,758,846 7,251,283
31, 1996

Other Comprehensive
Income,
Net of Applicable
Deferred
Income Taxes                -       -    3,838     -         -     3,838

Net (Loss) for the          -       -        -     - (1,975,286) (1,975,286)
Year 1997

BALANCE - December    2,302,811 179,145    (569) 14,888 2,783,560 5,279,835
31, 1997

Other Comprehensive
Income,
Net of Applicable
Deferred
Income Taxes                -       -  133,756     -         -   133,756

Net Income for the          -       -        -         506,163   506,163
Year 1998                                          -

BALANCE - December    $2,302,811 $179,145 $133,187 $14,888 $3,289,723 $5,919,754
31, 1998

The accompanying notes are an integral part of these financial statements.

   BOL BANCSHARES, INC. & SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Years Ended

                                          December 31,
                                            1998       1997      1996
OPERATING ACTIVITIES
Net Income (Loss)                          $506,163 ($1,975,286) ($93,589)
Adjustments to Reconcile Net Income
(Loss) to Net
Cash Provided by Operating Activities:
Provision for Loan Losses                 1,085,625  3,630,273 2,039,779
Depreciation and Amortization Expense       454,298    422,750   365,574
Amortization of Investment Security           2,170        280    15,218
Premiums
Accretion of Investment Security           (20,221)   (23,660)  (29,102)
Discounts
(Increase) Decrease in Deferred Income      262,503  (293,968)    55,425
Taxes
Loss on Sale of Property and Equipment            -      3,083     2,421
(Gain) Loss on Sale of Other Real Estate  (919,733)   (39,508)     2,690
(Increase) Decrease in Other Assets and
Prepaid Taxes                             1,223,789  (484,534) (592,676)
Decrease in Other Liabilities, Accrued
Interest and Accrued Loss Contingency      (15,755)   (77,116) (132,050)
Net Decrease in Mortgage Loans
Held for Resale                                   -          -   255,750
Gain on Available-for-Sale Securities             -   (15,860)         -

                                          2,578,839  1,146,454 1,889,440

INVESTING ACTIVITIES
Proceeds from Sale of Available-for-Sale
Securities                                        -     16,145     7,226
Purchases of Available-for-Sale                   -          - (999,687)
Securities
Proceeds from Available-for-Sale
Securities
Released at Maturity                      1,000,000          - 1,000,000
Proceeds from Held-to-Maturity
Investment Securities
Released at Maturity                      5,500,000  4,000,000 7,500,000
Purchases of Held-to-Maturity Investment
Securities                                (501,250) (5,478,359) (5,452,950)

Proceeds from Sale of Property and              858      1,987     3,545
Equipment
Purchases of Property and Equipment       (263,313)  (442,258) (479,953)
Proceeds from Sale of Other Real Estate   1,036,000    527,605   292,600
Purchases of Loans                       (4,792,309)         -         -
Net (Increase) Decrease in Loans          (431,289)  8,110,638 3,325,261

Net Cash Provided by Investing            1,548,697  6,735,758 5,196,042
Activities

The  accompanying notes are  an  integral part of these financial statements.

    BOL BANCSHARES, INC. & SUBSIDIARY
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                           For The Years Ended

                                           December 31,
                                             1998      1997        1996
FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest
Bearing
and Interest Bearing Deposits              $642,575 ($1,200,099) ($2,245,832)
Proceeds from Issuance of Long-Term Debt          -   1,793,000          -
Principal Payments on Long-Term Debt       (11,121) (1,893,980)    (3,915)

Net Cash Provided by (Used in) Financing
Activities                                  631,454  (1,301,079) (2,249,747)

NET INCREASE IN CASH AND CASH
EQUIVALENTS                               4,758,990   6,581,133  4,835,735

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                         28,884,005  22,302,872 17,467,137

CASH AND CASH EQUIVALENTS -
END OF YEAR                              $33,642,995 $28,884,005 $22,302,872


SUPPLEMENTAL DISCLOSURES:

Additions to Other Real Estate through           $0    $240,716    $34,130
Foreclosure

Cash Paid During the Year for Interest    $1,988,981  $2,060,102 $2,179,307

Cash Paid During the Year for Income             $0          $0   $153,476
Taxes

Market Value Adjustment for Unrealized
Gain (Loss)
on Securities Available-for-Sale           $202,660      $5,815  ($35,520)

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

CASH AND DUE FROM BANKS
     The Bank considers all amounts Due from Banks and Federal Funds Sold to be cash equivalents.

     The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,240,000 and $1,283,077 for the years ended December 31, 1998 and 1997, respectively.

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

ACCOUNTING STANDARDS NOT YET ADOPTED
     Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" is effective for the quarter ended September 30, 1999. This statement will require all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. The Company currently has no derivatives; therefore, adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
ACCOUNTING STANDARDS NOT YET ADOPTED (Continued)

     Statement of Financial Accounting Standards No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" is effective for the first fiscal quarter beginning after December 15, 1998. This statement establishes standards for the way that mortgage banking enterprises classify mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments, after the securitization of mortgage loans held for sale. Adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

NOTE B
OTHER REAL ESTATE
     The Subsidiary Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Subsidiary Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the allowance for loan losses in the year of foreclosure.

     The net income (expense) from Other Real Estate totaled $799,942 in 1998, ($264,432) in 1997 and ($235,365) in 1996.

NOTE C
LOANS
     Major classification of loans are as follows:

                                               December 31,
                                            1998         1997
          Real Estate Mortgages           $28,861,280  $24,643,062
          Commercial                        4,441,110    4,280,928
          Personal                          3,006,321    5,105,613
          Credit Cards                     25,294,875   23,232,424
          Overdrafts                          153,501      358,934

                                           61,757,087   57,620,961
          Unearned Discounts                    -            1,847

                                           61,757,087   57,619,114
          Allowance for Loan Losses         1,800,000    1,800,000

                                          $59,957,087  $55,819,114

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C
LOANS (Continued)
     The following is a classification of loans by rate and maturity:
(Dollar amounts in thousands)

                                               December 31,
                                                 1998        1997
     Fixed Rate Loans:
          Maturing in 3 Months or Less   $         5,077     $    7,294
          Maturing Between 3 and 12 Months        16,504         14,941
          Maturing Between 1 and 5 Years          33,837         27,777
          Maturing After 5 Years                   1,770          2,210

                                                  57,188         52,222
     Variable Rate Loans:
          Maturing Quarterly or More Frequently    4,229          4,747
          Maturing Between 3 and 12 Months           259            569
          Non-Accrual Loans                           81             83

                                                  61,757         57,621
     Less:  Unearned Discount                          -              2
     Less:  Allowance for Loan Losses              1,800          1,800

          Net Loans                          $    59,957    $    55,819

      As of December 31, 1998 and 1997, the recorded investment in loans that are considered impaired under SFAS 114 and 118 were $-0- and $543,900, respectively. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio. Interest income on impaired loans, recognized on the accrual method, of $-0- and $46,536 was recognized in 1998 and 1997, respectively.

     During 1998, the Bank purchased credit card portfolios totaling $4,792,309, at a premium of $672,514. The premium is being amortized as an adjustment to interest income over three years. Unamortized premiums at December 31, 1998 totaled $514,378.

NOTE D
NON-PERFORMING ASSETS

     Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the balance sheet under the account caption, "Other Real Estate", and amount to $1,356,893 at December 31, 1998 and $1,473,160 at December 31, 1997. In
addition, during 1996, the subsidiary bank purchased land occupied by an "Other Real Estate" property for $550,000. This investment, which was included in Other Assets, was sold during 1998.

     Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

     At December 31, 1998, $80,572 of loans were in the non-accrual status and $1,847 of interest was foregone in the year then ended. At December 31, 1997, $82,798 of loans were in the non-accrual status and $18,866 of interest was foregone in the year then ended.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E
INVESTMENT SECURITIES
     Carrying amounts and approximate market values of investment securities are summarized as follows:

     Securities held-to-maturity consisted of the following at December 31, 1998:

                                       Gross    Gross
                           Amortized Unrealized Unrealized Fair
                             Cost      Gains    Losses      Value
U.S. Treasury Securities  $4,497,942   $ 16,432$  -      $ 4,514,374

    Securities available-for-sale consisted of the following at December
31, 1998:

                                       Gross    Gross
                          Amortized Unrealized Unrealized Fair
                             Cost      Gains    Losses    Value

    Equity Securities       $89,601    $201,799 $-      $291,400

     Securities held-to-maturity consisted of the following at December 31, 1997:

                                       Gross    Gross
                          Amortized Unrealized Unrealized Fair
                             Cost      Gains    Losses    Value

U.S. Treasury Securities   $9,478,718 $31,595  $-      $9,510,313


    Securities available-for-sale consisted of the following at December
31, 1997:

                                       Gross    Gross
                          Amortized Unrealized Unrealized  Fair
                             Cost      Gains    Losses     Value

    Equity Securities       $89,601    $-       $-      $ 89,601
U.S. Treasury Securities    999,924   -          862     999,062

                            $1,089,525 $-       $862   $1,088,663

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E
INVESTMENT SECURITIES (Continued)

     The maturities of investment securities at December 31, 1998 are as follows:

             Securities  Held-to-MaturitySecurities Available-for-Sale
                          Amortized      Market      Amortized
                            Market
                             Cost       Value      Cost     Value
  Amounts maturing in:
     One year or less   $  4,497,942  $4,514,374  $ 89,601 $291,400

     During 1997 and 1996, the Bank sold securities available-for-sale for total proceeds of $16,145 and $7,226, resulting in gross realized gains of $15,860 and $-0-, respectively.

     Securities of $1,099,921 at December 31, 1998 and $973,000 at December 31, 1997 were pledged to secure public funds.


NOTE F
INCOME TAXES
     The components of the provision for income tax expense (benefit) are:

                                    1998       1997       1996
Current                            $-        $(876,831) $(59,302)
Reduction for Excess Provision
in Prior Year:                      -         (11,060)   (16,151)
       Deferred                  262,502     (282,912)     55,425

Total Provision for
Income Tax                       $262,502   $(1,170,803)  $(20,028)

                    BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F
INCOME TAXES (Continued)

     A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                     1998      1997       1996
 Computed Tax at the Expected
      Statutory Rate             $261,346  $(1,069,670)  $  (38,630)
 Reduction for Excess Provision
      in Prior Year                   -        (11,060)     (16,151)
          Tax Exempt Income           -        (98,835)         -
          Other Adjustments         1,156         8,762       34,753
       Income Tax Expense (Benefit)
           for Operations        $262,502   $(1,170,803)  $  (20,028)



                                     1998      1997       1996

Income Taxes Currently Receivable:
Current Income Tax Expense
   (Benefit) from Operations     $   -      $(876,831)   $(75,453)
           Other Adjustments         -          -         16,151
           Prepaid Tax               -          -        (187,728)

           Income Tax Receivable   $-        $(876,831) $(247,030)

     Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

     There were net deferred tax assets of $287,277 and $618,684 as of December 31, 1998 and December 31, 1997, respectively. The major temporary differences which created deferred tax assets and liabilities are as follows:

                                                1998      1997
Unrealized Gain on Securities
FASB 115 Adjustment                          $(44,110)  $  29,441
Allowance for Loan Loss                        19,573     119,303
Accumulated Depreciation                     (114,456)  (123,455)
Other Real Estate                              30,034     169,619
Accruals not Deductible Until Paid             53,086     126,435
Net Operating Loss and Tax Credit Carryforward 262,145    237,573
Contributions Carryforward                     13,005       8,768
Accrued Litigation Settlement                  68,000      51,000

                                             $287,277   $ 618,684

     The net operating loss carryforwards of $72,269 and $578,692 expire in the years 2013 and 2012, respectively.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                December 31,
                                             1998         1997
Furniture and Equipment                    $3,835,320  $3,585,226
Bank Owned Vehicles                            78,691      78,691
Leasehold Improvements                        375,817     363,455
Land                                          468,425     468,425
Buildings                                   1,334,075   1,334,075

                                            6,092,328   5,829,872
Less: Accumulated Depreciation and
  Amortization                              3,586,588   3,132,289

                                           $2,505,740  $2,697,583

     Depreciation and amortization expense aggregated $454,298 in 1998, $422,750 in 1997 and $365,574 in 1996.

NOTE H
ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses were as follows:

                                        For The Years Ended
                                            December 31,
                                    1998       1997       1996
           Balance - January 1   $1,800,000  $1,500,000 $1,500,000
           Provision Charged to:
             Operations           1,085,625   3,630,273  2,039,779
           Loans Charged Off     (1,950,067) (4,132,454)(2,822,245)
           Recoveries               864,442   802,181      782,466

           Balance - December 31 $1,800,000  $1,800,000 $1,500,000

NOTE I
STOCKHOLDERS' EQUITY

PREFERRED STOCK
     8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,302,811 shares issued and outstanding in 1998 and 1997. Preferred stock ranks prior to common stock as to dividends and liquidation.

COMMON STOCK
     Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 1998 and 1997.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J
EARNINGS PER COMMON SHARE
     Earnings per share are computed using the weighted average number of shares outstanding which was 179,145 in 1998, 1997 and 1996. There was no provision for dividends for the years ended December 31, 1998, 1997 or 1996.

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

                                    1998       1997       1996
Credit Card Arrangements    $54,089,000    $53,467,000 $ 76,577,000
Commitments To Extend Credit    557,000        611,000      564,000

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

     The Subsidiary Bank in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits. In one such case, the Subsidiary Bank is a defendant in a lawsuit filed by another bank. Outside counsel for the Subsidiary Bank has advised that at this stage in the proceedings he believes the probable outcome to be favorable to Bank of Louisiana. The Subsidiary Bank believes the suits are without merit and intends to defend vigorously its position.

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

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                             1998        1997
          Balance - January 1              $1,083,723  $1,010,085
          New Loans Made and Renewals       1,128,335     379,832
          Repayments and Maturities        (1,158,234)   (306,194)

          Balance - December 31            $1,053,824  $1,083,723

     The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 1998, 1997 and 1996 totaled $479,388, $492,459 and $487,464, respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended December 31, 1998, 1997 and 1996.

     At December 31, 1998 and 1997 amounts due to Officers and Directors of the Company, including accrued interest, totaled $733,986 and $692,910, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 1998 and 1997, $211,000 were to Officers and Directors of the Company (see Note Q). Another note payable to Director totaled $74,633 and $79,754 at December 31, 1998 and 1997, respectively, and is also disclosed in Note Q.

NOTE M
LEASES
     The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2001. Two of the leases are with related parties, as discussed in Note L. In addition, the Subsidiary Bank rents office space on a month-to-month basis from non-related groups. Various pieces of data processing equipment are also leased.

     The total minimum rental commitment at December 31, 1998, under the leases is $598,917 which is due as follows:

         December 31,
           1999                                        $373,921
           2000                                         174,036
           2001                                          50,960

                                                       $598,917

     For the years ended December 31, 1998, 1997 and 1996, $805,605, $813,003 and $800,890 was charged to rent expense, respectively.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M
LEASES (Continued)

     The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2003.

     Minimum future rentals to be received on non-cancelable leases as of December 31, 1998 for each of the next 5 years and in the aggregate are:

         December 31,
           1999                                        $113,580
           2000                                         110,935
           2001                                          88,624
           2002                                          39,256
           2003                                          25,976

                                                       $378,371

NOTE N
LETTERS OF CREDIT
     Outstanding letters of credit were $84,052 and $113,532 as of December 31, 1998 and 1997, respectively.


NOTE O
INTEREST BEARING DEPOSITS
     Major classifications of interest bearing deposits are as follows:

                                               December 31,
                                             1998         1997
          NOW Accounts                   $13,340,333  $14,287,953
          Money Market Accounts            6,750,080    5,422,849
          Savings Accounts                27,061,209   25,016,124
          Certificates of Deposit Greater
            Than $100,000                  1,643,514    1,337,240
          Other Certificates of Deposit    8,961,882   12,752,268

                                         $57,757,018  $58,816,434

     The maturities of Certificates of Deposit Greater than $100,000 at December 31, 1998 are as follows: (Dollar amounts in thousands)

          Three Months or Less                          $   614
          After Three Months Through One Year               830
          After One Year Through Three Years                200

                                                        $ 1,644

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE Q
NOTES PAYABLE
     The following is a summary of notes payable at December 31, 1998 and 1997:

                                                    December 31,
                                                  1998         1997
          Notes payable to Directors of the Company,
           payable on demand, interest at 10%.      $410,754 $  410,754

          Notes payable to Director, interest at
           13.5%, maturing September 30, 2006,
           monthly payments of $1,298.                74,633     79,754

          Debentures payable, due July 2000, interest at
           9%, callable at 103%, 102% and 101% of
           face value during the first, second, and third
           years, respectively, following the closing date,
           interest payable semi-annually, each $500
           debenture secured by 39.72 shares of the
           Subsidiary Bank's stock.                1,787,000  1,793,000

                                                  $2,272,387 $2,283,508

     Following are maturities of long-term debt:

            December 31,
               1999                                    $416,612
               2000                                   1,793,700
               2001                                       7,663
               2002                                       8,763
               2003                                      10,023
               Subsequent to 2003                        35,626

                                                       $2,272,387

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R
INTEREST INCOME AND INTEREST EXPENSE
     Major categories of interest income and interest expense are as follows:


                               December 31,
                                 1998         1997         1996
INTEREST INCOME
Interest and Fees on Loans:
Real Estate Loans              $2,424,581   $2,213,306  $2,279,618
Installment Loans                 390,419      464,362     518,544
Credit Cards and Related
Plans                           4,896,216    5,404,070   7,907,016
Commercial and all
Other Loans                       502,902      620,352     527,692
Interest on Investment Securities -
U.S. Treasury and Other
Securities                        455,529      591,415     512,231
Interest on Federal Funds Sold  1,145,418    1,004,378     581,462

                               $9,815,065  $10,297,883 $12,326,563

INTEREST EXPENSE
Interest on Time Deposits
of $100,000 or More               $61,204      $59,565     $55,212
Interest on Other Deposits      1,711,816    1,829,451   1,908,487
Interest on Other Borrowed
Funds                               1,824          220       6,041
Interest on Notes Payable         211,837      219,356     223,515

                               $1,986,681   $2,108,592  $2,193,255

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE S
NON-INTEREST INCOME AND NON-INTEREST EXPENSES
     Major categories of other non-interest income and non-interest expenses are as follows:


                                  December 31,
                                      1998         1997          1996
OTHER NON-INTEREST INCOME
Cardholder and Other Charge Card
Income                                 $679,405      $632,747      $664,919
Data Processing and Items                   175           850        30,047
Processing
Other Commission and Fees                87,634        91,921        99,580
Other Real Estate Income                932,905        72,620        30,610
Other Income                            130,873       335,298       133,640

                                     $1,830,992    $1,133,436      $958,796


OTHER NON-INTEREST EXPENSE
Loan and Charge Card Expenses        $1,005,179    $1,111,666    $1,213,951
Communications                          565,470       779,843     1,002,981
Stationery, Forms and Supplies          302,858       374,799       447,213
Professional Fees                       741,324       823,220       631,580
Insurance and Assessments                92,049        93,869        94,441
Advertising                             116,638       153,145       306,031
Miscellaneous Losses                     53,461       492,512       212,931
Promotional Expenses                    154,636       146,253       148,748
Other Real Estate Expenses              132,962       337,052       265,975
Other Expenses                          282,807       269,132       285,160

                                    $3,447,384    $4,581,491   $4,609,011

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


             BOL BANCSHARES, INC.
           CONDENSED BALANCE SHEETS

                                                December 31,
                                                  1998       1997
ASSETS
Due from Banks                                   $599,241   $586,622
Due from Subsidiary                               118,738          -
Securities Available-for-Sale, at Fair Value      271,400          -
Other Assets                                       31,959    921,438
Investment in Bank of Louisiana                 7,640,086  7,168,026

                                               $8,661,424 $8,676,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                                  $2,272,386 $2,283,508
Accrued Expenses                                   10,000        -
Due to Subsidiary                                       -    750,130
Accrued Interest                                  390,673    362,613
Shareholders' Equity                            5,988,365  5,279,835

                                               $8,661,424 $8,676,086

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


    BOL BANCSHARES, INC.
 STATEMENTS OF INCOME (LOSS)


                               December 31,
                                 1998         1997         1996
INCOME
Dividend Income - Bank of        $387,500           $0          $0
Louisiana
Interest Income                    18,223       19,753      26,273
Miscellaneous Income                    -        3,327          19

                                  405,723       23,080      26,292
EXPENSES
Interest                          211,837      219,357     223,515
Other Expenses                     35,218       23,951      15,427

                                  247,055      243,308     238,942

INCOME (LOSS) BEFORE EQUITY
IN UNDISTRIBUTED EARNINGS
(LOSS) OF SUBSIDIARY              158,668    (220,228)   (212,650)

Equity in Undistributed
Earnings (Loss) of Subsidiary     471,491  (1,829,936)      46,760

INCOME (LOSS) BEFORE
INCOME TAX BENEFIT                630,159  (2,050,164)   (165,890)

INCOME TAX BENEFIT                 77,803       74,878      72,301

NET INCOME (LOSS)                $707,962  ($1,975,286)  ($93,589)

BOL BANCSHARES, INC. & SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T
CONDENSED FINANCIAL INFORMATION -PARENT COMPANY ONLY (Continued)


       BOL BANCSHARES, INC.
     STATEMENTS OF CASH FLOWS


                                   December 31,
                                       1998          1997          1996
OPERATING ACTIVITIES
Net Income (Loss)                      $707,962   ($1,975,286)   ($93,589)
      Adjustments to Reconcile Net
                  Income (Loss) to
    Net Cash Provided by (Used in)
              Operating Activities
Equity in Undistributed (Earnings)
  Loss of Subsidiary                  (471,491)      1,829,936    (46,760)
Net (Increase) Decrease in Other
Assets                                  889,478        156,612   (215,461)
Net Increase in Other Liabilities        38,060         50,249     40,597

Net Cash Provided by (Used in)
     Operating Activities              1,164,009         61,511   (315,213)

INVESTING ACTIVITIES
Investment in Available-for-Sale
Securities                            (271,400)              -           -

Net Cash Used in Investing
Activities                            (271,400)             -            -

FINANCING ACTIVITIES
Repayments of Advances to
Subsidiaries                                  -         22,853     130,047
Repayments of Advances from
Subsidiaries                          (791,065)              -           -
Increase in Due From Subsidiary        (77,803)              -    (12,999)
Proceeds from Issuance of Long-
Term Debt                                     -      1,793,000           -
Repayment of Long-Term Debt             (11,122)    (1,893,980)     (3,915)

Net Cash Provided by (Used in)
     Financing Activities              (879,990)       (78,127)     113,133

   NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                  12,619        (16,616)   (202,080)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                       586,622        603,238       805,318

CASH AND CASH EQUIVALENTS -
END OF YEAR                            $599,241       $586,622    $603,238

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE U
CONCENTRATIONS OF CREDIT
     All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE V
COMPREHENSIVE INCOME
     Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available for sale during 1998, 1997 and 1996. The following represents the tax effects associated with the components of comprehensive income:

                                  December 31,
                                      1998         1997          1996
Gross Unrealized Holding Gains(Losses)
Arising During the Period             $202,736        $5,938    ($33,273)
Tax (Expense) Benefit                 (68,930)       (2,019)      11,313
                                       133,806         3,919     (21,960)

Reclassification Adjustment for
Gains Included in Net Income              (76)         (122)      (2,247)
Tax (Expense) Benefit                      26            41           764

                                          (50)          (81)      (1,483)

Net Unrealized Holding Gains(Losses)
Arising During the Period             $133,756        $3,838    ($23,443)

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

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W
REGULATORY MATTERS (Continued)

c) Initiate and implement a marketing program to dispose of its other real estate in a timely manner,

d)   Formulate and implement a written Profit Plan,

e) Perform a quarterly review of the adequacy of the Bank's loan valuation reserve. Increase the Bank's allowance for loan and lease losses to $1,800,000 in 1997. (Resulting in a charge to income of an additional provision of $300,000 in 1997),

f) Revision of the Bank's loan policy for charging off delinquent credit card loans.

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

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

     At December 31, 1998, the Bank is required to have a minimum Tier I leverage capital and minimum Tier I and Total capital risk based ratio of 4.00%, 4.00% and 8.00%, respectively. The Bank's actual risk based ratios at that date were 11.36% and 12.63%, respectively. Tier I leverage capital ratios for the Subsidiary Bank were 7.63% for 1998 and 6.84% for 1997.


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

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE X
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

     The estimated fair values of the Bank's financial instruments are as follows:

                                             December 31, 1998
                                            Carrying      Fair
                                             Amount      Value
          Financial Assets:

          Cash and Short-Term Investments $ 33,642,995  $ 33,642,995
          Investment Securities              4,789,342     4,805,774
          Loans                             61,757,087    61,649,167
          Less:  Allowance for Loan Losses   1,800,000     1,800,000

                                          $101,989,424  $101,897,936

          Financial Liabilities:

            Deposits                       $94,583,112 $94,668,116

          Unrecognized Financial Instruments:

          Commitments to Extend Credit     $  472,526  $  472,526
          Commercial Letters of Credit         84,052      84,052
          Credit Card Arrangements         54,089,000  54,089,000

                                          $54,645,578  $54,645,578

To the Board of Directors
    BOL Bancshares, Inc.
& Subsidiary

                       Independent Auditor's Report
                       on Supplementary Information

     Our report on our audit of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 1998 and 1997 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   /s/ Laporte, Sehrt, Romig & Hand

                                      A Professional Accounting Corporation


     January 14, 1999


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

            BANK OF LOUISIANA
        SUPPLEMENTARY INFORMATION

                SCHEDULE I
              BALANCE SHEETS
              UNCONSOLIDATED

                  ASSETS

                                            December 31,
                                              1998        1997
Cash and Due from Banks
Non Interest Bearing Balances and Cash     $6,692,995  $7,734,005
Federal Funds Sold                         26,950,000  21,150,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
$4,514,374 in 1998 and $9,510,313 in1997)   4,497,942   9,478,718
Securities Available-for-Sale, at Fair         20,000   1,088,663
Value
Loans: Less Allowance for Loan Losses of
$1,800,000
in 1998 and 1997 and Unearned Discount of
$-0-
in 1998 and $1,847 in 1997                 59,957,087  55,819,114
Property, Equipment and Leasehold
Improvements (Net
of Depreciation and Amortization)           2,505,740   2,697,583
Other Real Estate                           1,356,893   1,473,160
Other Assets                                1,279,358   1,613,670
Deferred Taxes                                355,889     618,684
Due from Parent                                     -     801,953
Letters of Credit                              84,052     113,532

Total Assets                             $103,699,956 $102,589,082

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-Interest Bearing                       $36,943,605 $35,128,504
Interest Bearing                            58,238,748  59,398,655
Other Liabilities                              339,431     412,886
Letters of Credit Outstanding                   84,052     113,532
Due to Parent                                  118,738      51,823
Accrued Litigation Settlement                  200,000     150,000
Accrued Interest                               135,296     165,656

Total Liabilities                           96,059,870  95,421,056

STOCKHOLDERS'  EQUITY
Common Stock - 143,000 Shares Issued and
Outstanding                                  1,430,000   1,430,000
Accumulated Other Comprehensive Income               -       (569)
Surplus                                      4,616,796   4,616,796
Retained Earnings                            1,593,290   1,121,799

Total Stockholders' Equity                   7,640,086   7,168,026

Total Liabilities and Stockholders' Equity $103,699,956 $102,589,082

See independent auditor's report on supplementary information.

      BANK OF LOUISIANA
  SUPPLEMENTARY INFORMATION

         SCHEDULE II
 STATEMENTS OF INCOME (LOSS)
       UNCONSOLIDATED

                                For The Years Ended
                                           December 31,
                                  1998        1997        1996
INTEREST INCOME                 $9,815,065 $10,297,883 $12,326,563
INTEREST EXPENSE                 1,793,067   1,908,988   1,996,013

Net Interest Income              8,021,998   8,388,895  10,330,550

PROVISION FOR LOAN LOSSES        1,085,625   3,630,273   2,039,779

    Net Interest Income After Provision
For Loan Losses                  6,936,373   4,758,622   8,290,771

OTHER INCOME
Service Charges on Deposit
Accounts                         1,318,419   1,398,552   1,481,144
Other Non-Interest Income        1,830,992   1,130,109     958,777
Reversal of Litigation
Settlement                               -     390,000           -
Gain on Securities                 201,799      15,860           -


                                 3,351,210   2,934,521   2,439,921

OTHER EXPENSES
Salaries and Employee
Benefits                         3,669,949   3,974,048   4,189,606
Occupancy Expense                1,956,172   1,937,416   1,848,469
Equity in Loss of
Unconsolidated Subsidiary                -           -           -
Loss on Litigation                  50,000     150,000           -
Other Non-Interest Expense       3,412,166   4,557,540   4,593,584


                                 9,088,287  10,619,004  10,631,659

INCOME (LOSS) BEFORE
INCOME TAX EXPENSE (BENEFIT)     1,199,296  (2,925,861)     99,033

INCOME TAX EXPENSE (BENEFIT)       340,305  (1,095,925)     52,273

NET INCOME (LOSS)                 $858,991 ($1,829,936)    $46,760

EARNINGS (LOSS) PER SHARE
OF COMMON STOCK                      $6.01    ($12.80)       $0.33

See independent auditor's report on supplementary information.

   BANK OF LOUISIANA
     SUPPLEMENTARY
      INFORMATION

      SCHEDULE III
STATEMENTS OF CHANGES IN
  STOCKHOLDERS' EQUITY
     UNCONSOLIDATED

                                 Accumulated
                                   Other
                         Common  Comprehensive          Retained
                         Stock    Income     Surplus    Earnings      Total

BALANCE - December   $1,430,000   $19,036  $4,616,796 $2,904,975 $8,970,807
31, 1995
Net Income for the Year       -         -           -     46,760     46,760
1996

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                   -  (23,443)           -          -   (23,443)

BALANCE - December   $1,430,000  ($4,407)  $4,616,796 $2,951,735 $8,994,124
31, 1996
Net Loss for the Year         -         -           - (1,829,936)(1,829,936)
1997

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                   -     3,838           -          -      3,838

BALANCE - December   $1,430,000    ($569)  $4,616,796 $1,121,799 $7,168,026
31, 1997
Net Income for the Year       -         -           -    858,991    858,991
1998

Cash dividends declared for
 the Year ($2.71 per          -         -           -  (387,500)  (387,500)
share)

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                   -       569           -          -        569

BALANCE - December   $1,430,000        $0  $4,616,796 $1,593,290 $7,640,086
31, 1998

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





                                        BOL BANCSHARES, INC.

                                    /s/ Peggy L. Schaefer
                                        Peggy L. Schaefer
                                             Treasurer

                                        3-23-99
                                         Date








Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1999.




/s/ G. Harrison Scott-Director                  /s/ Gerry E. Hinton-Director

/s/ Lionel J. Favret, Sr.-Director              /s/ James A. Comiskey-Director

/s/ Leland L. Landry-Direcor                   /s/ Edward J. Soniat-Director