Form 10-Q
period 1999-03-31
BOL BANCSHARES INC
filed 1999-05-13
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               March 31, 1999


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


     Common Stock, $1 Par Value - 179,145 shares as of April 30, 1999.






                    BOL BANCSHARES, INC. & SUBSIDIARY
                                        INDEX


                                                               Page No.


PART 1. Financial Information

     Item 1: Financial Statements

                  Consolidated        Statement        of         Condition
3

          Consolidated Statements of Income                            5

            Consolidated   Statements   of  Comprehensive   Income   (Loss)
6

          Consolidated Statements of Changes in
               Stockholder's Equity                                    7

                Consolidated       Statement       of       Cash       Flow
8

               Notes      to      Consolidated     Financial     Statements
9



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



Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)


                                              March 31,   Dec. 31,  March 31,
(Amounts in thousands)                             1999       1998       1998

ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,489      6,693      7,632
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
3/31/99, 12/31/98, & 3/31/98 respectively         4,019      4,498      9,486
were
$4,021,000, $4,514,000, and $9,514,000)
 Securities Available for Sale                      291        291         90
Federal Funds Sold                               32,325     26,950     21,245
Loans, net of Unearned Discount                  57,237     61,757     59,129
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold
Improvements
 (Net of Depreciation and Amortization)           2,641      2,506      2,605
Other Real Estate                                 1,415      1,357      1,473
Deferred Taxes                                      288        287        618
Letters of Credit                                    84         84        113
Other Assets                                      1,164      1,312      1,767
     TOTAL ASSETS                              $105,153   $103,935   $102,358

See accompanying notes to Financial
Statements




                             BANCSHARES, INC.

              CONSOLIDATED STATEMENT OF CONDITION (Continued)



                                              March 31,   Dec. 31,  March 31,
(Amounts in thousands)                             1999       1998       1998

LIABILITIES
Deposits:
 Non-Interest Bearing                            36,659     36,826     34,389
 Interest Bearing                                59,014     57,757     59,277
     TOTAL DEPOSITS                              95,673     94,583     93,666
Notes Payable                                     2,271      2,272      2,282
Letters of Credit Outstanding                        84         84        113
Accrued Litigation Settlement                       200        200        150
Accrued Interest                                    446        526        498
Other Liabilities                                   657        350        290
     TOTAL LIABILITIES                           99,331     98,015     96,999
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  3/31/99, 12/31/98, and 3/31/98                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  3/31/99, 12/31/98, and 3/31/98                    179        179        179
Accumulated Other Comprehensive Income              133        133          -
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 3,290      2,784      2,783
Current Earnings                                    (98)        506         79
     TOTAL STOCKHOLDERS' EQUITY                   5,822      5,920      5,359
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $105,153   $103,935   $102,358



See accompanying notes to Financial
Statements



                             BANCSHARES, INC.

                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                              March 31,             March 31,
(Amounts in thousands)                             1999                  1998

INTEREST INCOME
Interest and Fees on Loans                        1,941                 2,015
Interest on Time Deposits                             -                     -
Interest on Securities Held to Maturity              60                   140
Interest and Dividends on Securities                  2                     6
Available for Sale
Interest on Federal Funds Sold                      340                   275
Other Interest Income                                 -                     -
Total Interest Income                             2,343                 2,436
INTEREST EXPENSE
Interest on Deposits                                418                   458
Interest on Federal Funds Purchased                   -                     -
Other Interest Expense                                9                    10
Interest Expense on Notes Payable                     3                     3
Interest Expense on Debentures                       40                    39
Total Interest Expense                              470                   510
NET INTEREST INCOME                               1,873                 1,926
Provision for Loan Losses                            98                   300
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                   1,775                 1,626
OTHER INCOME
Service Charges on Deposit Accounts                 283                   331
Cardholder & other credit card income               155                   149
ORE Income                                            2                     3
Other Operating Income                               94                    92
Gain on Sale of Securities                            -                     -
Total Other Income                                  534                   575
OTHER EXPENSE
Salaries and Employee Benefits                      995                   827
Occupancy Expense                                   485                   480
Loan & Credit Card Expense                          253                   230
ORE Expense                                          33                    41
Other Operating Expense                             641                   544
Total Other Expenses                              2,407                 2,122

Income Before Tax Provision                         (98)                    79

Provision (Benefit) For Income Taxes                  -                     -

NET INCOME                                        ($98)                   $79


Earnings Per Share of Common Stock              ($0.55)                 $0.44

See accompanying notes to Financial
Statements


                           BOL BANCSHARES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)





                                      March             March
                                      31,               31,
(Amounts in thousands)                  1999              1998

NET INCOME (LOSS)                        ($98)               $79

OTHER COMPREHENSIVE INCOME, NET OF
TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-
Sale,
Arising During the Period
                                                               1

Less:  Reclassification Adjustment
for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME

COMPREHENSIVE INCOME (LOSS)              ($98)               $80

See accompanying notes to Financial
Statements



                           BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                   (Unaudited)



          (Amounts in                 ACCUMULATE CAPITAL IN
           thousands)                      D
                                         OTHER   EXCESS OF
                                      COMPREHEN-    PAR
                      PREFERR  COMMON    SIVE     RETIRED  RETAINE
                         ED                                      D
                       STOCK   STOCK    INCOME     STOCK   EARNING  TOTAL
                                                              S
Balance December 31,    2,303     179        (1)        15   2,783   5,279
1997

Other Comprehensive
Income, net of
  applicable deferred
               income
taxes                                          1                         1

Net Income                                                      79      79

Balance - March 31,     2,303     179          -        15   2,862  $5,359
1998




Balance December 31,    2,303     179        133        15   3,290   5,920
1998

Other Comprehensive
Income, net of
  applicable deferred
               income
taxes                                                                    -

Net Income (Loss)                                             (98)    (98)

Balance - March 31,     2,303     179        133        15   3,192  $5,822
1999




                           BOL BANCSHARES, INC.

                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

(Amounts in thousands)                                    1999     1998
OPERATING ACTIVITIES
Net Income (Loss)                                         (98)
                                                                     79
Adjustments to Reconcile Net Income (Loss) to Net
                                             Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                  98
                                                                    780
 Depreciation and Amortization Expense                     120
                                                                    108
 Amortization of Investment Security Premiums                2
                                                                      0
 Accretion of Investment Security Discounts                (2)
                                                                    (4)
 (Increase)Decrease in Deferred Income Taxes               (0)
                                                                      0
 (Gain) Loss on Sale of Property and Equipment               -
                                                                      -
 (Gain) Loss on Sale of Other Real Estate                    -
                                                                      -
 (Increase)Decrease in Other Assets & Prepaid              151
Taxes                                                               767
 (Decrease)Increase in Other Liabilities,
  Accrued Interest and Accrued Loss Contingency            227
                                                                  (152)
  Net Decrease(Increase) in Mortgage Loans Held              -
for Resale                                                            -
Net Cash Provided by (Used in) Operating                   498
Activities                                                        1,578
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                    -
Securities                                                            -
 Purchases of Available-for-Sale Securities                  -
                                                                      -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                       -
                                                                  1,000
        Proceeds from Held-to-Maturity Investment
                                       Securities
  Released at Maturity                                   3,500
                                                                    498
 Purchases of Held-to-Maturity Investment              (3,022)
Securities                                                        (501)
 Proceeds from Sale of Property and Equipment                0
                                                                      0
 Purchases of Property and Equipment                     (255)
                                                                   (16)
 Proceeds from Sale of Other Real Estate                     -
                                                                      -
 Purchases of Other Real Estate                           (63)
                                                                      -
 Net (Increase)Decrease in Loans                         4,423
                                                                (2,289)
Net Cash Provided by (Used in) Investing                 4,583
Activities                                                      (1,308)
FINANCING ACTIVITIES
  Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                          1,090
                                                                  (276)
 Proceeds from Issuance of Long-Term Debt                    -
                                                                      -
 Retirement of Stock                                         -
                                                                      -
 Principal Payments on Long Term Debt                      (1)
                                                                    (1)
Net Cash Provided by (Used in) Financing                 1,089
Activities                                                        (277)

Net Increase (Decrease) in Cash and Cash                 6,170
Equivalents                                                         (7)
Cash and Cash Equivalents - Beginning of Year           33,643
                                                                 28,884
Cash and Cash Equivalents - End of Period              $39,813  $28,877

See accompanying notes to Financial Statements




                           BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1999

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

Note 2.  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 and 179,145 at March 31, 1999 and 1998 respectively.

Note 3.  CONTINGENCIES

     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending March 31, 1999, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has countersued and is presently appealing the judgment. The appeal has been pending since June, 1998.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned "nonsufficient funds". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
     3a. Another proprietor filed a separate lawsuit on the same day that the Company initiated proceedings against this proprietor in Louisiana.
The proprietor's suit was filed in the Southern District of New York and alleges that the Company mismanaged the proprietary credit card portfolio. It is known that the principal of the proprietor mentioned in 1. above has assisted in the preparation of this lawsuit and this litigation parrots the lawsuit mentioned in 1. above. The Company has filed a motion to dismiss the suit on the grounds that the parties agreed to litigate in Louisiana and on the further grounds that the Company is not subject to that Court's jurisdiction. The Company also moved to have the matter transferred by the judicial panel on multidistrict litigation.
     These rights were granted and consolidated.
     3b. The new owners of the company mentioned in 3a. above filed a lawsuit in New York, claiming that it had security interest which primed the Company. The present principals came into existence on July 31, 1996 for the sole purposes of taking over the failing company and managing the operations. The new owners filed UCC-1 Statement to protect a consignment agreement it had with the failing company in August, 1996. The Company, on the other hand, filed UCC-1 Statements to protect its credit card portfolio in November and December of 1995. Just prior to the new principals filing in New York, the Company filed suit for declaratory judgment regarding the ranking of the liens in the Eastern District of Louisiana.
     3c. The Company's suit centers around the proprietor sequestering payments which they received from the Company's credit card holders, but never forwarded to the Company. That amount exceeds $423,000.
     On October 1, 1997 the matters were transferred by the judicial panel on multidistrict litigation to the Eastern District of Louisiana and consolidated with the other cases. Hence 3a, 3b, and 3c have become one case.
     The Company sought injunction relief, requiring the proprietor to disclose where the payments were held and to either pay the funds to the Company or deposit the money in the Registry of the Court. On October 2, 1997 in order to avoid a hearing on the preliminary injunction which would have required the proprietor to disclose the location of the sequestered funds, the proprietor agreed to post bond with the Louisiana Federal Court, while drafts were being prepared. On October 15, 1997 the proprietor filed for Chapter 11. The Company requested that the stay be lifted in order to allow its claim against the proprietor to be liquidated and to recoup all of its losses and damages suffered from the proprietor. Trial has been set for June, 1999.
     Expected Results:  The Company filed its UCC-1 Statements first.
There is little doubt that the Company primes the proprietor. The Company anticipates significant recoveries.
     4. The Bank is a defendant in a lawsuit filed by an individual for damages because a settlement draft for $58,685 was forged by an attorney who maintained his trust account with the Bank. The attorney has been disbarred for prior defalcations and is judgment-proof. A provision for loss of $50,000 was charged to operations in 1998. This matter is still pending.
     Expected Results: Since the Bank has a provision for this lawsuit, any further losses would be minimal.

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

The estimated fair values of the Bank's
financial instruments are as follows:


                                              MARCH 31,
                                                 1999
                                               Carrying            Fair
(Amounts in thousands)                          Amount            Value

Financial Assets:
Cash and Short-Term Investments                 $39,814            $39,814
Investment Securities                             4,311              4,313
Loans                                            57,237             57,229
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $99,562            $99,556


Financial Liabilities:
Deposits                                        $95,673            $95,761



Unrecognized Financial Instruments:
Commitments to Extend Credit                     $1,222             $1,222
Commercial Lines of Credit                           84                 84
Credit Card Arrangements                         55,625             55,625
                                                $56,931            $56,931

  QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA


                                 For Three Months Ended
(Amounts in thousands, except      March 31,    Dec. 31,   March 31,
  per share data)                       1999        1998        1998
Interest Income                       $2,343      $2,370      $2,436
Interest Expense                         470         482         510
Net Interest Income                    1,873       1,888       1,926
Provision for Loan Losses                 98         288         300
Net Interest Income after              1,775       1,600       1,626
Provision
Noninterest Income:
Noninterest Income                       534       1,454         575
Securities Gains                           -           -           -
Noninterest Income                       534       1,454         575
Noninterest Expense                    2,407       2,376       2,122
Income before Taxes                     (98)         678          79
Income Tax Expense (Benefit)               -         263           -
Net Income (Loss)                      ($98)        $415         $79

Income per Common Share              ($0.55)       $2.32       $0.44
Average Common Shares                    179         179         179
Outstanding

Selected Quarter-End Balances
Loans                                $57,237     $61,757     $59,129
Deposits                              95,673      94,583      93,666
Long-Term Debt                         2,271       2,272       2,282
Shareholders' Equity                   5,822       5,920       5,359
Total Assets                         105,153     103,935     102,358

Selected Average Balances
Loans                                $58,592     $60,630     $58,561
Deposits                             $92,366      90,039      91,281
Long-Term Debt                         2,271       2,273       2,283
Shareholders' Equity                   5,965       6,146       4,944
Total Assets                         102,249      99,610      99,907

Selected Ratios
Return on Average Assets              -0.10%       0.42%       0.08%
Return on Average Equity              -1.64%       6.75%       1.59%
Tier 1 Risk-Based Capital             11.93%      11.36%      10.99%
Risk-Based Capital                    13.20%      12.63%      12.26%
Tier 1 Leverage                        7.42%       7.63%       6.95%


                           BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 1999


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.

ACCOUNTING FOR YEAR 2000 COSTS

     The Company's Board of Directors has formulated a policy and has dedicated sufficient funds for the modification and replacement of software and hardware to ensure Year 2000 compliance.
     The Company began its replacement and modification of its software and hardware in late 1995, to ensure that operations would not be impaired by the date change. The related costs are capitalized and depreciated over the useful life of the asset.
     Certification has been received from the Company's vendors to confirm compliance on the respective equipment and software. All critical applications have already been modified and replaced, with one application presently in the migration process. This final replacement was implemented in March, 1999 and will be fully tested by June, 1999.

FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $92,485,000 in the first quarter of 1999, a $3,741,000 increase from the first quarter of 1998 average of $88,744,000. Compared to the first quarter of 1998, average loans decreased $31,000 (.05%) while investment securities decreased $4,946,000 (49.82%) and federal funds sold increased $8,656,000 (42.74%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $1,892,000 (3.20%)over the first quarter of 1998. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $613,000 (2.93%) and Proprietary loans decreased $1,234,000 (32.25%) due to the loss of several proprietary accounts.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                       March     Dec. 31, 1998     March 31, 1998
                      31, 1999
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,              4,834    8.45%    4,441     7.19%    5,679    9.60%
Financial, &
Agricultural
Real Estate Mortgage    26,494   46.29%   28,861    46.73%   25,109   42.47%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
for Resale
Personal Loans           2,904    5.07%    3,006     4.87%    3,454    5.84%
Credit Cards-Visa,      20,278   35.43%   21,785    35.28%   20,891   35.33%
Mastercard
Credit Cards-            2,592    4.53%    3,510     5.68%    3,826    6.47%
Proprietary
Overdrafts                 135    0.24%      154     0.25%      170    0.29%
  Loans                $57,237  100.00%  $61,757   100.00%  $59,129  100.00%


     Securities Held to Maturity. Average securities held to maturity decreased $5,148,000 (54.29%) from the first quarter of 1998. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale decreased $63,000 (17.92%) from the first quarter of 1998. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $8,656,000 (42.74%) up from the first quarter of 1998. This increase is mainly due to the decrease in the aforementioned credit card portfolio.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $2,217,000 at March 31, 1999 as compared to $1,560,000 at March 31, 1998. Other real estate totaled $1,415,000 at March 31, 1999 as compared to $1,473,000 at March 31, 1998.


Table 2. NONPERFORMING ASSETS

(Amounts in                    03/31/99 12/31/98  09/31/98 06/31/98 03/31/98
Thousands)
Nonaccrual Loans                    802       81        31       94       87
Restructured Loans                    -        -       455      565        -
    Other Real Estate             1,415    1,357     1,357    1,473    1,473
                Owned
  Total Nonperforming            $2,217   $1,438    $1,843   $2,132   $1,560
               Assets
    Loans Past Due 90               821      852     1,183    1,039      996
         days or More
    Ratio of Past Due             1.43%    1.42%     2.00%    1.75%    1.68%
       Loans to Loans
             Ratio of
 Nonperforming Assets
             to Loans
       and Other Real             3.78%    2.34%     3.04%    3.50%    2.57%
         Estate Owned

IMPAIRED LOANS

     As of March 31, 1999, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 43.82% to $2,136,000 at March 31, 1999 from $3,802,000 at March 31, 1998.

      Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the first quarter of 1999 and 1998. The allowance for loan losses as a percentage of loans increased from 3.04% at March 31, 1998 to 3.14% at March 31, 1999. The net charge-off (recoveries) as a percentage of average loans decreased from .51% at March 31, 1998 to .17% at March 31, 1999.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3. ALLOWANCE FOR LOAN LOSSES


                                                 For The
                                                   Three
                                                  Months
                                                   Ended
                                               March 31,   March 31,
(Amounts in Thousands)                              1999        1998
  Balance at Beginning of Period                  $1,800      $1,800
Loans Charged Off                                  (296)       (580)
Recoveries                                           198         280
Net (Charge Offs) Recoveries                        (98)       (300)
Provision for Loan Losses                             98         300
Balance at End of Period                          $1,800      $1,800
Allowance for Loan Losses as a
  Percentage of Loans                              3.14%       3.04%
 Net (Charge Offs) Recoveries as
                    a Percentage
  of Average Loans                                 0.17%       0.51%


FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $92,366,000 in the first quarter of 1999, a increase of $1,086,000 (1.19%) from $91,280,000 in the first quarter of 1998. Average core deposits were $90,704,000 for the first quarter of 1999 up from $89,957,000 in the first quarter of 1998. Table 4 presents the composition of average deposits for the three quarters ending March 31, 1999, December 31, 1998 and March 31, 1998.

TABLE 4. DEPOSIT COMPOSITION

                          For
                        The
                       Three
                       Months
                       Ended
                       March       Dec. 31,                March 31,
                        31,
                        1999              1998               1998
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
thousands)
Demand, Noninterest-   $35,543   38.48%  $34,423    38.23%  $33,537   36.74%
Bearing
NOW Accounts            12,905   13.97%   13,585    15.09%   13,033   14.28%
Money Market Deposit     5,815    6.30%    4,925     5.47%    5,297    5.80%
Accounts
Savings Accounts        26,990   29.22%   26,285    29.19%   26,653   29.20%
Other Time Deposits      9,451   10.23%    9,306    10.34%   11,437   12.53%
Total Core Deposits     90,704   98.20%   88,524    98.32%   89,957   98.55%
      Certificates of
           Deposit of
   $100,000 or more      1,662    1.80%    1,515     1.68%    1,324    1.45%
Total Deposits          92,366  100.00%  $90,039   100.00%  $91,281  100.00%

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the first quarter of 1999 decreased $53,000 over the same period last year, and decreased $15,000 from the fourth quarter of 1998. The net interest income margin decreased to 2.03% for the first quarter of 1999 from 2.17% for the first quarter of 1998.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                FIRST      FIRST QUARTER 1998
                              QUARTER
                                 1999
                            Average                 Average
(Amounts in thousands)      Balance   Interes Rate   Balance    Interes Rate
                                      t                       t

ASSETS
INTEREST-EARNING ASSETS:
     Loans, net of unearned
               income(1)(2)
  Taxable                      58,593   1,941 3.31%    58,562  2,015 3.44%
  Tax-exempt                        -                       -
Investment securities
  Taxable                       4,981      62 1.25%     9,927    146 1.47%
  Tax-exempt                        -                       -
Interest-bearing deposits           -       -               -      -
Federal funds sold             28,911     340 1.17%    20,255    275 1.36%
  Total Interest-Earning       92,485   2,343 2.53%    88,744  2,436 2.74%
Assets
Cash and due from banks         6,075                   5,683
Allowance for loan Losses     (1,802)                 (1,814)
Premises and equipment          2,602                   2,660
Other Real Estate               1,380                   1,473
Other assets                    1,509                   3,161
  TOTAL ASSETS               $102,249                 $99,907
            LIABILITIES AND
       SHAREHOLDERS' EQUITY
           INTEREST-BEARING
               LIABILITIES:
Deposits:
 Demand Deposits               18,720      91 0.49%    18,329    100 0.54%
 Savings deposits              26,990     201 0.74%    26,653    201 0.76%
 Time deposits                 11,113     126 1.13%    12,761    157 1.23%
  Total Interest-Bearing       56,823     418 0.74%    57,743    458 0.79%
Deposits
Federal Funds Purchased
      Securities sold under
   agreements to repurchase
Other Short-Term borrowings         -                       -
Long-Term debt                  2,271      52 2.30%     2,283     52 2.28%
  Total Int-Bearing            59,094     470 0.80%    60,026    510 0.85%
Liabilities
Noninterest-bearing            35,543                  33,537
deposits
Other liabilities               1,647                   1,400
Shareholders' equity            5,965                   4,944
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        $102,249                 $99,907
Net Interest income/spread                    1.74%                  1.89%
Net Interest Margin                           2.03%                  2.17%
 (1) Fee income relating to
 loans of $139,000 at March
   31, 1999, and $68,000 at
                  March 31,
        1998 is included in
           interest income.
   (2) Nonaccrual loans are
        included in average
balances and income on such
                  loans, if
  recognized, is recognized
         on the cash basis.
   (3) Interest income does
 not include the effects of
         taxable-equivalent
          adjustments using
a federal tax rate of 34%.



Rate/Volume Analysis

                                          March,
                                            1999
                                        Compared
                                       to March,
                                            1998
                                        Variance
                                      Attributed
                                          to (1)
                                                          Net
(Amounts in thousands)                Volume     Rate      Change

Net Loans:
 Taxable                                      31   -0.13%        (74)
 Tax-exempt(2)                                 -    0.00%           -
Investment Securities                          -    0.00%           -
 Taxable                                 (4,946)   -0.22%        (84)
 Tax-exempt(2)                                 -    0.00%           -
Interest-bearing deposits                      -    0.00%           -
Federal funds sold                         8,656   -0.18%          64
  Total Interest-Earning Assets            3,741   -0.21%        (93)
Deposits:
 Demand Deposits                             391   -0.06%         (9)
 Savings deposits                            337   -0.01%         (0)
 Time deposits                           (1,648)   -0.10%        (31)
  Total interest-bearing deposits          (920)   -0.06%        (41)
Federal Funds Purchased                        -    0.00%           -
Securities sold under agreements to            -    0.00%           -
repurchase
Other Short-Term borrowings                    -    0.00%           -
Long-Term debt                              (12)    0.02%           0
  Total Interest-Bearing Liabilities      ($932)   -0.05%       ($40)
    (1) The change in interest due to
        both rate and volume has been
                     allocated to the
      components in proportion to the
relationship of the dollar amounts of
                  the change in each.
(2) Reflects fully taxable equivalent
 adjustments using a federal tax rate
                              of 34%.

NON-INTEREST INCOME AND EXPENSE

     The amount of non-interest income and non-interest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of non-interest expense represents the cost of operating the banking organization.
     The major components of non-interest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Non-interest income for the first quarter of 1999 decreased $41,000 or 7.13% from the same period last year. Table 5 presents non-interest income for the three months ended March 31, 1999 and 1998.


TABLE 5. NON-INTEREST INCOME

                                     For The
                                       Three
                                      Months
                                       Ended
                                   March 31,   March 31,    Increase
(Amounts in thousands)                  1999        1998  (Decrease)

Service Charges                         $135        $153       ($18)
NSF Charges                              146         177        (31)
Gain on Sale of Securities                 -           -           -
Cardholder & Other Credit Card           107          87          21
Income
Membership Fees                           48          63        (15)
Other Comm & Fees                         23          22           1
ORE Income                                 2           3         (1)
Gain on Sale of ORE                        -           -           -
Other Income                              73          70           3
   Total Non-Interest Income            $534        $575        (41)

NON-INTEREST EXPENSE

     The major components of non-interest expense represents the cost of operating the banking organization.
     Non-interest expense for the first quarter of 1999 increased $285,000 or 13.43% from the same period last year. Table 6 presents the activity for the three months ended March 31, 1999 and 1998. The increase from the same period last year is mainly due to the increase in salaries & benefits, and loan & credit card expenses and legal fees.

TABLE 6. NON-INTEREST EXPENSE

                                     For The
                                       Three
                                      Months
                                       Ended
                                   March 31,   March 31,    Increase
(Amounts in thousands)                  1999        1998  (Decrease)

Salaries & Benefits                     $995        $827         168
Loss on Litigation                         -           -           -
Occupancy Expense                        485         480           6
Advertising Expense                       35          31           4
Communications                            46          52         (6)
Postage                                   80          86         (5)
Loan & Credit Card Expense               253         230          23
Professional Fees                         85          49          36
Legal Fees                               179         114          65
Insurance & Assessments                   29          23           6
Stationery, Forms & Supply                82          74           8
ORE Expenses                              33          41         (8)
Other Operating Expense                  105         115        (10)
   Total Non-Interest Expense         $2,407      $2,122         285

INCOME TAXES

     The Company did not record a provision for income taxes for the first quarter of 1999 or 1998. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                                March   Dec. 31, Sept. 30, June 30,  March
                                 31,                                  31,
                                 1999     1998      1998     1998     1998
Risk-Based Capital
Tier 1 Risk Based                11.93%   11.36%    11.02%   11.18%   10.99%
Capital Ratio
Risk Based Capital               13.20%   12.63%    12.29%   12.46%   12.26%
Ratio
Tier 1 Leverage Ratio             7.42%    7.63%     7.21%    7.06%    6.95%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 44.83% at March 31, 1999, 39.75% at December 31, 1998, and 41.11% at March
31, 1998.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

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



                                        BOL BANCSHARES, INC.
                                        (Registrant)




May 13, 1999                                 Peggy L. Schaefer
Date                                    Treasurer