Form 10-Q
period 1999-06-30
BOL BANCSHARES INC
filed 1999-08-10
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               June 30, 1999


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


     Common Stock, $1 Par Value - 179,145 shares as of July 31, 1999.

                                    BANCSHARES, INC.
                                        INDEX


                                                               Page No.


PART 1. Financial Information

     Item 1: Financial Statements

         Consolidated Statement of Condition                       3

         Consolidated Statements of Income                         5

         Consolidated Statements of Comprehensive Income (Loss)    6

          Consolidated Statements of Changes in
               Stockholder's Equity                                7

          Consolidated Statement of Cash Flow                      8

          Notes to Consolidated Financial Statements               9



     Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                         14

PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

          A. Exhibits
               Exhibit 27. Financial Data Schedule               25

          B. Reports on Form 8-K
               No reports have been filed on Form 8-K
                during this quarter.

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)
[CAPTION]

                                                June 30   Dec. 31,    June 30
(Amounts in Thousands)                             1999       1998       1998
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,460      6,693      7,790
 Interest Bearing Balances                            -          -          -
Investment Securities
 Securities Held to Maturity (Fair Values at
6/30/99, 12/31/98, & 6/30/98 respectively         4,014      4,498      8,491
were
$4,008,000, $4,514,000, and $8,513,000)
 Securities Available for Sale                      350        291         90
Federal Funds Sold                               32,355     26,950     19,000
Loans, net of Unearned Discount                  56,763     61,757     59,509
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           2,778      2,506      2,596
Other Real Estate                                 1,340      1,357      1,473
Deferred Taxes                                      267        287        618
Letters of Credit                                    76         84        114
Other Assets                                      1,168      1,312      1,939
     TOTAL ASSETS                              $104,771   $103,935    $99,820

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

[CAPTION]


                                         June 30   Dec. 31,  June 30
(Amounts in Thousands)                     1999     1998     1998
LIABILITIES
Deposits:
 Non-Interest Bearing                       35,132    36,826    33,936
 Interest Bearing                           60,748    57,757    56,817
     TOTAL DEPOSITS                         95,880    94,583    90,753
Notes Payable                                2,246     2,272     2,281
Letters of Credit Outstanding                   76        84       114
Accrued Litigation Settlement                  200       200       150
Accrued Interest                               483       526       531
Other Liabilities                              451       350       552
     TOTAL LIABILITIES                      99,336    98,015    94,381
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  6/30/99, 12/31/98, and 6/30/98             2,303     2,303     2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  6/30/99, 12/31/98, and 6/30/98               179       179       179
Accumulated Other Comprehensive Income         171       133         -
Capital in Excess of Par - Retired Stock        15        15        15
Undivided Profits                            3,290     2,784     2,783
Current Earnings                              (523)      506       159
     TOTAL STOCKHOLDERS' EQUITY              5,435     5,920     5,439
TOTAL LIABILITIES AND STOCKHOLDERS'        104,771 $103,935   $99,820
EQUITY

See accompanying notes to Financial Statements

                                          BOL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME                               (Unaudited)
[CAPTION]

                                         Three      Six months ended
                                        months
                                         ended
                                       June 30      June 30
(Amounts in Thousands)                  1999    1998     1999      1998
INTEREST INCOME
Interest and Fees on Loans               1,900   2,058     3,842   4,073
Interest on Time Deposits                    -       -         -       -
Interest on Securities Held to              51     136       111     276
Maturity
Interest & Dividends on Securities           -       -         2       6
Available for Sale
Interest on Federal Funds Sold             385     295       724     570
Other Interest Income                        -       -         -       -
Total Interest Income                    2,336   2,489     4,679   4,925
INTEREST EXPENSE
Interest on Deposits                       431     450       848     908
Interest on Federal Funds Purchased          -       -         -       -
Other Interest Expense                      10      10        20      20
Interest Expense on Notes Payable            2       2         5       5
Interest Expense on Debentures              40      41        80      80
Total Interest Expense                     483     503       953   1,013
NET INTEREST INCOME                      1,853   1,986     3,726   3,912
Provision for Loan Losses                  327     189       425     489
  NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,526   1,797     3,301   3,423
OTHER INCOME
Service Charges on Deposit Accounts        295     313       576     644
Cardholder & Other Credit Card Income      174     175       329     324
ORE Income                                  12       4        15       7
Other Operating Income                      49      59       144     151
Gain on Sale of Securities                   -       -         -       -
Total Other Income                         530     551     1,064   1,126
OTHER EXPENSE
Salaries and Employee Benefits             998     940     1,993   1,767
Occupancy Expense                          506     467       992     947
Loan & Credit Card Expense                 277     257       530     487
ORE Expense                                 22      39        55      80
Other Operating Expense                    678     565     1,318   1,109
Total Other Expenses                     2,481   2,268     4,888   4,390

Income Before Tax Provision               (425)     80      (523)     159

Provision (Benefit) For Income Taxes         -       -         -       -

NET INCOME                                (425)     80      (523)     159

Earnings Per Share of Common Stock      ($2.38)   $0.45   ($2.92)   $0.89

See accompanying notes to Financial Statements

      BOL BANCSHARES, INC.
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
[CAPTION]

                                  June 30          June 30
(Amounts in thousands)             1999             1998
NET INCOME (LOSS)                   (523)              159

 OTHER COMPREHENSIVE INCOME, NET
                          OF TAX
Unrealized Holding Gains
(Losses) on
Investment Securities Available-       38                1
for-
Sale, Arising During the Period

Less:  Reclassification
Adjustment for
Gains Included in Net Income

OTHER COMPREHENSIVE INCOME

COMPREHENSIVE INCOME (LOSS)        ($485)            $160

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                              (Unaudited)
[CAPTION]


          (Amounts in               ACCUMULATED    CAPITAL IN
           Thousands)
                                         OTHER     EXCESS OF
                                      COMPREHEN-    PAR
                    PREFERRED  COMMON    SIVE     RETIRED  RETAINED
                       STOCK   STOCK    INCOME     STOCK   EARNINGS  TOTAL
Balance December 31,    2,303     179        (1)        15   2,783   5,279
1997

Other Comprehensive
Income, net of
  applicable deferred
  income taxes                                1                         1

Net Income                                                     159     159

Balance - June 30,      2,303     179          -        15   2,942  $5,439
1998


Balance December 31,    2,303     179        133        15   3,290   5,920
1998

Other Comprehensive
Income, net of
  applicable deferred
  income taxes                                38                        38

Net Income (Loss)
                                                             (523)   (523)

Balance - June 30,      2,303     179        171        15   2,767  $5,435
1999

                              BOL BANCSHARES, INC.

                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)
[CAPTION]

For The Six Months Ended June 30

(Amounts in Thousands)                                   1999       1998
OPERATING ACTIVITIES
Net Income (Loss)                                        (523)        159
  Adjustments to Reconcile Net Income (Loss) to Net
  Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                425        780
 Depreciation and Amortization Expense                    254        219
 Amortization of Investment Security Premiums               7          1
 Accretion of Investment Security Discounts                (2)        (8)
 Decrease(Increase)in Deferred Income Taxes                20          -
 (Gain) Loss on Sale of Property and Equipment              -          -
 (Gain) Loss on Sale of Other Real Estate                 (10)          -
 (Decrease)Increase in Other Assets & Prepaid Taxes        89        595
 (Decrease)Increase in Other Liabilities, Accrued          98        143
Interest and Accrued Loss Contingency
 Net Decrease(Increase) in Mortgage Loans Held for          -          -
Resale
Net Cash Provided by (Used in) Operating Activities       358      1,889
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                   -          -
Securities
 Purchases of Available-for-Sale Securities                 -          -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                      -      1,000
  Proceeds from Held-to-Maturity Investment
    Securities
  Released at Maturity                                  3,500      1,495
 Purchases of Held-to-Maturity Investment              (3,022)      (501)
Securities
 Proceeds from Sale of Property and Equipment               0          1
 Purchases of Property and Equipment                     (527)      (119)
 Proceeds from Sale of Other Real Estate                   85          -
 Purchases of Other Real Estate                           (63)          -
 Net Decrease (Increase) in Loans                       4,571    (2,669)
Net Cash Provided by (Used in) Investing Activities     4,544      (793)
FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing and
 Interest Bearing Deposits                              1,296    (3,188)
 Proceeds from Issuance of Long-Term Debt                   -          -
  Retirement of Stock                                       -          -
 Principal Payments on Long Term Debt                     (27)        (2)
Net Cash Provided by (Used in) Financing Activities     1,269    (3,190)

Net Increase (Decrease) in Cash and Cash                6,171    (2,094)
Equivalents
Cash and Cash Equivalents - Beginning of Year          33,643     28,884
Cash and Cash Equivalents - End of Period             $39,814    $26,790

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1999

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

Note 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 13, 1999. All incumbent directors were re-elected.
There were no other matters voted upon at the meeting.
     Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 133,815.

[CAPTION]

                             Number of Shares
Nominee                            For   Against    Abstain
Gordon A. Burgess              133,255       100        460
James A. Comiskey              133,255       100        460
Lionel J. Favret               133,355         0        460
Louis G. Grush                DECEASED         -          -
Gerry E. Hinton                133,355         0        460
Leland L. Landry               133,355         0        460
Douglas A. Schonacher          133,255       100        460
G. Harrison Scott              133,255       100        460
Edward J. Soniat               133,355         0        460


Note 3  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 at June 30, 1999 and 1998 respectively.

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

The estimated fair values of the Bank's financial instruments are as follows:
[CAPTION]

                                                    JUNE 30, 1999
                                               Carrying            Fair
(Amounts in Thousands)                          Amount            Value
Financial Assets:
Cash and Short-Term Investments                 $39,815            $39,815
Investment Securities                             4,364              4,358
Loans                                            56,763             56,476
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $99,142            $98,849


Financial Liabilities:
Deposits                                        $95,880            $95,963



Unrecognized Financial Instruments:
Commitments to Extend Credit                     $2,019             $2,019
Commercial Lines of Credit                           76                 76
Credit Card Arrangements                         55,837             55,837
                                                $57,932            $57,932

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA
[CAPTION]

                           Three               Six Months Ended
                           Months Ended
(Amounts in Thousands,     June 30 March 31,  June 30   June 30   June 30
Except
  Per Share Data)             1999      1999     1998      1999      1998
Interest Income              2,336    $2,343   $2,489     4,679    $4,925
Interest Expense               483       470      503       953     1,013
Net Interest Income          1,853     1,873    1,986     3,726     3,912
Provision for Loan             327        98      189       425       489
Losses
Net Interest Income          1,526     1,775    1,797     3,301     3,423
after Provision
Noninterest Income:
Noninterest Income             530       534      551     1,064     1,126
Securities Gains                 -         -        -         -         -
Noninterest Income             530       534      551     1,064     1,126
Noninterest Expense          2,481     2,407    2,268     4,888     4,390
Income before Taxes          (425)      (98)       80     (523)       159
Income Tax Expense               -         -        -         -         -
(Benefit)
Net Income (Loss)           ($425)     ($98)      $80    ($523)      $159

Income per Common Share    ($2.38)   ($0.55)    $0.45   ($2.92)     $0.89
Average Common Shares          179       179      179       179       179
Outstanding

 Selected Quarter-End Balances
Loans                      $56,763   $57,237  $59,509
Deposits                    95,880    95,673   90,753
Long-Term Debt               2,246     2,271    2,281
Stockholders' Equity         5,435     5,822    5,439
Total Assets               104,771   105,153   99,820

  Selected Average Balances
Loans                      $56,855   $58,592  $58,392   $57,719   $58,475
Deposits                    94,694    92,366   91,070    93,830    91,175
Long-Term Debt               2,255     2,271    2,281     2,263     2,282
Stockholders' Equity         5,531     5,965    5,379     5,739     5,161
Total Assets               103,591   102,249  100,007   102,916    99,957

Selected Ratios
Return on Average Assets    -0.41%    -0.10%    0.08%    -0.51%     0.16%
Return on Average Equity    -7.69%    -1.64%    1.49%    -9.12%     3.08%
Tier 1 Risk-Based           11.41%    11.93%   11.18%
Capital
Risk-Based Capital          12.68%    13.20%   12.46%
Tier 1 Leverage              6.96%     7.42%    7.06%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999

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

FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $92,999,000 in the second quarter of 1999, a $3,925,000 increase from the second quarter of 1998 average of $89,074,000. Compared to the second quarter of 1998, average loans decreased $756,000 (1.29%) and average investment securities decreased $5,120,000 (53.41%), while average federal funds sold increased $9,801,000 (46.64%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $2,746,000 (4.61%)over the second quarter of 1998. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $3,072,000 (13.71%) and Proprietary loans decreased $1,073,000 (31.23%) due to the loss of several proprietary accounts.


TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO
[CAPTION]

                      June 30,  March 31, 1999      June 30, 1998
                        1999
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,              4,073    7.18%    4,834     8.45%    5,332    8.96%
Financial, &
Agricultural
Real Estate Mortgage    27,720   48.83%   26,494    46.29%   24,892   41.83%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
for Resale
Personal Loans           3,179    5.60%    2,904     5.07%    3,316    5.57%
Credit Cards-Visa,      19,331   34.06%   20,278    35.43%   22,403   37.65%
MasterCard
Credit Cards-            2,363    4.16%    2,592     4.53%    3,436    5.77%
Proprietary
Overdrafts                  97    0.17%      135     0.24%      130    0.22%
  Loans                $56,763  100.00%  $57,237   100.00%  $59,509  100.00%

    Securities Held to Maturity. Average securities held to maturity decreased $5,145,000 (55.20%) from the second quarter of 1998. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale increased $25,000 (9.55%) from the second quarter of 1998. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $9,801,000 (46.64%) up from the second quarter of 1998. This increase is mainly due to the decrease in the aforementioned credit card portfolio.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $2,175,000 at June 30, 1999 as compared to $2,132,000 at June 30, 1998. Other real estate totaled $1,340,000 at June 30, 1999 as compared to $1,473,000 at June 30, 1998.

Table 2. NONPERFORMING ASSETS
[CAPTION]

(Amounts in                    06/30/99 03/31/99  12/31/98 09/31/98 06/31/98
Thousands)
Nonaccrual Loans                    835      802        81       31       94
Restructured Loans                    -        -         -      455      565
    Other Real Estate             1,340    1,415     1,357    1,357    1,473
                Owned
  Total Nonperforming            $2,175   $2,217    $1,438   $1,843   $2,132
               Assets
    Loans Past Due 90               539      821       852    1,183    1,039
         Days or More
    Ratio of Past Due             0.95%    1.43%     1.42%    2.00%    1.75%
       loans to Loans
 Ratio of Nonperforming Assets
             to Loans
       and Other Real             3.74%    3.78%     2.34%    3.04%    3.50%
         Estate Owned

IMPAIRED LOANS

     As of June 30, 1999, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
      The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets
Especially Mentioned(OAEM).   These loans require monitoring due to
conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 21.79% to $2,975,000 at June 30, 1999 from $3,804,000 at June 30, 1998.

      Management is not aware of any potential problem loans other than those disclosed above,which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and six month period ending June 30, 1999 and 1998. The allowance for loan losses as a percentage of loans increased from 3.02% at June 30, 1998 to 3.17% at June 30, 1999. The net charge-off (recoveries) as a percentage of average loans increased from .32% at June 30, 1998 to .58% at June 30, 1999.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

 TABLE 3 - ALLOWANCE FOR LOAN LOSSES
[CAPTION]

                                       Three           Six Months Ended
                                      Months
                                       Ended
                                    June 30, June 30,  June 30,  June 30,
(Amounts in Thousands)                  1999     1998      1999      1998
 Balance at Beginning of              $1,800   $1,800    $1,800    $1,800
                  Period
Loans Charged Off                       (483)     (444)     (779)   (1,024)
Recoveries                                156      255       354       535
       Net (Charge Offs)               (327)     (189)     (425)     (489)
              Recoveries
Provision for Loan                       327      189       425       489
Losses
Balance at End of Period              $1,800   $1,800    $1,800    $1,800
 Allowance for Loan Losses as a
  Percentage of Loans                  3.17%    3.02%     3.17%     3.02%
  Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                     0.58%    0.32%     0.74%     0.84%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $94,694,000 in the second quarter of 1999, a increase of $3,624,000 (3.98%) from $91,070,000 in the second quarter of 1998. Average core deposits were $92,781,000 for the second quarter of 1999 up from $89,709,000 in the second quarter of 1998. Table 4 presents the composition of average deposits for the three quarters ending June 30, 1999, March 31, 1999 and June 30, 1998.

TABLE 4. DEPOSIT COMPOSITION
[CAPTION]

                          For The Three Months Ended
                      Jun 30,            Mar 31,            Jun 30,
                        1999              1999               1998
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
Thousands)
Demand, Noninterest-   $35,477   37.47%  $35,543    38.48%  $34,168   37.52%
Bearing
NOW Accounts            13,508   14.26%   12,905    13.97%   12,066   13.25%
Money Market Deposit     6,539    6.91%    5,815     6.30%    5,843    6.42%
Accounts
Savings Accounts        27,224   28.75%   26,990    29.22%   26,537   29.14%
Other Time Deposits     10,033   10.59%    9,451    10.23%   11,095   12.18%
Total Core Deposits    $92,781   97.98%   90,704    98.20%   89,709   98.51%
Certificates of Deposit of
   $100,000 or more      1,913    2.02%    1,662     1.80%    1,361    1.49%
Total deposits         $94,694  100.00%  $92,366   100.00%  $91,070  100.00%

BORROWINGS

     The Company's long-term debt is comprised primarily of debentures which are secured by 39.72 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $600,000 with a correspondent bank and also has a commitment from an upstream correspondent which will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities. In addition, the Bank also maintains a Federal Funds line of credit in the amount of $1,000,000 with another correspondent bank.

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the second quarter of 1999 decreased $133,000 over the same period last year, and decreased $186,000 from the first six months of 1998. The net interest income margin decreased to 1.97% for the second quarter of 1999 from 2.22% for the second quarter of 1998. The decline of the net interest income is attributable to the decline in the credit card portfolio.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
[CAPTION]

                               SECOND     SECOND QUARTER 1998
                              QUARTER
                                 1999
                            Average                 Average
(Amounts in Thousands)        Balance Interest Rate   Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
     Loans, Net of Unearned Income(1)(2)
  Taxable                      56,855   1,900 3.34%    58,392  2,058 3.52%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       4,309      51 1.18%     9,248    136 1.47%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             32,696     385 1.18%    21,762    295 1.36%
  Total Interest-Earning       93,860   2,336 2.49%    89,402  2,489 2.78%
Assets
Cash and Due from Banks         5,634                   5,588
Allowance for Loan Losses     (1,777)                 (1,817)
Premises and Equipment          2,751                   2,629
Other Real Estate               1,408                   1,473
Other Assets                    1,715                   2,732
  TOTAL ASSETS               $103,591                $100,007
    LIABILITIES AND SHAREHOLDERS' EQUITY

    INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               20,047      91 0.45%    17,909     97 0.54%
 Savings Deposits              27,224     206 0.75%    26,538    217 0.82%
 Time Deposits                 11,946     134 1.12%    12,455    136 1.09%
  Total Interest-Bearing       59,217     431 0.73%    56,902    450 0.79%
Deposits
Federal Funds Purchased
      Securities sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,255      52 2.31%     2,281     53 2.32%
  Total Int-Bearing            61,472     483 0.79%    59,183    503 0.85%
Liabilities
Noninterest-Bearing            35,477                  34,168
Deposits
Other Liabilities               1,111                   1,277
Shareholders' Equity            5,531                   5,379
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         103,591                $100,007
Net Interest Income/Spread                    1.70%                  1.93%
Net Interest Margin                           1.97%                  2.22%
 (1) Fee income relating to loans of $159,000 at June 30, 1999, and $147,000 at June 30, 1998 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
[CAPTION]

                                  Six                Six Months Ended 6/98
                               Months Ended6/99
                            Average                 Average
(Amounts in Thousands)      Balance Interest Rate   Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
     Loans, Net of Unearned Income(1)(2)
  Taxable                      57,719   3,842 3.52%    58,475  4,073 6.97%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       4,466     113 1.47%     9,586    282 2.94%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             30,814     724 1.36%    21,013    570 2.71%
  Total Interest-Earning       92,999   4,679 5.03%    89,074  4,925 5.53%
Assets
Cash and Due from Banks         5,853                   5,636
Allowance for Loan Losses     (1,789)                 (1,815)
Premises and Equipment          2,677                   2,644
Other Real Estate               1,394                   1,473
Other Assets                    1,782                   2,945
  TOTAL ASSETS               $102,916                 $99,957

  LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               19,739     181 0.54%    18,119    197 1.09%
 Savings Deposits              27,108     406 0.82%    26,593    418 1.57%
 Time Deposits                 11,473     261 1.09%    12,608    293 2.32%
  Total Interest-Bearing       58,320     848 1.45%    57,320    908 1.58%
Deposits
Federal Funds Purchased
      Securities sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,263     105 2.32%     2,282    105 4.60%
  Total Int-Bearing            60,583     953 1.57%    59,602  1,013 1.70%
Liabilities
Noninterest-Bearing            35,510                  33,855
Deposits
Other Liabilities               1,084                   1,339
Shareholders' Equity            5,739                   5,161
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         102,916                 $99,957
Net Interest Income/Spread                    3.46%                  3.83%
Net Interest Margin                           4.01%                  4.39%
 (1) Fee income relating to loans of $298,000 at June 30, 1999, and $215,000 at June 30,1998 is included in interest income.
 (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
 (3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis
[CAPTION]

                                     June, 1999 Compared to June, 1998
                                       Variance Attributed to (1)
                                                               Net
(Amounts in Thousands)                   Volume     Rate       Change
Net Loans:
 Taxable                                  (756)     -3.44%     (231)
 Tax-Exempt(2)                                -      0.00%         -
Investment Securities                         -      0.00%         -
 Taxable                                (5,120)     -1.47%     (169)
 Tax-Exempt(2)                                -      0.00%         -
Interest-Bearing Deposits                     -      0.00%         -
Federal Funds Sold                        9,801     -1.36%       154
  Total Interest-Earning Assets           3,925     -6.27%     (246)
Deposits:
 Demand Deposits                          1,620     -0.55%      (16)
 Savings Deposits                           515     -0.75%      (12)
 Time Deposits                          (1,135)     -1.23%      (32)
  Total Interest-Bearing Deposits         1,000     -0.13%      (60)
Federal Funds Purchased                       -      0.00%         -
Securities Sold under Agreements to           -      0.00%         -
Repurchase
Other Short-Term Borrowings                   -      0.00%         -
Long-Term Debt                             (19)     -2.28%         0
  Total Interest-Bearing Liabilities      1,981     -4.94%     (120)
   (1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
   (2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME AND EXPENSE

     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Noninterest income for the second quarter of 1998 decreased $62,000 or 5.51% from the same period last year. Table 5 presents noninterest income for the three months and six months ended June 30, 1999 and 1998.

TABLE 5. NONINTEREST INCOME
[CAPTION]

                       Three                       Six Months Ended
                       Months
                       Ended
                      June 30, June 30, Increase  June 30, June 30, Increase
(Amounts in              1999     1998 (Decrease)    1999     1998 (Decrease)
Thousands)
Service Charges           $137     $151    ($14)      $272     $305    ($33)
NSF Charges                158      163      (5)       304      340     (36)
Gain on Sale of              -        -        -         -        -        -
Securities
Cardholder & Other         128      112       16       235      199       36
Credit Card Income
Membership Fees             46       62     (16)        94      125     (31)
Other Comm & Fees           24       26      (2)        47       48      (1)
ORE Income                   2        4      (2)         5        7      (2)
Gain on Sale of ORE         10        -       10        10        0       10
Other Income                25       33      (8)        97      102      (5)
Total Non-Interest        $530     $551    ($21)    $1,064   $1,126    ($62)
Income

NONINTEREST EXPENSE

     The major components of noninterest expense represents the cost of operating the banking organization.
      Noninterest expense for the second quarter of 1999 increased $498,000 or 11.34% from the same period last year. Table 6 presents the activity for the three months and six months ended June 30, 1999 and 1998.

TABLE 6. NONINTEREST EXPENSE
[CAPTION]

                       Three                       Six Months Ended
                       Months
                       Ended
                      June 30, June 30, Increase   June 30, June 30, Increase
(Amounts in              1999     1998  (Decrease)    1999     1998 (Decrease)
Thousands)
Salaries & Benefits       $998     $940      $58    $1,993   $1,767     $226
Loss on Litigation           -        -        -         -        -        -
Occupancy Expense          506      467       39       992      947       45
Advertising Expense         29       26        3        64       57        7
Communications              54       56      (2)       100      108      (8)
Postage                     83      101     (18)       163      187     (24)
Loan & Credit Card         277      258       19       530      487       43
Expense
Professional Fees          119       46       73       204       96      108
Legal Fees                 132      140      (8)       311      253       58
Insurance &                 25       22        3        54       45        9
Assessments
Stationery, Forms &         91       68       23       172      142       30
Supply
ORE Expenses                22       39     (17)        55       80     (25)
Other Operating            145      105       40       250      221       29
Expense
Total Non-Interest      $2,481   $2,268     $213    $4,888   $4,390     $498
Expense

INCOME TAXES

     The Company did not record a provision for income taxes for the second quarter of 1999 or 1998. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS
[CAPTION]

                               June 30,   March   Dec. 31, Sept. 30,June 30,
                                           31,
                                 1999     1999      1998     1998     1998
Risk-Based Capital
Tier 1 Risk Based                11.41%   11.93%    11.36%   11.02%   11.18%
Capital Ratio
Risk Based Capital               12.68%   13.20%    12.63%   12.29%   12.46%
Ratio
Tier 1 Leverage Ratio             6.96%    7.42%     7.63%    7.21%    7.06%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 44.97% at June 30, 1999, 44.83% at March 31, 1999, and 39.02% at June 30,
1998.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.


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



                                        BOL BANCSHARES, INC.
                                        (Registrant)



                                        /signed/ Peggy L. Schaefer
August 10, 1999                         Peggy L. Schaefer
Date                                    Treasurer