Form 10-Q
period 1999-09-30
BOL BANCSHARES INC
filed 1999-11-12
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               September 30, 1999


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


     Common Stock, $1 Par Value - 179,145 shares as of October 31, 1999.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                                        INDEX
                                                          Page No.


PART 1. Financial Information

     Item 1: Financial Statements

          Consolidated Statement of Condition                     3

         Consolidated Statements of Income                        5

          Consolidated Statements of Comprehensive Income (Loss)  6

          Consolidated Statements of Changes in
               Stockholder's Equity                               7

          Consolidated Statement of Cash Flow                     8

          Notes to Consolidated Financial Statements              9


     Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                         14

PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

          A. Exhibits
               Exhibit 27. Financial Data Schedule               26

          B. Reports on Form 8-K
               No reports have been filed on Form 8-K
                during this quarter.

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)
[CAPTION]

                                               Sept 30   Dec. 31,    Sept 30
(Amounts in Thousands)                           1999      1998       1998
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash          $7,546     $6,693     $7,119
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
9/30/99, 12/31/98, & 9/30/98 respectively         3,009      4,498      4,996
were $3,004,000, $4,514,000, and $5,019,000)
 Securities Available for Sale                      374        291         90
Federal Funds Sold                               29,926     26,950     18,725
Loans, net of Unearned Discount                  57,505     61,757     59,243
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           2,674      2,506      2,549
Other Real Estate                                 1,337      1,357      1,357
Deferred Taxes                                      260        287        618
Letters of Credit                                    76         84         84
Other Assets                                        966      1,312      2,298
     TOTAL ASSETS                              $101,873   $103,935    $95,279

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

[CAPTION]

                                                Sept 30   Dec. 31,    Sept 30
(Amounts in Thousands)                             1999       1998       1998
LIABILITIES
Deposits:
 Non-Interest Bearing                           $34,459    $36,826    $32,383
 Interest Bearing                                58,795     57,757     54,097
     TOTAL DEPOSITS                              93,254     94,583     86,480
Notes Payable                                     2,234      2,272      2,274
Letters of Credit Outstanding                        76         84         84
Accrued Litigation Settlement                       150        200        150
Accrued Interest                                    463        526        492
Other Liabilities                                   336        350        428
     TOTAL LIABILITIES                           96,513     98,015     89,908
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  9/30/99, 12/31/98, and 9/30/98                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  9/30/99, 12/31/98, and 9/30/98                    179        179        179
Accumulated Other Comprehensive Income              188        133          -
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 3,290      2,784      2,783
Current Earnings                                   (615)       506         91
     TOTAL STOCKHOLDERS' EQUITY                   5,360      5,920      5,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $101,873   $103,935    $95,279

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
[CAPTION]

                                 Three months ended      Nine months ended
                                           Sept 30         Sept 30
(Amounts in Thousands)                  1999    1998      1999      1998
INTEREST INCOME
Interest and Fees on Loans              $2,035  $2,091    $5,878  $6,212
Interest on Time Deposits                    -       -         -       -
Interest on Securities Held to              44     105       155     381
Maturity
Interest & Dividends on Securities           -       -         2       6
Available for Sale
Interest on Federal Funds Sold             420     275     1,143     846
Other Interest Income                        -       -         -       -
Total Interest Income                    2,499   2,471     7,178   7,445
INTEREST EXPENSE
Interest on Deposits                       418     437     1,266   1,345
Interest on Federal Funds Purchased          -       -         -       -
Other Interest Expense                      10      12        31      33
Interest Expense on Notes Payable            2       3         7       8
Interest Expense on Debentures              39      41       118     119
Total Interest Expense                     469     493     1,422   1,505
NET INTEREST INCOME                      2,030   1,978     5,756   5,940
Provision for Loan Losses                  236     308       661     798
  NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,794   1,670     5,095   5,142
OTHER INCOME
Service Charges on Deposit Accounts        308     319       886     963
Cardholder & Other Credit Card Income      168     174       497     498
ORE Income                                   4      22        19      30
Other Operating Income                      48      54       190     204
Gain on Sale of Securities                   -       -         -       -
Total Other Income                         528     569     1,592   1,695
OTHER EXPENSE
Salaries and Employee Benefits             959     941     2,952   2,708
Occupancy Expense                          481     466     1,473   1,413
Loan & Credit Card Expense                 231     241       761     728
ORE Expense                                  2      43        57     123
Other Operating Expense                    741     616     2,059   1,774
Total Other Expenses                     2,414   2,307     7,302   6,746

Income Before Tax Provision                (92)   (68)     (615)      91

Provision (Benefit) For Income Taxes         -       -         -       -

NET INCOME                               ($92)   ($68)    ($615)     $91

Earnings Per Share of Common Stock     ($0.51) ($0.38)   ($3.43)   $0.51

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
[CAPTION]

                                              Sept 30      Sept 30
(Amounts in thousands)                         1999           1998
NET INCOME (LOSS)                                (615)           91

      OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
   Investment Securities Available-for-Sale,
Arising During the Period                           55            1

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME

COMPREHENSIVE INCOME (LOSS)                     ($560)          $92

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                              Unaudited)
[CAPTION]

(Amounts in Thousands)             ACCUMULATED  CAPITAL IN
                                         OTHER   EXCESS OF
                                      COMPREHEN-    PAR
                    PREFERRED  COMMON    SIVE     RETIRED  RETAINED
                       STOCK   STOCK    INCOME     STOCK   EARNING  TOTAL
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
1998

Other Comprehensive
Income, net of
  applicable deferred
  income taxes                                55                        55

Net Income (Loss)
                                                             (615)   (615)

Balance - Sept 30,      2,303     179        188        15   2,675  $5,360
1999

                         BOL BA    NCSHARES, INC.
                        STATEMENTS OF CASH FLOWS
                                 (Unaudited)
[CAPTION]

For The Nine Months Ended Sept 30


(Amounts in Thousands)                                     1999      1998
OPERATING ACTIVITIES
Net Income (Loss)                                         (615)        91
   Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                  661       798
 Depreciation and Amortization Expense                      396       334
 Amortization of Investment Security Premiums                13         2
 Accretion of Investment Security Discounts                 (2)        10
 Decrease(Increase)in Deferred Income Taxes                  28         -
 (Gain) Loss on Sale of Property and Equipment                -         -
 (Gain) Loss on Sale of Other Real Estate                  (12)      (20)
 Decrease(Increase) in Other Assets & Prepaid Taxes         275       808
 (Decrease)Increase in Other Liabilities, Accrued
    Interest, and Accrued Loss Contingency                 (80)      (21)
 Net Decrease(Increase) in Mortgage Loans Held for            -         -
Resale
Net Cash Provided by (Used in) Operating Activities         664     2,002
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale Securities          -         -
 Purchases of Available-for-Sale Securities                   -         -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                        -     1,000
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                    4,500     4,972
 Purchases of Held-to-Maturity Investment Securities    (3,022)     (501)
 Proceeds from Sale of Property and Equipment                 0         1
 Purchases of Property and Equipment                      (564)     (186)
 Proceeds from Sale of Other Real Estate                     90       136
 Purchases of Other Real Estate                            (63)         -
 Net Decrease (Increase) in Loans                         3,591   (2,423)

Net Cash Provided by (Used in) Investing Activities       4,532     2,999
FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing and
  Interest Bearing Deposits                             (1,329)   (8,030)
 Proceeds from Issuance of Long-Term Debt                     -         -
  Retirement of Stock                                         -         -
 Principal Payments on Long Term Debt                      (38)      (10)
Net Cash Provided by (Used in) Financing Activities     (1,367)   (8,040)

Net Increase (Decrease) in Cash and Cash Equivalents      3,829   (3,039)
Cash and Cash Equivalents at Beginning of Year           33,643    28,884
Cash and Cash Equivalents at End of Period              $37,472   $25,845

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 1999

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

Note 2.  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 at September 30, 1999 and 1998 respectively.

Note 3.  CONTINGENCIES

     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending September 30, 1999, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has countersued and is presently appealing the judgment. The appeal has been pending since June, 1998.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned "nonsufficient funds". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a countersuit against the Plaintiffs for contribution on the $110,000 loss and for tortious interference. The Plaintiff filed exceptions to the countersuit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortious interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortious interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
     3a. Another proprietor filed a separate lawsuit on the same day that the Company initiated proceedings against this proprietor in Louisiana.
The proprietor's suit was filed in the Southern District of New York and alleges that the Company mismanaged the proprietary credit card portfolio. It is known that the principal of the proprietor mentioned in 1. above has assisted in the preparation of this lawsuit and this litigation parrots the lawsuit mentioned in 1. above. The Company has filed a motion to dismiss the suit on the grounds that the parties agreed to litigate in Louisiana and on the further grounds that the Company is not subject to that Court's jurisdiction. The Company also moved to have the matter transferred by the judicial panel on multidistrict litigation.
     These rights were granted and consolidated.
     3b. The new owners of the company mentioned in 3a. above filed a lawsuit in New York, claiming that it had security interest which primed the Company. The present principals came into existence on July 31, 1996 for the sole purposes of taking over the failing company and managing the operations. The new owners filed UCC-1 Statement to protect a consignment agreement it had with the failing company in August, 1996. The Company, on the other hand, filed UCC-1 Statements to protect its credit card portfolio in November and December of 1995. Just prior to the new principals filing in New York, the Company filed suit for declaratory judgment regarding the ranking of the liens in the Eastern District of Louisiana.
     3c. The Company's suit centers around the proprietor sequestering payments which they received from the Company's credit card holders, but never forwarded to the Company. That amount exceeds $423,000.
     On October 1, 1997 the matters were transferred by the judicial panel on multidistrict litigation to the Eastern District of Louisiana and consolidated with the other cases. Hence 3a, 3b, and 3c have become one case.
     The Company sought injunction relief, requiring the proprietor to disclose where the payments were held and to either pay the funds to the Company or deposit the money in the Registry of the Court. On October 2, 1997 in order to avoid a hearing on the preliminary injunction which would have required the proprietor to disclose the location of the sequestered funds, the proprietor agreed to post bond with the Louisiana Federal Court, while drafts were being prepared. On October 15, 1997 the proprietor filed
for Chapter 11.          The Company requested that the stay be lifted in
order to allow its claim against the proprietor to be liquidated and to recoup all of its losses and damages suffered from the proprietor. Trial has been set for June, 1999.
     Expected Results:  The Company filed its UCC-1 Statements first.
There is little doubt that the Company primes the proprietor. The Company anticipates significant recoveries.
     4. The Bank is a defendant in a lawsuit filed by an individual for damages because a settlement draft for $58,685 was forged by an attorney who maintained his trust account with the Bank. The attorney has been disbarred for prior defalcations and is judgment-proof. A provision for loss of $50,000 was charged to operations in 1998. This matter was settled. The Bank issued its check in the amount of $45,000 as payment in full.

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

The estimated fair values of the Bank's financial instruments are as follows:
[CAPTION]

                                               Sept 30, 1999
                                               Carrying            Fair
(Amounts in Thousands)                          Amount            Value
Financial Assets:
Cash and Short-Term Investments                 $37,472            $37,472
Investment Securities                             3,383              3,378
Loans                                            57,505             57,233
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $96,560            $96,283

Financial Liabilities:
Deposits                                        $93,254            $93,340


Unrecognized Financial Instruments:
Commitments to Extend Credit                     $2,403             $2,403
Commercial Lines of Credit                           76                 76
Credit Card Arrangements                         56,318             56,318
                                                $58,797            $58,797

Note 5.  REGISTRATION OF CERTAIN CLASSES OF SECURITIES

     The title of class to be registered is Common Stock Purchase Rights. On August 10, 1999, the Board of Directors of BOL Bancshares, Inc., a Louisiana corporation, declared a dividend distribution of one purchase right for each outstanding share of common stock, $1.00 par value, of the Company to stockholders of record at the close of business on August 31, 1999. Refer to Form 8A12G relating to the registration of a class of securities pursuant to Section 12(g) of the Exchange Act.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA
[CAPTION]

                           Three              Nine Months Ended
                           Months
                           Ended
(Amounts in Thousands,     Sept 30   June 30  Sept 30   Sept 30   Sept 30
Except Per Share Data)       1999      1999     1998      1999      1998
Interest Income             $2,499    $2,336   $2,471    $7,178    $7,445
Interest Expense               469       483      493     1,422     1,505
Net Interest Income          2,030     1,853    1,978     5,756     5,940
Provision for Loan             236       327      308       661       798
Losses
Net Interest Income          1,794     1,526    1,670     5,095     5,142
after Provision
Noninterest Income:
Noninterest Income             528       530      569     1,592     1,695
Securities Gains                 -         -        -         -         -
Noninterest Income             528       530      569     1,592     1,695
Noninterest Expense          2,414     2,481    2,307     7,302     6,746
Income before Taxes           (92)     (425)      (68)     (615)       91
Income Tax Expense               -         -        -         -         -
(Benefit)
Net Income (Loss)            ($92)    ($425)    ($68)    ($615)       $91

Income per Common Share    ($0.51)   ($2.38)  ($0.38)   ($3.43)     $0.51
Average Common Shares          179       179      179       179       179
Outstanding

Selected Quarter-End Balances
Loans                      $57,505   $56,763  $59,243
Deposits                    93,254    95,880   86,480
Long-Term Debt               2,234     2,246    2,274
Stockholders' Equity         5,360     5,435    5,371
Total Assets               101,873   104,771   95,279

Selected Average Balances
Loans                      $56,128   $56,855  $59,732   $55,988   $58,899
Deposits                    93,341    94,694   88,042    93,664    90,101
Long-Term Debt               2,235     2,255    2,277     2,254     2,282
Stockholders' Equity         5,389     5,531    5,378     5,623     5,161
Total Assets               102,146   103,591   96,968   102,657    98,907

Selected Ratios
Return on Average Assets    -0.09%    -0.41%   -0.07%    -0.60%     0.09%
Return on Average Equity    -1.70%    -7.68%   -1.26%   -10.94%     1.76%
Tier 1 Risk-Based           11.42%    11.41%   11.02%
Capital
Risk-Based Capital          12.69%    12.68%   12.29%
Tier 1 Leverage              7.03%     6.96%    7.21%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1999


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.

ACCOUNTING FOR YEAR 2000 COSTS

     The Company's Board of Directors has formulated a policy and has dedicated sufficient funds for the modification and replacement of software and hardware to ensure Year 2000 compliance.
     The Company began its replacement and modification of its software and hardware in late 1995, to ensure that operations would not be impaired by the date change. The related costs are capitalized and depreciated over the useful life of the asset.
     Certification has been received from the Company's vendors to confirm compliance on the respective equipment and software. All critical applications have already been modified and replaced, with one application presently in the migration process. This final replacement will be implemented in March, 1999 and will be fully tested by June, 1999.

FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $91,720,000 in the third quarter of 1999, a $3,445,000 increase from the third quarter of 1998 average of $88,275,000. Compared to the third quarter of 1998, average loans decreased $2,911,000 (4.94%) and average investment securities decreased $4,509,000 (51.52%), while average federal funds sold increased $10,865,000 (52.68%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $1,738,000 (2.93%)over the third quarter of 1998.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO
[CAPTION]

                      Sept 30, 1999   June 30, 1999      Sept 30, 1998
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,             $4,763    8.28%   $4,073     7.18%   $4,609    7.78%
Financial, &
Agricultural
Real Estate Mortgage    28,750   49.99%   27,720    48.83%   26,367   44.51%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
for Resale
Personal Loans           3,293    5.73%    3,179     5.60%    3,144    5.31%
Credit Cards-Visa,      18,713   32.54%   19,331    34.06%   21,518   36.32%
MasterCard
Credit Cards-            1,837    3.19%    2,363     4.16%    3,432    5.79%
Proprietary
Overdrafts                 149    0.26%       97     0.17%      173    0.29%
  Loans                $57,505  100.00%  $56,763   100.00%  $59,243  100.00%

     Securities Held to Maturity. Average securities held to maturity decreased $4,594,000 (53.76%) from the third quarter of 1998. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale increased $84,000 (40.58%) from the third quarter of 1998. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold increased $10,865,000 (52.68%) up from the third quarter of 1998. This increase is mainly due to the decrease in the loan portfolio and the investment securities.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $1,372,000 at September 30, 1999 as compared to $1,843,000 at September 30, 1998. Other real estate totaled $1,337,000 at September 30,1999 as compared to $1,357,000 at September 30, 1998.

Table 2. NONPERFORMING ASSETS
[CAPTION]

(Amounts in                    09/30/99 06/30/99  03/31/99 12/31/98 09/30/98
Thousands)
Nonaccrual Loans                    $35     $835      $802      $81      $31
Restructured Loans                    -        -         -        -      455
Other Real Estate                 1,337    1,340     1,415    1,357    1,357
  Owned
Total Nonperforming              $1,372   $2,175    $2,217   $1,438   $1,843
  Assets
Loans Past Due 90                  $605     $539      $821     $852   $1,183
   Days or More
Ratio of Past Due                 1.05%    0.95%     1.43%    1.42%    2.00%
  Loans to Loans
Ratio of Nonperforming Assets to Loans
  and Other Real                  2.33%    3.74%     3.78%    2.34%    3.04%
  Estate Owned

IMPAIRED LOANS

     As of September 30, 1999, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 46.39% to $2,116,000 at September 30, 1999 from $3,947,000 at September 30, 1998.

     Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and nine month period ending September 30, 1999 and 1998. The allowance for loan losses as a percentage of loans increased from 3.04% at September 30, 1998 to 3.13% at September 30, 1999. The net charge-off (recoveries) as a percentage of average loans decreased from 1.35% at September 30, 1998 to .42% at September 30, 1999.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3 - ALLOWANCE FOR LOAN LOSSES
[CAPTION]

                                      Three            Nine Months Ended
                                      Months
                                       Ended
                                    Sept 30,  Sept 30,  Sept 30,  Sept 30,
(Amounts in Thousands)                  1999     1998      1999      1998
Balance at Beginning of               $1,800   $1,800    $1,800    $1,800
                  Period
Loans Charged Off                       (381)     (495)   (1,160)   (1,520)
Recoveries                               145      187       499       722
       Net (Charge Offs)                (236)     (308)     (661)     (798)
              Recoveries
Provision for Loan                       236      308       661       798
Losses
Balance at End of Period              $1,800   $1,800    $1,800    $1,800
Allowance for Loan Losses as a
  Percentage of Loans                  3.13%    3.04%     3.13%     3.04%
Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                     0.42%    0.32%     1.18%     1.35%

FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $93,341,000 in the third quarter of 1999, a increase of $5,299,000 (6.02%) from $88,042,000 in the third quarter of 1998. Average core deposits were $91,407,000 for the third quarter of 1999 up from $86,650,000 in the third quarter of 1998. Table 4 presents the composition of average deposits for the three quarters ending September 30, 1999, June 30, 1999, and September 30, 1998.

TABLE 4. DEPOSIT COMPOSITION
[CAPTION]

                                For The Three Months Ended
                      Sept 30,           Jun 30,           Sept 30,
                        1999              1999               1998
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
Thousands)
Demand, Noninterest-   $33,649   36.05%  $35,477    37.46%  $32,790   37.24%
Bearing
NOW Accounts            14,175   15.19%   13,508    14.26%   11,916   13.53%
Money Market Deposit     6,658    7.13%    6,539     6.91%    5,773    6.56%
Accounts
Savings Accounts        26,661   28.56%   27,224    28.75%   26,064   29.60%
Other Time Deposits     10,264   11.00%   10,033    10.60%   10,107   11.48%
Total Core Deposits     91,407   97.93%   92,781    97.98%   86,650   98.42%
Certificates of Deposit of
   $100,000 or more      1,934    2.07%    1,913     2.02%    1,392    1.58%
Total Deposits         $93,341  100.00%  $94,694   100.00%  $88,042  100.00%

BORROWINGS

     The Company's long-term debt is comprised primarily of debentures which are secured by 39.72 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $600,000 with a correspondent bank and also has a commitment from an upstream correspondent which will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities. In addition, the Bank also maintains a Federal Funds line of credit in the amount of $1,000,000 with another correspondent bank. The Bank can borrow $1,900,000 by pledging securities at the discount window at the Federal Reserve Bank.

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the third quarter of 1999 increased $52,000 over the same period last year, and decreased $103,000 from the first nine months of 1998. The net interest margin decreased to 2.19% for the third quarter of 1999 from 2.28% for the third quarter of 1998.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
[CAPTION]

                                THIRD               THIRD QUARTER 1998
                              QUARTER
                                 1999
                            Average                 Average
(Amounts in Thousands)      Balance   Interest Rate   Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, Net of Unearned Income(1)(2)
  Taxable                     $56,128   2,035 3.63%   $59,732  2,091   3.50%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       3,804      44 1.15%     7,110    105   1.48%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             32,817     420 1.28%    19,865    275   1.38%
  Total Interest-Earning       92,749   2,499 2.69%    86,707  2,471   2.85%
Assets
Cash and Due from Banks         5,377                   5,354
Allowance for Loan Losses     (1,795)                 (1,792)
Premises and Equipment          2,740                   2,558
Other Real Estate               1,337                   1,428
Other Assets                    1,738                   2,713
  TOTAL ASSETS               $102,146                 $96,968

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               20,833      84 0.40%    17,689     98   0.55%
 Savings Deposits              26,661     194 0.73%    26,064    187   0.72%
 Time Deposits                 12,198     140 1.15%    11,499    152   1.32%
  Total Interest-Bearing       59,692     418 0.70%    55,252    437   0.79%
Deposits
Federal Funds Purchased
Securities sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,235      51 2.29%     2,277     56   2.46%
  Total Int-Bearing            61,927     469 0.76%    57,529    493   0.86%
Liabilities
Noninterest-Bearing            33,649                  32,790
Deposits
Other Liabilities               1,181                   1,271
Shareholders' Equity            5,389                   5,378
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        $102,146                 $96,968
Net Interest Income/Spread                    1.94%                    1.99%
Net Interest Margin                           2.19%                    2.28%
(1) Fee income relating to loans of $167,000 at Sept 30, 1999, and $157,000 at
Sept 30, 1998 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
[CAPTION]

                                 Nine               Nine Months Ended 9/98
                               Months
                                Ended
                                 9/99
                            Average                   Average
(Amounts in Thousands)      Balance   Interest Rate   Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
Loans, Net of Unearned Income(1)(2)
  Taxable                     $55,988   5,878 10.50%  $58,899  6,212  10.55%
  Tax-Exempt                        -                       -
Investment Securities
  Taxable                       4,243     157 3.70%     8,752    388   4.43%
  Tax-Exempt                        -                       -
Interest-Bearing Deposits           -                       -
Federal Funds Sold             31,489   1,143 3.63%    20,624    845   4.10%
  Total Interest-Earning       91,720   7,178 7.83%    88,275  7,445   8.43%
Assets
Cash and Due from Banks         5,693                   5,541
Allowance for Loan Losses     (1,791)                 (1,808)
Premises and Equipment          2,698                   2,615
Other Real Estate               1,375                   1,458
Other Assets                    2,962                   2,826
  TOTAL ASSETS               $102,657                 $98,907

LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               20,107     266 1.32%    17,956    295   1.64%
 Savings Deposits              26,957     601 2.23%    26,415    606   2.29%
 Time Deposits                 11,717     399 3.40%    12,234    444   3.63%
  Total Interest-Bearing       58,781   1,266 2.15%    56,605  1,345   2.38%
Deposits
Federal Funds Purchased
Securities sold under
   Agreements to Repurchase
Other Short-Term Borrowings         -                       -
Long-Term Debt                  2,254     156 6.94%     2,282    160   7.01%
  Total Int-Bearing            61,035   1,422 2.33%    58,887  1,505   2.56%
Liabilities
Noninterest-Bearing            34,883                  33,497
Deposits
Other Liabilities               1,116                   1,362
Shareholders' Equity            5,623                   5,161
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        $102,657                 $98,907
Net Interest Income/Spread                    5.50%                    5.88%
Net Interest Margin                           6.28%                    6.73%
(1) Fee income relating to loans of $466,000 at Sept 30, 1999, and $372,000 at
Sept 30, 1998 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Rate/Volume Analysis
[CAPTION]

                              Sept, 1999 Compared to Sept, 1998
                                Variance Attributed to (1)
                                                   Net
(Amounts in Thousands)        Volume     Rate      Change
Net Loans:
 Taxable                         (2,911)   -0.05%     (334)
 Tax-Exempt(2)                         -    0.00%         -
Investment Securities                  -    0.00%         -
 Taxable                         (4,509)   -0.73%     (231)
 Tax-Exempt(2)                         -    0.00%         -
Interest-Bearing Deposits              -    0.00%         -
Federal Funds Sold                10,865   -0.47%       298
  Total Interest-Earning Assets   $3,445   -1.24%      (267)
Deposits:
 Demand Deposits                   2,151   -0.32%       (29)
 Savings Deposits                    542   -0.07%        (5)
 Time Deposits                     (517)   -0.22%       (45)
  Total Interest-Bearing           2,176   -0.22%       (79)
Deposits
Federal Funds Purchased                -    0.00%         -
Securities Sold under                  -    0.00%         -
Agreements to Repurchase
Other Short-Term Borrowings            -    0.00%         -
Long-Term Debt                      (28)   -0.07%        (4)
  Total Interest-Bearing          $4,324   -0.91%      (162)
Liabilities
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of
34%.

NONINTEREST INCOME AND EXPENSE

     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income.
     Noninterest income for the third quarter of 1999 decreased $103,000 or 6.08% from the same period last year. Table 5 presents noninterest income for the three months and nine months ended September 30, 1999 and 1998.

TABLE 5. NONINTEREST INCOME
[CAPTION]

                       Three                      Nine Months Ended
                       Months
                       Ended
                      Sept 30, Sept 30, Increase  Sept 30, Sept 30, Increase
(Amounts in               1999     1998 (Decrease)   1999     1998 (Decrease)
Thousands)
Service Charges           $137     $148    ($11)      $411     $453    ($42)
NSF Charges                171      171      (0)       475      510     (35)
Gain on Sale of              -        -        -         -        -        -
Securities
Cardholder & Other         127      124        3       362      323       39
Credit Card Income
Membership Fees             41       50      (9)       135      175     (40)
Other Comm & Fees           27       23        4        74       71        3
ORE Income                   2        3      (1)         7       10      (3)
Gain on Sale of ORE          2       20     (18)        12       20      (8)
Other Income                21       30      (9)       116      133     (17)
Total Non-Interest        $528     $569    ($41)    $1,592   $1,695   ($103)
Income

NONINTEREST EXPENSE

     The major components of noninterest expense represents the cost of operating the banking organization.
     Noninterest expense for the third quarter of 1999 increased $556,000 or 8.24% from the same period last year. Table 6 presents the activity for the three months and nine months ended September 30, 1999 and 1998.

TABLE 6. NONINTEREST EXPENSE
[CAPTION]

                          Three                   Nine Months Ended
                         Months
                          Ended
                       Sept 30, Sept 30, Increase Sept 30, Sept 30, Increase
(Amounts in Thousands)     1999    1998 (Decrease)   1999     1998 (Decrease)
Salaries & Benefits        $959    $941      $18   $2,952   $2,708     $244
Loss on Litigation           -        -        -        -        -        -
Occupancy Expense           481     466       15    1,473    1,413       60
Advertising Expense          17      22      (5)       81       78        3
Communications               51      46        5      152      153      (1)
Postage                      71      84     (13)      233      271     (38)
Loan & Credit Card          231     241     (10)      761      728       33
Expense
Professional Fees            81      44       37      284      140      144
Legal Fees                  118     131     (13)      429      384       45
Insurance & Assessments      21      23      (2)       76       68        8
Stationery, Forms &          77      80      (3)      249      221       28
Supply
ORE Expenses                  2      43     (41)       57      123     (66)
Other Operating Expense     305     186      119      555      459       96
Total Non-Interest       $2,414  $2,307     $107   $7,302   $6,746     $556
Expense

INCOME TAXES

     The Company did not record a provision for income taxes for the third quarter of 1999 or 1998. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS
[CAPTION]

                             Sept 30, June 30, March 31, Dec. 31,  Sept. 30,
                                 1999     1999      1999     1998     1998
Risk-Based Capital
Tier 1 Risk Based                11.42%   11.41%    11.93%   11.36%   11.02%
Capital Ratio
Risk Based Capital               12.69%   12.68%    13.20%   12.63%   12.29%
Ratio
Tier 1 Leverage Ratio             7.03%    6.96%     7.42%    7.63%    7.21%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 41.68% at September 30, 1999, 44.97% at June 30, 1999, and 35.73% at
September 30, 1998.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

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

                                        BOL BANCSHARES, INC.
                                        (Registrant)



                                        /s/ Peggy L. Schaefer
November 12, 1999                       Peggy L. Schaefer
Date                                    Treasurer


