Form 10-K/A
period 1998-12-31
BOL BANCSHARES INC
filed 2000-02-25
CIK 832818

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-K/A

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
                                Act of 1934

     For the fiscal year ended                         December 31, 1998
     Commission file Number                            01-16934

                           BOL BANCSHARES, INC.
          (Exact name of registrant as specified in its charter.)

          Louisiana                          72-1121561
     (State of incorporation)           (IRS Employer Identification No.)

     300 St. Charles Avenue, New Orleans, La.               70130
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:    (504)889-9400



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

                                        For The Years Ended
                                                 December 31,
                              1998       1997      1996      1995    1994

(dollars in thousands, except per share data)
Operations:
 Net Interest Income           $7,827    $8,189   $10,133  $9,061    $8,190
 Provision for Loan Losses      1,085     3,630     2,040   1,749       805
 Non-Interest Income            2,249     2,938     2,440   2,703     3,513
 Non-Interest Expense           9,123    10,643    10,647   9,729    10,045
 Income Tax Expense                96   (1,171)      (20)     141       205
(Benefit)
 Net Income(Loss)               (228)   (1,975)      (94)     145       648

Per Share:
 Common Shares Outstanding    179,145   179,145   179,145 179,145   179,258
 Net Income (Loss)              (1.27)  (11.03)    (0.52)    0.81      3.61
 Cash Dividends - Common         0.00      0.00      0.00    0.00      0.00
 Book Value at End of           16.47     16.62     27.64   28.30     27.64
Period
 Preferred Shares
Outstanding                 2,302,811 2,302,811 2,302,811 2,302,811 2,309,103
 Cash Dividends - Preferred      0.00      0.00      0.00      0.00      0.08
Stock

Balances at End of Period:
 Investment Securities          4,789    10,567     9,060    11,136    15,188
 Fed Funds Sold                26,950    21,150    14,400    10,725     6,075
 Loans, Net of Unearned        61,542    57,619    69,298    74,943    67,802
Interest
 Allowance for Loan Losses      1,800     1,800     1,500     1,500       935
 Other Real Estate Owned        1,357     1,473     2,273     1,994     2,771
 Total Assets                 103,886   102,709   106,091   108,589   103,102
 Total Deposits                94,583    93,941    95,141    97,386    91,764
 Shareholders' Equity           5,185     5,280     7,251     7,368     7,257

Ratios:
 Return on Average Assets      -0.23%    -1.95%    -0.09%     0.14%     0.61%
 Return on Average Equity      -4.18%   -34.49%    -1.27%     1.87%     9.34%
 Primary Capital to Total
 Assets and
 Allowance for Possible         5.12%     5.23%     6.93%     6.68%     6.93%
 Loan Losses
Allowance for Possible Loan Losses
 as a Percentage of Loans,      2.92%     3.12%     2.61%     2.00%     1.38%
 Net
Non-Performing Loans as a
 Percentage of Loans, Net       0.13%     0.15%     0.47%     0.32%     0.36%
 (1)
Non-Performing Loans as a
 Percentage of Total Assets     1.38%     1.51%     2.44%     2.05%     2.92%
 (2)
Capital Ratios: Bank
 Tier 1 Risk Based Capital     10.27%    10.61%    12.32%    11.46%    11.87%
   Ratio
 Risk Based Capital Ratio      11.54%    11.88%    13.58%    12.72%    13.12%
 Tier 1 Leverage Ratio          6.89%     6.84%     8.60%     8.54%     9.43%

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

Overview
     The Company has remained constant in total assets in the past five years. The Company had total assets of $103,886,000 at December 31, 1998, and $103,102,000 at December 31, 1994. The Company currently operates through five locations in the metropolitan New Orleans area and two locations in St. Tammany Parish.
     Historically, credit card loans have been an important part of the Company's total loan portfolio. At December 31, 1994, credit card loans were $37,382,000 which was 55.13% of the Company's loan portfolio of $67,802,000. At December 31, 1998, credit card loans totaled $25,200,000, or 40.96% of the Company's total loans. The decrease in the Company's credit card loans is largely attributable to competition from other banks and nontraditional credit card issuers (e.g. AT&T and GMAC), and the loss of proprietary business.
     The Company's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts. This will be accomplished through an aggressive Marketing campaign and the acquisition of several Visa & MasterCard portfolios. During 1998 the Company purchased Visa & MasterCard portfolios totaling $4,792,000, at a premium of $673,000. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income
     The Company's net loss for 1998 was $228,000, or $(1.27) per share, compared to a net loss of $1,975,000 or $(11.03) per share in 1997. This $1,747,000 decrease was primarily due to the decrease in losses suffered by the Company from its credit card portfolio with charge-offs of $1,878,000 in 1998 compared to $3,996,000 in 1997. Net charge-offs totaled $1,086,000 in 1998 as compared to $3,330,000 in 1997 resulting in a decrease of $2,244,000.
     The Company's net loss was $1,975,000, or $(11.03) per share in 1997, compared to net loss of $94,000 or $(0.52) per share in 1996, a significant decrease. This $1,881,000 decrease was primarily due to the increase in losses suffered by the Company from its credit card portfolio. The Reserve for Loan Losses increased to $1,800,000 in 1997 from $1,500,000 in 1996 due to $300,000 charged to operations in order to comply with FDIC regulations with respect to charge-offs in the credit card portfolio. Net charge-offs totaled $3,330,000 in 1997 as compared to $2,040,000 in 1996.
This $1,290,000 increase in net charge-offs occurred mainly in the Company's credit card portfolio and is a result of the economy and overburdened credit card debt of consumers. These losses are, however, consistent with the experience of many banks nationwide with respect to their credit card portfolios.
     The Company's net loss was $94,000, or $(0.52) per share in 1996, compared to net income of $144,000 or $.80 per share in 1995, a significant decrease. This $238,000 decrease was primarily due to the increase in losses suffered by the Company from its credit card portfolio. Net charge-offs totaled $2,040,000 in 1996 as compared to $1,183,000 in 1995. This $857,000 increase in net charge-offs occurred mainly in the Company's credit card portfolio and is a result of the economy and overburdened credit card debt of consumers. These losses are, however, consistent with the experience of many banks nationwide with respect to their credit card portfolios.

Net Interest Income Margin
     Interest income decreased $484,000 or 4.70% to $9,814,000 in 1998 from $10,298,000 in 1997. This decrease is mainly due to a 31.30% decrease in interest income on proprietary credit card loans. Total interest expense decreased $121,000 or 5.78% to $1,987,000 in 1998 from $2,108,000 in 1997.
     Interest income decreased $2,028,000 or 16.46% to $10,298,000 in 1997 from $12,326,000 in 1996. This decrease is mainly due to a 55.72% decrease in interest income on proprietary credit card loans. Total interest expense decreased $85,000 or 3.83% to $2,108,000 in 1997, from $2,193,000 in 1996.
     Interest income increased $836,000 or 7.28% to $12,326,000 in 1996 from $11,490,000 in 1995. This increase is mainly due to a 56.24% increase in interest income on proprietary credit card loans and the continued growth in the credit card portfolio. Total interest expense decreased $236,000 or 9.72% to $2,193,000 in 1996, from $2,429,000 in 1995. This decrease is mainly due to a 17.10% decrease in interest paid on deposits due to an average interest rate paid of 3.27% in 1996 as compared to 3.60% in 1995.
     Interest earned on Federal Funds Sold increased 14.04% in 1998 to $1,145,000 from $1,004,000 in 1997. The average Federal Funds Sold for 1998 was $21,566,000 and $18,372,000 in 1997. The average interest rate earned on Federal Funds Sold in 1998 was 5.31% as compared to 5.46% in 1997. Interest earned on investment securities decreased 22.98% due to a decrease in the average balance to $4,789,000 in 1998 from $10,567,000 in 1997 with an average rate earned of 5.86% in 1998 and 5.78% in 1997.
     Interest earned on Federal Funds Sold increased 72.81% in 1997, to $1,004,000 from $581,000 in 1996, due to an average interest rate earned of 5.47% as compared to 5.28% in 1996. The average Federal Funds Sold for
1997, was $18,372,000 and $10,997,000 in 1996.  Interest earned on investment securities increased 15.46% due to a increase in the average balance to $10,232,000 in 1997, from $9,353,000 in 1996, with an average rate earned of 5.78% in 1997, and 5.47% in 1996.
     Commercial loans average balance increased $2,262,000 or 8.42% to $29,121,000 on December 31, 1996, from $26,859,000 on December 31, 1995 due to the Company's continued positive experiences in generating new commercial loans. Interest income on commercial loans increased $212,000 to $2,807,000 in 1996, from $2,595,000 in 1995. The average interest rate charged on commercial loans in 1996, was 9.64% as opposed to 9.66% in 1995. Interest earned on Federal Funds Sold increased 1.96% in 1996, to $581,000 from $570,000 in 1995, due to an average interest rate earned of 5.29% as compared to 5.80% in 1995. The average Federal Funds Sold for 1996, was $10,997,000 and $9,830,000 in 1995. Interest earned on investment securities decreased 26.84% due to a decrease in the average balance to $9,353,000 in 1996, from $13,336,000 in 1995, with an average rate earned of 5.62% in 1996, and 5.39% in 1995.

Noninterest Income and Expense
     The amount of noninterest income and noninterest expenses of a banking organization relate closely to the size of the total assets and deposits and the number of deposit accounts. The amount of noninterest expense represents the cost of operating the banking organization.
     The major components of noninterest income are service charges related to deposit accounts, cardholder and other credit card fees, Ore income, gain on sale of ORE and other noninterest income as reflected in the below table.
     Total noninterest income decreased to $2,249,000 in 1998 from $2,938,000 in 1997 or a 23.43% decrease. The gain on sale of ORE income decreased to $20,000 in 1998 from $61,000 in 1997.
     Total noninterest income increased to $2,938,000 in 1997 from $2,441,000 in 1996 or a 20.36% increase. A judgment rendered against the Bank in 1994, for $390,000 was reversed. The gain on sale of ORE income increased to $61,000 in 1997 from $7,000 in 1996.

Noninterest Income
                                                 December 31,
                                         1998      1997      1996
                                       (Dollars in Thousands)
Service Charges                             653       618     643
NSF Charges                                 666       725     783
Gain on Sale of Securities                    -        16      -
  Cardholder & Other Credit                 456       388     448
                Card Income
Membership Fees                             224       245     218
Other Comm & Fees                            34       101     112
ORE Income                                   13        11      24
Gain on Sale of ORE                          20        61       7
Reversal of Litigation
Settlement                                    -       390       -
Other Income                                185       383     205
   Total Non-Interest Income             $2,249    $2,938  $2,440


Provision for Income Taxes
     The income tax provision (benefit) for the Company and the Bank on a consolidated basis, for the year 1998 was $96,000 as compared to $(1,171,000) in 1997 and $(20,000)in 1996. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.


Capital Adequacy
     The FDIC's regulations require that a state-chartered bank, such as the Bank of Louisiana maintain a minimum Tier 1 risk based capital ratio of 4% and a risk based capital ratio of 8%. The Bank, however, is required to maintain a Tier 1 leverage ratio of 7.00% as part of a Memorandum of Understanding signed in 1996 which replaces the Memorandum of Understanding dated November 8, 1994. See "Supervision and Regulation Enforcement Action".
     The Bank's "primary capital ratio" is the sum of shareholders' equity divided by total assets. The Bank's capital to asset ratio was 5.23% at December 31, 1998, 6.84% at December 31, 1997, and 8.60% at December 31, 1996.
     The Bank intends on increasing capital by implementing an extensive marketing program and to obtain additional proprietary accounts which will maximize the highest yield possible and thereby improve earnings.


Shareholders' Equity
     Shareholders' equity decreased $95,000 or 1.79% to $5,185,000 at December 31, 1998 from $5,280,000 at December 31, 1997. This decrease in shareholders' equity since December 31, 1997, was attributable to the net loss of $228,000 and an increase in accumulated other comprehensive income of $134,000.
     Shareholders' equity decreased $1,971,000 or 27.19% to $5,280,000 at December 31, 1997 from $7,251,000 at December 31, 1996. This decrease in shareholders' equity since December 31, 1996, was attributable to $1,975,000 in losses.
     Shareholders' equity decreased $117,000 or 1.59% to $7,251,000 at December 31, 1996, from $7,368,000 at December 31, 1995, because of fluctuations in shareholders' equity. Realized shareholder's equity (shareholders' equity excluding net unrealized holdings gains or losses on investment securities classified as available-for-sale) at December 31, 1996 was $7,256,000. The $117,000 decrease in shareholders' equity since
December 31, 1995, was attributable to $94,000 in losses and a $23,000 decline in net unrealized value of investment securities, net of tax, classified as available-for-sale.

     The leverage ratio (Tier 1 capital to total assets) at December 31, 1998, was 6.89% compared to 6.84% at December 31, 1997, which are compared to the minimum capital requirement of 4.00%.
     The leverage ratio (Tier 1 capital to total assets) at December 31, 1997, was 6.84% compared to 8.60% at December 31, 1996, which are compared to the minimum capital requirement of 4.00%.
     At December 31, 1998, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 10.27, and the risk based capital ratio was 11.54%.
     At December 31, 1997, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 10.61, and the risk based capital ratio was 11.88%.
     At December 31, 1996, based on the Federal Reserve Board's guidelines, the Company's Tier 1 capital ratio was 12.32%, and the total risk-based capital ratio was 13.58%.
     The ratio of average shareholders' equity to average assets was 5.45% in 1998, 5.66% in 1997, and 7.06% in 1996.

Item 14
Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                     BOL BANCSHARES, INC. & SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                 December 31,
                                                     1998       1997
Cash and Due from Banks
Non-Interest Bearing Balances and Cash             $6,692,995   $7,734,005
Federal Funds Sold                                 26,950,000   21,150,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
 $4,514,374 in 1998 and $9,510,313 in 1997)         4,497,942    9,478,718
Securities Available-for-Sale, at Fair Value          291,400    1,088,663
Loans - Less Allowance for Loan Losses of
 $1,800,000 in 1998 and 1997, and Unearned Discounts
 of $215,256 in 1998 and $1,847 in 1997            59,741,831   55,819,114
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)             2,505,740    2,697,583
Other Real Estate                                   1,356,893    1,473,160
Other Assets                                        1,311,319    1,658,277
Deferred Taxes                                        454,129      618,684
Income Taxes Receivable                                     -      876,831
Letters of Credit                                      84,052      113,532

                                                 $103,886,301 $102,708,567

The accompanying notes are an integral part of these financial statements.

     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,
                                                   1998       1997
LIABILITIES
Deposits
Non-Interest Bearing                            $36,826,094  $35,124,103
Interest Bearing                                 57,757,018    8,816,434
Notes Payable                                     2,272,387    2,283,508
Other Liabilities                                 1,035,457      412,886
Accrued Litigation Settlement                       200,000      150,000
Letters of Credit Outstanding                        84,052      113,532
Accrued Interest                                    525,969      528,269

Total Liabilities                                98,700,977   97,428,732

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding in       2,302,811    2,302,811
 1998 and 1997
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 1998      179,145      179,145
 and 1997
Accumulated Other Comprehensive Income              133,187         (569)
Capital in Excess of Par - Retired Stock             14,888       14,888
Retained Earnings                                 2,555,293    2,783,560

Total Stockholders' Equity                        5,185,324    5,279,835


                                               $103,886,301 $102,708,567

The accompanying notes are an integral part of these financial statements.

   BOL BANCSHARES, INC. & SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                   For the Years Ended
                                        December 31,
                                1998       1997        1996
INTEREST INCOME              $9,813,783 $10,297,883 $12,326,563

INTEREST EXPENSE              1,986,681   2,108,592  2,193,255

Net Interest Income           7,827,102   8,189,291 10,133,308

PROVISION FOR LOAN LOSSES     1,085,625   3,630,273  2,039,779

Net Interest Income After
Provision
for Loan Losses               6,741,477   4,559,018  8,093,529

OTHER INCOME
Service Charges on Deposit
Accounts                      1,318,419   1,398,552  1,481,144
Other Non-Interest Income       930,992   1,133,436    958,796
Reversal of Litigation                -     390,000          -
Settlement
Gain on Sale of Securities            -      15,860          -

Total Other Income            2,249,411   2,937,848  2,439,940

OTHER EXPENSES
Salaries and Employee         3,669,949   3,974,048  4,189,606
Benefits
Occupancy Expense             1,956,172   1,937,416  1,848,469
Loss on Litigation               50,000     150,000          -
Other Non-Interest Expense    3,447,384   4,581,491  4,609,011

Total Other Expenses          9,123,505  10,642,955 10,647,086

INCOME (LOSS) BEFORE
INCOME TAX EXPENSE (BENEFIT)   (132,617) (3,146,089)  (113,617)

INCOME TAX EXPENSE (BENEFIT)     95,650 (1,170,803)   (20,028)

NET INCOME (LOSS)             ($228,267)($1,975,286)  ($93,589)

EARNINGS (LOSS) PER SHARE OF
COMMON STOCK                     $(1.27)    ($11.03)    ($0.52)

The  accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                     For the Years Ended
                                     December 31,
                                       1998         1997        1996
NET INCOME (LOSS)                    $(228,267) ($1,975,286)  ($93,589)

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding Gains (Losses)on
Investment Securities Available-for-Sale
Arising During the Period               133,806        3,919   (21,960)

Less:  Reclassification Adjustment for
Gains Included in Net Income               (50)         (81)    (1,483)

OTHER COMPREHENSIVE INCOME              133,756        3,838   (23,443)

COMPREHENSIVE INCOME (LOSS)          $(94,511) ($1,971,448)  ($117,032)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Accumul- Capital
                                        ated   In
                                       Other  Excess
                                                of
                    Preferred Common  Comprehen  Par  Retained
                                       -sive
                                       Income  Retired Earnings   Total
                       Stock   Stock           Stock

BALANCE - December  $2,302,811 $179,145  $19,036 $14,888 $4,852,435 $7,368,315
31, 1995

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                -       -   (23,443)     -         -      (23,443)

Net (Loss) for the          -       -        -       -     (93,589)   (93,589)
Year 1996

BALANCE - December    2,302,811 179,145  (4,407) 14,888   4,758,846 7,251,283
31, 1996

Other ComprehensiveIncome,
Net of Applicable
Deferred Income Taxes       -       -      3,838     -         -        3,838

Net (Loss) for the          -       -        -       - (1,975,286) (1,975,286)
Year 1997

BALANCE - December   2,302,811 179,145    (569) 14,888 2,783,560   5,279,835
31, 1997

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                -       -    133,756     -         -      133,756

Net Loss for the            -       -        -     -     (228,267)   (228,267)
Year 1998

BALANCE - December  $2,302,811 $179,145 $133,187 $14,888 $2,555,293 $5,185,324
31, 1998

The accompanying notes are an integral part of these financial statements.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F
INCOME TAXES
     The components of the provision for income tax expense (benefit) are:

                                    1998       1997       1996
Current                            $-        $(876,831) $(59,302)
Reduction for Excess Provision
in Prior Year:                      -         (11,060)   (16,151)
       Deferred                   95,650     (282,912)     55,425

Total Provision for
Income Tax                       $95,650   $(1,170,803)  $(20,028)

     A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                     1998      1997       1996
 Computed Tax at the Expected
      Statutory Rate             $(45,090) $(1,069,670)  $(38,630)
 Reduction for Excess Provision
      in Prior Year                   -        (11,060)   (16,151)
          Tax Exempt Income           -        (98,835)         -
          Other Adjustments        139,584         8,762   34,753
       Income Tax Expense (Benefit)
           for Operations        $  95,650   $(1,170,803)  $(20,028)


                                     1998      1997       1996

Income Taxes Currently Receivable:
Current Income Tax Expense
   (Benefit) from Operations     $   -      $(876,831)   $(75,453)
           Other Adjustments         -          -         16,151
           Prepaid Tax               -          -        (187,728)

           Income Tax Receivable   $-        $(876,831) $(247,030)

     Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

     There were net deferred tax assets of $454,129 and $618,684 as of December 31, 1998 and December 31, 1997, respectively. The major temporary differences which created deferred tax assets and liabilities are as follows:

                                                1998      1997
Unrealized Gain on Securities
FASB 115 Adjustment                          $(44,110)  $  29,441
Allowance for Loan Loss                        19,573     119,303
Accumulated Depreciation                     (114,456)  (123,455)
Other Real Estate                              30,034     169,619
Deferred Gain on sale of Other Real Estate    166,852        -
Accruals not Deductible Until Paid             53,086     126,435
Net Operating Loss and Tax Credit Carryforward 262,145    237,573
Contributions Carryforward                     13,005       8,768
Accrued Litigation Settlement                  68,000      51,000

                                             $454,129   $ 618,684

     The net operating loss carryforwards of $72,269 and $578,692 expire in the years 2013 and 2012, respectively.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


             BOL BANCSHARES, INC.
           CONDENSED BALANCE SHEETS

                                                December 31,
                                                  1998       1997
ASSETS
Due from Banks                                   $599,241   $586,622
Due from Subsidiary                               118,738        -
Securities Available-for-Sale, at Fair Value      271,400        -
Other Assets                                       31,959    921,438
Investment in Bank of Louisiana                 6,905,656  7,168,026

                                               $7,926,994 $8,676,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                                  $2,272,386 $2,283,508
Accrued Expenses                                   10,000        -
Due to Subsidiary                                       -    750,130
Accrued Interest                                  390,673    362,613
Shareholders' Equity                            5,253,935  5,279,835

                                               $7,926,994 $8,676,086

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

    BOL BANCSHARES, INC.
 STATEMENTS OF INCOME (LOSS)

                               December 31,
                                 1998         1997         1996
INCOME
Dividend Income - Bank of        $387,500           $0          $0
Louisiana
Interest Income                    18,223       19,753      26,273
Miscellaneous Income                    -        3,327          19

                                  405,723       23,080      26,292
EXPENSES
Interest                          211,837      219,357     223,515
Other Expenses                     35,218       23,951      15,427

                                  247,055      243,308     238,942

INCOME (LOSS) BEFORE EQUITY
IN UNDISTRIBUTED EARNINGS
(LOSS) OF SUBSIDIARY              158,668    (220,228)   (212,650)

Equity in Undistributed
Earnings (Loss) of Subsidiary    (262,939) (1,829,936)      46,760

INCOME (LOSS) BEFORE
INCOME TAX BENEFIT               (104,271) (2,050,164)   (165,890)

INCOME TAX BENEFIT                 77,803       74,878      72,301

NET INCOME (LOSS)                $(26,468) ($1,975,286)  ($93,589)

            BANK OF LOUISIANA
        SUPPLEMENTARY INFORMATION

                SCHEDULE I
              BALANCE SHEETS
              UNCONSOLIDATED

                  ASSETS

                                            December 31,
                                              1998        1997
Cash and Due from Banks
Non Interest Bearing Balances and Cash     $6,692,995  $7,734,005
Federal Funds Sold                         26,950,000  21,150,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
 $4,514,374 in 1998 and $9,510,313 in 1997) 4,497,942   9,478,718
Securities Available-for-Sale, at Fair         20,000   1,088,663
 Value
Loans: Less Allowance for Loan Losses of
 $1,800,000 in 1998 and 1997 and Unearned
 Discount of $215,256
 in 1998 and $1,847 in 1997                59,741,831  55,819,114
Property, Equipment and Leasehold
Improvements (Net
of Depreciation and Amortization)           2,505,740   2,697,583
Other Real Estate                           1,356,893   1,473,160
Other Assets                                1,279,358   1,613,670
Deferred Taxes                                522,741     618,684
Due from Parent                                     -     801,953
Letters of Credit                              84,052     113,532

Total Assets                             $103,651,552 $102,589,082

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-Interest Bearing                       $36,943,605 $35,128,504
Interest Bearing                            58,238,748  59,398,655
Other Liabilities                            1,025,457     412,886
Letters of Credit Outstanding                   84,052     113,532
Due to Parent                                  118,738      51,823
Accrued Litigation Settlement                  200,000     150,000
Accrued Interest                               135,296     165,656

Total Liabilities                           96,745,896  95,421,056

STOCKHOLDERS'  EQUITY
Common Stock - 143,000 Shares Issued and
Outstanding                                  1,430,000   1,430,000
Accumulated Other Comprehensive Income               -       (569)
Surplus                                      4,616,796   4,616,796
Retained Earnings                              858,860   1,121,799

Total Stockholders' Equity                   6,905,656   7,168,026

Total Liabilities and Stockholders' Equity $103,651,352
$102,589,082

See independent auditor's report on supplementary information.

      BANK OF LOUISIANA
  SUPPLEMENTARY INFORMATION

         SCHEDULE II
 STATEMENTS OF INCOME (LOSS)
       UNCONSOLIDATED

                                For The Years Ended
                                           December 31,
                                  1998        1997        1996
INTEREST INCOME                 $9,813,783 $10,297,883 $12,326,563
INTEREST EXPENSE                 1,793,067   1,908,988   1,996,013

Net Interest Income              8,020,716   8,388,895  10,330,550

PROVISION FOR LOAN LOSSES        1,085,625   3,630,273   2,039,779

    Net Interest Income After Provision
For Loan Losses                  6,936,373   4,758,622   8,290,771

OTHER INCOME
Service Charges on Deposit
Accounts                         1,318,419   1,398,552   1,481,144
Other Non-Interest Income          930,992   1,130,109     958,777
Reversal of Litigation
Settlement                               -     390,000           -
Gain on Securities                 201,799      15,860           -


                                 2,451,210   2,934,521   2,439,921

OTHER EXPENSES
Salaries and Employee
Benefits                         3,669,949   3,974,048   4,189,606
Occupancy Expense                1,956,172   1,937,416   1,848,469
Equity in Loss of
Unconsolidated Subsidiary                -           -           -
Loss on Litigation                  50,000     150,000           -
Other Non-Interest Expense       3,412,166   4,557,540   4,593,584


                                 9,088,287  10,619,004  10,631,659

INCOME (LOSS) BEFORE
INCOME TAX EXPENSE (BENEFIT)       298,014  (2,925,861)     99,033

INCOME TAX EXPENSE (BENEFIT)       173,453  (1,095,925)     52,273

NET INCOME (LOSS)                 $124,561 ($1,829,936)    $46,760

EARNINGS (LOSS) PER SHARE
OF COMMON STOCK                      $ .87    ($12.80)       $0.33

See independent auditor's report on supplementary information.

   BANK OF LOUISIANA
     SUPPLEMENTARY
      INFORMATION

      SCHEDULE III
STATEMENTS OF CHANGES IN
  STOCKHOLDERS' EQUITY
     UNCONSOLIDATED

                                 Accumulated
                                   Other
                         Common  Comprehensive          Retained
                         Stock    Income     Surplus    Earnings        Total

BALANCE - December   $1,430,000   $19,036  $4,616,796 $2,904,975   $8,970,807
31, 1995
Net Income for the Year       -         -           -     46,760       46,760
1996

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                   -  (23,443)           -          -    (23,443)

BALANCE - December   $1,430,000  ($4,407)  $4,616,796 $2,951,735   $8,994,124
31, 1996
Net Loss for the Year         -         -           - (1,829,936)  (1,829,936)
1997

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                   -     3,838           -          -       3,838

BALANCE - December   $1,430,000    ($569)  $4,616,796  $1,121,799  $7,168,026
31, 1997
Net Income for the Year       -         -           -    124,561      124,561
1998

Cash dividends declared for
 the Year ($2.71 per          -         -           -  (387,500)    (387,500)
share)

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes                   -       569           -          -        569

BALANCE - December   $1,430,000        $0  $4,616,796 $  858,860   $6,905,656
31, 1998

See independent auditor's report on supplementary information.