Form 10-K
period 1999-12-31
BOL BANCSHARES INC
filed 2000-03-30
CIK 832818

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

     For the fiscal year ended                         December 31, 1999
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000.

Common Stock, $1.00 par value, $463,200(a)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 2000.

Common Stock, $1.00 par value, 179,145 shares.


(a) For the purposes of this computation, shares owned by directors and executive officers have been excluded.

                                   Cross Reference Index           Page

Part I

Item 1:   Business                                                     3
Item 2:   Properties                                                   5
Item 3:   Legal Proceedings                                            6
Item 4:   Submission of Matters to a Vote of Security Holders          7

Part II

Item 5:   Market for Registrant's Common Equity and Related Stockholder
Matters                                                                7
Item 6:   Selected Financial Data                                      8
Item 7:   Management's Discussion and Analysis of Financial Condition and
Results
          Of Operation                                                 9
Item 8:   Financial Statements and Supplementary Data                 34
Item 9:   Changes in and Disagreements with Accountants and Financial
Disclosure                                                            28


Part III

Item 10:  Directors and Executive Officers of the Registrant          29
Item 11:  Executive Compensation                                      30
Item 12:  Security Ownership of Certain Beneficial Owners and Management
                                                                      31
Item 13:  Certain Relationships and Related Transactions
                                                                      32


Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (a) Financial Statements
               Independent Auditor's Report Consolidated Balance Sheets
                                                                      36
               Consolidated Statements of Income (Loss)               38
               Consolidated Statements of Comprehensive Income (Loss) 39 Consolidated Statements of Changes in Stockholder's Equity
                                                                      40
               Consolidated Statements of Cash Flow                   41
               Notes to Consolidated Financial Statements             43
               Independent Auditor's Report on Supplementary Information
                    Schedules I, II, III                              62
          (b) Reports    on Form 8-K                                NONE
          (c) Schedules and Exhibits
               Article 9                                              67

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

     Consumer Loans. The Company's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational and government-sponsored student loans.
     Real Estate Loans. The Company's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
     Commercial Loans (Secured and Unsecured). The Company's commercial loans consist of working capital loans, accounts receivable loans, and inventory loans to small businesses.
     Credit Cards. The Company offers a variety of nationally recognized credits cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 1999, the Company held $19,355,056 in credit card receivables.
     Proprietary Accounts. The Company has a number of proprietary accounts it services. The Company's proprietary accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Company acquires these credit card accounts at a discount, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 1999, the Company held $2,426,761 in proprietary accounts.
     Mortgage Lending. The Company offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Company sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

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

Employees
     As of December 31, 1999, the Company had approximately 149 full-time and approximately 13 part-time employees. The Company considers its relationship with its employees to be very good. The employee benefit programs provided by the Company include group life and health insurance, paid vacations, and sick leave. The Company has no employees who are not employees of the Company. See "Item 11, Executive Compensation".

Item 2
Property
     In addition to its main office, the Company has six branch locations and an operations center. Set forth below is a description of the offices of the Company.

     Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. The purchase was financed by a loan from director Edward J. Soniat to the Company. As of December 31, 1999, there is a balance of $68,774 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. See "Management-- Certain Transactions". The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Company occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The initial term of the club's lease is for 25 years, expiring on December 15, 2003.
     Carrollton Branch. The Carrollton Branch of the Company is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Company leases the office space on a month-to-month basis from Carrollton Central Plaza. The Company pays $2,866 per month in lease payments.
Severn Branch. The Severn Branch of the Company is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Company leases the office space from Severn South Partnership, an affiliate of the Company. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June 1, 1999, and terminates on May 31, 2003. The lease payments are $12,456, plus a percentage of operating costs, per month.
     Oakwood Branch. The Oakwood Branch of the Company is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space, which includes 1,560 square feet of drive-in facility, and parking is provided by the shopping center. The Company leases the building from Oakwood Mall. The lease commenced on June 1, 1991, and terminates on May 31, 2001. The lease payments are $11,547 per month.
     Lapalco Branch. The Lapalco Branch of the Company is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Company leases the building from Belle Meade Developers. The lease commenced on January 1, 1996, and terminates on January 1, 2001. The lease payments are $5,673 per month.
     Gause Branch. The Gause Branch of the Company is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The premises consist of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Company owns the building and underlying land upon which this branch is situated. The Company occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 1999 totaled $108,507.
     Tammany Mall Branch. The Tammany Mall Branch of the Company is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Company leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the Company. See Item 13, Certain Relationships and Related Transactions. The lease payments are $6,200 per month.
     Operations Center. The Company's operations center, housing its data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Company leases 20,770 square feet from Severn South Partnership, an affiliate of the Company, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the leases commenced on June 1, 1999, and will terminate on May 31, 2003. The lease payments total $27,921, plus a percentage of operating costs, per month.

Item 3
Legal Proceedings
     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 1999, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has counter sued and is presently appealing the judgment. The appeal has been pending since June 1998.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.
     2. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned "nonsufficient funds". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a counter suit against the Plaintiffs for contribution on the $110,000 loss and for tortuous interference. The Plaintiff filed exceptions to the counter suit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortuous interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortuous interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.

Item 4
Submission of Matters to a Vote of Security Holders
     There were no matters submitted, during the fourth quarter of fiscal year 1999, to a vote of security holders, through the solicitation of proxies.

Item 5
Market for Registrant's Common Equity and Related Stockholder Matters
     There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 1996, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Bank Stock would trade. As of December 31, 1999, the Company had approximately 666 shareholders of record.

[CAPTION]

1999

                              High       Low
First Quarter                       $         $
                                 7.00      5.00
Second Quarter
                                 7.00      5.00
Third Quarter
                                 7.00      5.00
Fourth Quarter
                                 7.00      5.00

1998


                              High       Low
First Quarter                       $         $
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

Principal Shareholders
     Other than directors, officers, and directors and officers as a group identified in the table in Directors and Executive Officers of the Company, there were no persons who, to the knowledge of management of the Company, beneficially owned 5% or more of the Company Common Stock as of December 31, 1999. See "Item 12 - Security Ownership of certain Beneficial Owners and Management".

Item 6
Selected Consolidated Financial Data of the Company
[CAPTION]

                                      For The Years Ended
                                                December 31,
                              1999       1998      1997      1996      1995
(dollars in thousands, except per share data)
Operations:
 Net Interest Income           $7,502    $7,827    $8,189   $10,133    $9,061
 Prov for(Recovery Of)Loan
Losses                          (154)     1,085     3,630     2,040     1,749
 Non-Interest Income            2,134     2,249     2,938     2,440     2,703
 Non-Interest Expense           9,650     9,123    10,643    10,647     9,729
 Income Tax Expense
(Benefit)                          46        96   (1,171)      (20)       141
 Net Income(Loss)                  94     (228)   (1,975)      (94)       145

Per Share:
 Common Shares Outstanding
                              179,145   179,145   179,145   179,145   179,145
 Net Income (Loss)               0.53    (1.27)   (11.03)    (0.52)      0.81
 Cash Dividends - Common         0.00      0.00      0.00      0.00      0.00
 Book Value at End of           16.89     16.47     16.62     27.64     28.30
Period
 Preferred Shares
Outstanding                 2,302,811 2,302,811 2,302,811 2,302,811 2,302,811
 Cash Dividends - Preferred      0.00      0.00      0.00      0.00      0.00
Stock

Balances at End of Period:
 Investment Securities          3,370     4,789    10,567     9,060    11,136
 Fed Funds Sold                24,785    26,950    21,150    14,400    10,725
 Loans, Net of Unearned
Interest                       58,781    61,542    57,619    69,298    74,943
 Allowance for Loan Losses      1,800     1,800     1,800     1,500     1,500
 Other Real Estate Owned        1,274     1,357     1,473     2,273     1,994
 Total Assets                 100,109   103,886   102,709   106,091   108,589
 Total Deposits                90,555    94,583    93,941    95,141    97,386
 Shareholders' Equity           5,329     5,185     5,280     7,251     7,368

Ratios:
 Return on Average Assets       0.09%    -0.23%    -1.95%    -0.09%     0.14%
 Return on Average Equity       1.93%    -4.18%   -34.49%    -1.27%     1.87%
Primary Capital to Total Assets and
 Allowance for Possible         5.42%     5.12%     5.23%     6.93%     6.68%
Loan Loss
Allowance for Possible Loan
Loss
 as a Percentage of Loans,      3.06%     2.92%     3.12%     2.61%     2.00%
Net
Non-Performing Loans as a
 Percentage of Loans, Net       0.07%     0.13%     0.15%     0.47%     0.32%
(1)
Non-Performing Loans as a
 Percentage of Total Assets     1.31%     1.38%     1.51%     2.44%     2.05%
(2)
Capital Ratios: Bank
 Tier 1 Risk Based Capital     10.50%    10.27%    10.61%    12.32%    11.46%
Ratio
 Risk Based Capital Ratio      11.77%    11.54%    11.88%    13.58%    12.72%
 Tier 1 Leverage Ratio          6.80%     6.89%     6.84%     8.60%     8.54%

(1) Non-performing loans are comprised of non-accrual loans and restructured loans. As of dates reported, the Company did not have any restructured loans.
(2) Non-performing assets are comprised of non-performing loans, ORE and other repossessed assets.

Item 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS OF THE COMPANY

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares Inc. (the "Company") and its wholly-owned subsidiary, Bank of Louisiana for the years ending December 31, 1999, 1998 and 1997. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

     The preceding chart reflects the most recent five years of the Company's operations.

Results of Operations

     On December 6, 1999, the Company settled a lawsuit against a proprietor. The settlement was reached on the basis that an insurance company would pay $650,000, the release of a bond for $448,000 would be paid to the Company and $202,000 would be paid by the owner. Since the Company felt comfortable with collecting the money from the insurance company and that the bond would be received, the Company took as income in 1999 $1,099,000 that is reflected in operations. The Company considered the collection of the $202,000 to be paid by the owner problematic in light of the past dealings with the owner and did not take the $202,000 into earnings until the payment was received in 2000.

     The Company earned $94,000, or $.53 per share in 1999. In 1998 the net loss was $228,000 or $(1.27) per share and in 1997 the net loss was $1,975,000, or $(11.03) per share.

     In 1999, the $322,000 increase in income from the 1998 loss was primarily due to the Company recovering $1,100,000 in the settlement of a lawsuit against a proprietor and the decrease in interest expense of $140,000. Interest income decreased $466,000, non-interest income decreased $115,000 while non-interest expense increased $527,000 from the year 1998.

     In 1998, the $1,747,000 decrease in net loss over the loss in 1997 was primarily due to the provision for loan losses of $1,086,000 compared to a provision of $3,630,000 in 1997 along with a decrease in interest income of $484,000, and a decrease in non-interest expense of $689,000. Interest expense decreased $122,000 and non-interest expense decreased $1,520,000. The decrease in non-interest expense was primarily due to the above mentioned proprietor who accepted credit card payments totaling $422,000 but did not remit the money to the Company along with a decrease of $304,00 in salaries and benefits.


Overview
     The Company had total assets of $100,109,000 at December 31, 1999, and $108,589,000 at December 31, 1995. The Company currently operates through five locations in the metropolitan New Orleans area and two locations in St. Tammany Parish.
     Historically, credit card loans have been an important part of the Company's total loan portfolio. At December 31, 1995, credit card loans were $40,579,000, which was 54.15% of the Company's loan portfolio of $74,943,000. At December 31, 1999, credit card loans totaled $18,585,000, or 31.62% of the Company's total loans. The decrease in the Company's credit card loans is largely attributable to competition from other banks and nontraditional credit card issuers (e.g. AT&T and GMAC), and the loss of proprietary business.
     The Company's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts. This will be accomplished through an aggressive Marketing campaign and the acquisition of several Visa & MasterCard portfolios. During 1999 the Company purchased credit card portfolios totaling $764,000, at book value. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Net Interest Income
     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest-bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax-exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.

     The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following tables:

[CAPTION]

TABLE 1 Distribution of Assets, Liabilities and Shareholders' Equity
          Interest, Rate and Net Yields


                                       1999                    1998
                           Average                  Average
(Dollars in Thousands)     Balance  Interest Rate   Balance   Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income(1)(2)
  Taxable                   57,397   7,638  13.31%   59,335   8,214 13.84%
  Tax-exempt                     -                       -
Investment securities
  Taxable                    4,011     191  4.77%     7,768     456  5.87%
  Tax-exempt                     -                       -
Interest-bearing deposits        -       -      -        -       -      -
Federal funds sold          30,645   1,519  4.96%    21,566   1,145 5.31%
  Total Earning Assets      92,052   9,348 10.16%   88,669   9,815 11.07%
Cash and due from banks      5,739                   5,617
Allowance for loan Losses   (1,792)                 (1,806)
Premises and equipment       2,678                   2,592
Other Real Estate            1,350                   1,432
Other assets                 1,130                   2,634
  TOTAL ASSETS             101,158                  99,138
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS:
Deposits:
 Demand Deposits             19,873     332  1.67%  18,109     399  2.20%
 Savings deposits            26,704     784  2.94%  26,381     806  3.06%
 Time deposits               11,583     520  4.49%  11,879     569  4.79%
  Total Interest-Bearing
Deposits                     58,160   1,636  2.81%  56,369   1,774  3.15%
Federal Funds Purchased
Securities sold under agreements to repurchase
Other Short-term
borrowings                        -                       -
Long-Term debt                2,249     210  9.33%   2,278     214  9.39%
  Total Int-Bearing
Liabilities                  60,407   1,846  3.06%  58,647   1,988  3.39%
Noninterest-bearing
deposits                     34,670                  33,729
Other liabilities             1,212                   1,302
Shareholders' equity          4,869                   5,460
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY       101,158                  99,138
Net Interest Income                   7,502                   7,827
Net Interest spread                          7.10%                  7.68%
Net Interest Margin                          8.15%                  8.83%
(1) Includes fees on loans of $669,000 in 1999, $569,000 in 1998 and $231,000 in
1997.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1999, 1998, and 1997 using a federal tax rate of 34%.

[CAPTION]

                                       1998                    1997
                           Average                 Average
(Dollars in Thousands)     Balance  Interest Rate  Balance   Interest  Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income(1)(2)
  Taxable                   59,335   8,214  13.84%  62,249   8,702 13.98%
  Tax-exempt
Investment securities
  Taxable                    7,768     456  5.87%   10,232     591  5.78%
  Tax-exempt                     -       -  0.00%        -       -  0.00%
Interest-bearing deposits        -       -    -          -       -  0.00%
Federal funds sold          21,566   1,145  5.31%   18,372   1,004  5.46%
  Total Earning Assets      88,669   9,815  11.07%  90,853  10,297 11..33%
Cash and due from banks      5,617                   5,314
Allowance for loan Losses   (1,806)                 (1,599)
Premises and equipment       2,592                   2,703
Other Real Estate            1,432                   1,516
Other assets                 2,634                   2,433
  TOTAL ASSETS              99,138                 101,220
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS:
Deposits:
 Demand Deposits            18,109     399  2.20%   18,185     396  2.18%
 Savings deposits           26,381     806  3.06%   26,980     829  3.07%
 Time deposits              11,879     569  4.79%   13,174     664  5.04%
  Total Interest-Bearing
Deposits                    56,369   1,774  3.15%   58,339   1,889  3.24%
Federal Funds Purchased
Securities sold under agreements to repurchase
Other Short-term
borrowings                        -                       -
Long-Term debt               2,278     214  9.39%    2,333     219  9.39%
  Total Int-Bearing
Liabilities                 58,647   1,988  3.39%   60,672   2,108  3.47%
Noninterest-bearing
deposits                     33,729                  33,389
Other liabilities             1,302                   1,432
Shareholders' equity          5,460                   5,727
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        99,138                 101,220
Net Interest Income                  7,827                   8,189
Net Interest spread                          7.68%                  7.86%
Net Interest Margin                          8.83%                  9.01%
(1) Includes fees on loans of $669,000 in 1999, $569,000 in 1998 and $231,000 in 1997.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 1999, 1998, and 1997 using a federal tax rate of 34%.

[CAPTION]

TABLE 2 Analyses of Changes in Interest Income and Interest Expense



                         1999 Compared to 1998       1998 Compared to 1997
                         Variance Attributed to (1)  Variance Attributed to(1)
                                             Net                      Net
(Dollars in Thousands)     Volume   Rate     Change   Volume   Rate   Change
Net Loans:
 Taxable                  (1,938)  -0.54%     (576)   (2,914) -0.14%   (488)
 Tax-exempt(2)                  -   0.00%        -        -    0.00%      -
Investment Securities           -   0.00%        -        -    0.00%      -
 Taxable                  (3,757)  -1.10%     (265)   (2,464)  0.09%   (135)
 Tax-exempt(2)                  -   0.00%        -        -    0.00%      -
Interest-bearing deposits       -   0.00%        -        -    0.00%      -
Federal funds sold         9,079   -0.35%       374    3,194  -0.16%    141
  Total Interest-Earning
Assets                     3,383   -0.91%     (467)   (2,184) -0.26%   (482)
Deposits:
 Demand Deposits           1,764   -0.53%      (67)      (76)  0.03%      3
 Savings deposits            323   -0.12%      (22)     (599) -0.02%    (23)
 Time deposits              (296)  -03.30%     (49)   (1,295) -0.25%    (95)
  Total interest-bearing
deposits                   1,791    -0.33%    (138)   (1,970) -0.09%   (115)
Federal Funds Purchased        -     0.00%       -         -   0.00%      -
Securities sold under
agreements to repurchase       -     0.00%       -         -   0.00%      0
Other Short-term
borrowings                     -     0.00%       -         -   0.00%      -
Long-Term debt               (29)   -0.06%      (4)      (55)  0.01%     (5)
  Total Interest-Bearing
Liabilities                 1,760   -0.33%    (142)   (2,025) -0.08%    (120)
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of
34%.

     Net interest income for 1999 was $7,502,000 compared to $7,827,000 in 1998 and compared to $8,189,000 in 1997.

     Interest income decreased $466,000 or 4.74% to $9,348,000 in 1999 from $9,814,000 in 1998. This decrease is mainly due to a 10.50% decrease in interest income on credit card loans. Total interest expense decreased $140,000 or 7.06% to $1,846,000 in 1999 from $1,987,000 in 1998. Interest earned on Federal Funds Sold increased 32.57% in 1999 to $1,519,000 from $1,145,000 in 1998. The average Federal Funds Sold for 1999 was $30,645,000 and $21,566,000 in 1998. The average interest rate earned on Federal Funds Sold in 1998 was 4.96% as compared to 5.31% in 1998. Interest earned on investment securities decreased 58.02% due to a decrease in the average balance to $3,370,000 in 1999 from $4,789,000 in 1998 with an average rate earned of 4.77% in 1999 and 5.86% in 1998.

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

Provision for Loan Losses
     A provision for loan losses and a corresponding increase in the allowance for possible loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency, and current economic conditions.
     The provision for (recovery of) loan losses in 1999 was $(154,000) compared to $1,086,000 in 1998 and $3,630,000 in 1997. The decrease in provisions for 1999 primarily resulted from the recovery of $1,100,000 from the settlement of a lawsuit against a proprietor, which was previously charged off.

Other Income
     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years.

[CAPTION]

Table 3 Other Income
                                                            $ Change From
                                     December 31,              Prior Year
                               1999      1998      1997     1999      1998
                                         (Dollars in Thousands)
Service Charges                 545       653       618     (108)        35
NSF Charges                     628       666       725      (38)      (59)
Gain on Sale of Securities        -         -        16         -      (16)
Cardholder & Other Credit
Card Income                     497       456       388        41        68
Membership Fees                 176       224       245      (48)      (21)
Other Comm & Fees                97        34       101        63      (67)
ORE Income                        9        13        11       (4)         2
Gain on Sale of ORE              27        20        61         7      (41)
Reversal of Litigation
Settlement                        -         -       390         -     (390)
Other Income                    153       183       383      (30)     (200)
   Total Other Income        $2,133    $2,249    $2,938    ($116)    ($689)

     Total other income decreased to $2,133,000 in 1999 from $2,249,000 in 1998 or a 5.11% decrease.
     Total other income decreased to $2,249,000 in 1998 from $2,938,000 in 1997 or a 23.45% decrease. This decrease was mainly due to the reversal of a judgment for $390,000 that was rendered against the Bank in 1994.

Other Expense
     The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating associated with the day-to-day operations of the Company.

     The following table sets forth the major components of other expense for the last three years:

[CAPTION]

Table 4 Other Expense
                                                               $ Change From
                                      December 31,                Prior Year
                              1999       1998      1997        1999      1998
                                         (Dollars in Thousands)
Salaries & Benefits           4,158     3,670     3,974         488     (304)
Occupancy Expense             1,969     1,956     1,937          13        19
Advertising Expense             103       117       153         (14)      (36)
Communications                  199       208       307          (9)      (99)
Postage                         301       357       472         (56)     (115)
Loan & Credit Card Expense    1,031     1,005     1,112          26      (107)
Professional Fees               330       218       266         112       (48)
Legal Fees                      591       524       558          67       (34)
Insurance & Assessments          99        92        94           7        (2)
Stationery, Forms & Supply      317       303       375          14       (72)
ORE Expenses                     68       133       337         (65)     (204)
Loss on Litigation                -        50       150         (50)     (100)
Other Operating Expense         484       490       908          (6)     (418)
   Total Other Expense       $9,650    $9,123   $10,643         $527  ($1,520)

     Total other expense increased 5.77% to $9,650,000 in 1999 from $9,124,000 in 1998.

     Total other expense decreased 14.28% to $9,124,000 in 1998 from $10,643,000 in 1997. Other operating expenses decreased 45.93% due mainly to the Bank processing payments in the amount of $422,000 that were accepted by a proprietary merchant, but were not remitted to the Bank in 1997.

Income Taxes
     The income tax provision (benefit) for the Company and the Bank on a consolidated basis, for the year 1999 was $46,000 as compared to $96,000 in 1998 and $(1,171,000) in 1997. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for corporations.

Analysis of Balance Sheets

Loans
     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years:

[CAPTION]

TABLE 5 Composition of Loans

                                                December 31,
                               1999       1998      1997      1996      1995
                                  (Dollars in Thousands)

Commercial, financial, &
agricultural                    4,095     4,441     4,281     4,390     4,366
Real estate-mortgage           30,976    28,861    24,643    22,370    23,323
Mortgage Loan Held for
Resale                              -         -         -         -       256
Personal Loans                  2,845     3,006     5,106     5,731     6,022
Credit cards-Visa,
MasterCard                     18,585    21,785    20,302    25,265    28,199
Credit cards-Proprietary        2,428     3,510     2,931    11,344    12,380
Overdrafts                        128       154       359       207       435
  Loans                        59,057    61,757    57,622    69,307    74,981
Less:
 Unearned income                  277       215         2         9        38
 Deferred loan fees(costs),
net                                 -         -         -         -         -
 Allowance for possible
loan losses                     1,800     1,800     1,800     1,500     1,500
 Loans, net                    56,981    59,742    55,820    67,798    73,443

     Total loans, which include loan loss reserves and unearned interest, decreased $2,761,000 or 4.62% to $56,981,000 at December 31, 1999 from
$59,742,000 at December 31, 1998. This decrease was primarily attributable to the decrease in the credit card portfolio of $4,282,000 or 16.93%, which was offset by an increase in real estate loans of $2,114,000 or 7.33%.
     At December 31, 1998 total loans increased $3,923,000 or 7.03% to $59,742,000 from $55,820,000 at December 31, 1997. This increase was primarily attributable to the increase in the Company's real estate loans of $4,218,000 or 17.12%.

     The following tables reflect the maturity distribution and interest rate sensitivity of the Company's loan portfolio:

[CAPTION]

TABLE 6 Loan Maturity Distributions and Interest Rate Sensitivity


                                        December 31, 1999
                                        Maturing
                                Within   One To     Over
                               One Year  5 Years  5 Years     Total
                                        (Dollars in Thousands)
Commercial, financial and
 agricultural                     2,855    1,569         4    4,428
Real estate construction, land
 and land development            16,289   10,684     2,665   29,638
All other loans                  22,124    2,824        44   24,992
    Total                        41,267   15,077     2,713   59,057



Fixed rate loans                 40,425   15,077     2,713   58,215
Variable rate loans                 802                         802
 Non-Accrual Loans                   40                          40
    Total                        41,267   15,077     2,713   59,057


Nonperforming Assets
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets decreased $123,000 or 8.55% at December 31, 1999, to $1,315,000 from $1,143,000 December 31, 1998. At December 31, 1999 there were no restructured loans.
     Nonperforming assets decreased $118,000 or 7.58% at December 31, 1998, to $1,438,000 from $1,556,000 December 31, 1997. At December 31, 1998 there were no restructured loans.
     Since 1995, the ratio of past due loans to total loans has decreased from 1.42% to 0.93%. During that time, the Company significantly reduced its ratio of nonperforming assets to loans and ORE from a high of 2.90% of total loans at December 31, 1995, to a low of 2.26% at December 31, 1999.
     When a loan is classified as nonaccrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 1999, the gross amount of interest income that would have been recorded on nonaccrual loans at December 31, 1999, if all such loans had been accruing interest at the original contract rate, was $1,909.

[CAPTION]

TABLE 7 Nonperforming Assets



                                                December 31,
                                1999       1998      1997      1996      1995
                                      (Dollars in Thousands)
Nonaccrual Loans                   40        81        83       316       235
Restructured Loans                  -         -         -         -         -
Other Real Estate Owned         1,274     1,357     1,473     1,723     1,994
  Total Nonperforming
Assets                          1,315     1,438     1,556     2,039     2,229
Loans past due 90 days or
more                              528       852     1,257     2,295     1,062
Ratio of past due loans to      0.93%     1.42%     2.18%     3.31%     1.42%
loans
Ratio of nonperforming assets to loans
 and other real estate          2.26%     2.34%     2.63%     2.87%     2.90%
owned

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

Impaired Loans
     A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collectibility concerns.
     Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
     For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
     If the measure of the impaired loan is less that the recorded investment in the loan, including accrued interest net deferred loan fees or costs, and unamortized premium or discount, the Bank recognizes the impairment.
     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the Bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of December 31, 1999 and 1998, the recorded investment in loans that are considered impaired were $0. Interest income on impaired loans, recognized on the accrual method, of $0 was recognized in 1999 and 1998.

Watch List
     The Bank's watch list includes loans, which, for management purposes, have been identified as requiring a higher level of monitoring due to risk, and includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets

Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 15.55% to $3,525,000 at December 31, 1999 from $4,174,000 at December 31, 1998.

Other Real Estate
     The Bank's ORE category has also been affected by the depressed economic conditions in Louisiana. This was coupled with the adverse impact the Bank encountered with the merger in 1988, whereby the Bank inherited over $2,500,000 in ORE properties.
     These properties, which are held for sale, are recorded on the Bank's records, at cost, adjusted to the lower of current appraised value. Any difference is charged to the allowance for loan losses in the year of foreclosure. Any subsequent write-downs and income and expenses associated with ORE are included in the income and expense of the Bank.
     ORE totaled $1,274,000 at December 31, 1999, $1,357,000 at December
31, 1998, and  $1,473,000 at December 31, 1997.   There was one new parcel
added in 1999.
     During the fiscal year 1999 the Bank sold 3 parcels of ORE totaling $168,000 as compared to 2 parcels sold in 1998 totaling $116,000 and 7 parcels totaling $488,000 in 1997. Historically the Bank has always sold ORE parcels for a net gain, $27,000 in 1999, $20,000 in 1998, and $61,000 in 1997. The costs associated with the sales of ORE are minimal as compared to the gains, $3,000 in 1999, $1,000 in 1998, and $5,000 in 1997.
     The Bank annually obtains a current appraisal from a qualified appraiser as to the fair market value of all ORE properties and adjusts the book value accordingly. Management voluntarily recognizes any write down due to reductions in the fair market value upon receipt of the appraisal.
     The following table reflects all ORE parcels held as of December 31, 1999, which are in excess of $50,000.00.
[CAPTION]

TABLE 8 Other Real Estate Properties


                              Date       Book   Appraisal Appraisal
          Address           Acquired    Value      Date     Amount
                                    (Dollars in Thousands)
123-125 Carondelet           01/17/91       423  02/04/99       450
617 N. Broad                 09/24/91       591  10/01/99       605
27 Audubon Blvd              09/24/91       260  10/20/99       490

                                         $1,274

     In addition, any expenditure such as maintenance and repairs, etc. is recognized during the year in which it occurred. The net gain (cost) of operation of ORE totaled ($32,000) in 1999, ($100,000) in 1998, ($266,000)
in 1998. The following table reflects a breakdown of the income and expense amounts related to ORE operations:

[CAPTION]

TABLE 9 Other Real Estate Income/Expense

                                           1999      1998      1997
                                                   (Dollars in Thousands)
ORE Income
Rental Income                                 9        13        11
Gain on Sales                                27        20        61
Total Income                                 36        33        72

ORE Expenses
Maintenance, Repairs, Upkeep & Security      20        40        80
Real Estate Fees, Advertising & Appraisals    7         6         9
Insurance                                    18        49        60
Sheriff Sale                                  -         0         5
Legal Fees                                    4        20       135
Taxes                                        13        18        24
Writedowns                                    6         0         3
Loss on Sale                                  -         0        22
Total Expenses                               68       133       338

Net Gain or Loss                           $(32)    $(100)    $(266)


Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.
     Provision for (recovery of) loan losses decreased 114.18% to ($154,000) in 1999, from $1,086,000 in 1998. The provision for loan losses decreased due to the recovery of $1,100,000 from the settlement of a lawsuit against a proprietor, of which &1,504,000 was charged off in 1997.
     Provision for loan losses decreased 70.08% to $1,086,000 in 1998, from $3,630,000 in 1997. The provision for loan losses decreased due a decrease in the amount of the Company's charge-offs to $1,950,000 in 1998, from $4,132,000 in 1997. In 1997 the FDIC required that the Company charge-off an additional $300,000 to operations to bring the provision for loan losses up to $1,800,000. Additionally, one proprietary merchant was accepting payments but not remitting them to the Bank, which resulted in a total charge-off for this proprietor in the amount of $1,504,000 in 1997. The higher level of charge-offs in the Company's credit card portfolio compared to other loans is consistent with industry norms and is reflective of the higher credit risk associated with such loans.

     The following table summarized the allowance for loan losses for the last five years.
[CAPTION]

TABLE 10 Allowance for Loan Losses

                                                December 31,
                                1999       1998      1997      1996      1995
                                     (Dollars in Thousands)
Balance at beginning of
period                          1,800     1,800     1,500     1,500       935
Charge-Offs:
Commercial                         49        24        22        51        31
 Real estate                        0         6        20         -         3
 Installment                       41        43        94        43        34
 Credit Cards                   1,490     1,877     3,996     2,728     1,553
Total Charge-offs               1,582     1,950     4,132     2,822     1,621
Recoveries:
 Commercial                        11        13       100       135         5
 Real estate                        2        30        14         6        45
 Installment                       17        23        24        27        23
 Credit Cards                   1,705       798       664       614       365
Total Recoveries                1,736       864       802       782       438
Net charge-offs                 (154)     1,086     3,330     2,040     1,183
Provision for loan losses       (154)     1,086     3,630     2,040     1,749
Balance                         1,800     1,800     1,800     1,500     1,501
Additional Reserve from
Proprietor                          -         -         -         -       (1)
Balance at end of period        1,800     1,800     1,800     1,500     1,500
Ratio of net charge-offs during period
 to average loans              -0.27%     1.83%     5.35%     2.77%     1.68%
outstanding
Allowance for possible loan losses as a
 percentage of loans            3.16%     3.00%     3.12%     2.16%     2.00%


Investment Securities
     The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Company's Board of Directors reviews the policy at least annually. The Board of Directors of the Company is provided information monthly concerning sales, purchases, resulting gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.
     The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. Investment securities totaled $3,400,000 at December 31, 1998, $4,800,000 at December 31, 1998, and
$10,500,000 at December 31, 1997. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the Company's securities portfolio was one year or less at December 31, 1999. At December 31, 1999 securities classified as available-for-sale were $367,000 and $291,000 at December 31, 1998. The net unrealized holding gain on these securities at December 31, 1999 was $16,000 after taxes compared to net unrealized holding gain of $202,000 after taxes at December 31, 1998.

     At December 31, 1999, the Company classified all of its U. S. Treasury securities and obligations of U.S. government corporations and federal agencies as held-to-maturity.

     The following table sets forth the carrying and approximate market values of investment securities for the last three years:
[CAPTION]

TABLE 11 Investment Securities

                                        December 31,
                        1999              1998               1997
                      Amortized  Fair   Amortized    Fair   Amortized   Fair
                         Cost    Value     Cost     Value     Cost    Value
                                        (Dollars in Thousands)
U.S. Treasury securities and
 obligations of U.S. government
 corporations and        3,004    4,514    4,498     4,514   10,479   10,505
agencies
Other investments           90      367       90       291       90       90
    Total                3,094    4,881    4,588     4,805   10,569   10,595

[CAPTION]

TABLE 12 Securities Maturities and Yields
                                                  December 31, 1999
                                                 Amortized   Fair   Average
                                                    Cost     Value   Yield(2)
                                                 (Dollars in Thousands)
Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                                    -        -
Due 1-5 years                                            -        -
                                        Total            -        -        -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                                3,004    2,999    4.75%
Due 1-5 years                                            -        -    0.00%
                                        Total        3,004    2,999    4.75%
(1)  This table excludes equity investments which have no maturity date.
(2)  Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of
34%.


     Included in Investment Securities are equity securities acquired through foreclosure, which have no maturity date. The following is a table of these securities at December 31,1999 (dollars in thousands):

[CAPTION]

TABLE 13 Other Securities
Mississippi River Bank       $280,720
New Orleans SBIDCO, Inc.       20,000
Liberty Financial Services,    65,825
Inc.

 Total Other Securities      $366,545


Deposits
     Total deposits decreased $4,028,000 or 4.26% to $90,555,000 at December 31, 1999 from $94,583,000 at December 31, 1998. Core deposits, the Company's largest source of funding, consist of all interest bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits increased 2.48% in 1999. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, increased 1.62% in 1999.
     Total deposits increased $642,000 or .68% to $94,583,000 at December 31, 1998 from $93,941,000 at December 31, 1997. Core deposits, the Company's largest source of funding, consist of all interest bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 2.93% in 1998. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 15.37% in 1998.

     Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 38.10% of average core deposits in 1999 compared to 38.03% of average core deposits in 1998.
     The average amount of, and average rate paid on deposits by category for the last three years are presented below:
[CAPTION]

TABLE 14 Selected Statistical Information


                                        December 31,
                             1999           1998            1997
                           Average         Average         Average
                           Amount    Rate  Amount   Rate   Amount   Rate
                                    (Dollars in Thousands)
Noninterest-bearing
Deposits                    $34,670 N/A    $33,729 N/A     $33,389  N/A
Interest-bearing Demand
Deposits                     19,873 1.67%   18,109 2.20%    18,185  2.18%
Savings Deposits             26,704 2.94%   26,381 3.06%    26,980  3.07%
Time Deposits                11,583 4.49%   11,879 4.79%    13,174  5.04%
   Total Average Deposits   $92,829        $90,098         $91,728

[CAPTION]

     The composition of average deposits for the last three years are presented below:

TABLE 15 Deposit Composition

                                        December 31,
                            1999            1998              1997
                          Average  % of    Average  % of     Average  % of
(Amounts in Thousands)   Balances Deposits Balances Deposits Balances Deposits
Demand, Noninterest-      $34,670 37.35%   $33,729  37.44%   $33,388  36.40
Bearing
NOW Accounts               14,091 15.18%    13,295  14.76%    11,920  12.99%
Money Market Deposit
Accounts                    5,782  6.23%     4,814   5.34%     6,266   6.83%
Savings Accounts           26,704 28.77%    26,381  29.28%    26,980   29.41%
Other Time Deposits         9,760 10.51%    10,481  11.63%    11,805   12.87%
Total Core Deposits        91,007 98.04%    88,700  98.45%    90,359   98.51%
Certificates of Deposit
of $100,000 or more         1,823  1.96%     1,398   1.55%     1,369    1.49%
Total Deposits            $92,831 100.0%   $90,098  100.0%   $91,728   100.0%


     The following table sets forth the maturity distribution of Time Deposits of $100,000 or more for the past three years:
[CAPTION]

TABLE 16 Maturity Distribution of Time Deposits over $100,000

                                                 December 31,
                                          1999      1998     1997
(Dollars in Thousands)
Three months or less                      $  633   $   614  $   728
After three months through one year          851       830      609
After one year through three years           200       200        0
    Total                                 $1,684   $ 1,644  $ 1,337

Other Assets and Other Liabilities
     The following are summaries of other assets and other liabilities for the last three years:
[CAPTION]

                                                 December 31,
                                         1999      1998      1997
                                           (Dollars in Thousands)
Interest Receivable                       108       213       318
Prepaid Expenses                          314       296       276
Accounts Receivable                     1,122       364        90
Cash Surrender Value                      394       393       377
Other Assets                               31        45       597
   Total Other Assets                  $1,969    $1,311    $1,658

                                                 December 31,
                                         1999      1998      1997
                                           (Dollars in Thousands)
Accrued Expenses Payable                  228       150       145
Accounts Payable                            -         -         -
Deferred Membership Fees                   53        64        83
Blanket Bond Fund                          50        50        50
Other Liabilities                         920        85       135
   Total Other Liabilities             $1,252      $349      $413

Borrowings
     The Company's long-term debt is comprised primarily of debentures. Each $500 debenture is secured by 39.72 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $1,000,000 with a correspondent bank and also has a commitment from an upstream correspondent, which will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

Interest Rate Sensitivity
     The Bank has established, as bank policy, an asset/liability management system that protects Bank profits from undue exposure to interest rate risks. The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Company's policy not to invest in derivatives in the ordinary course of business. The Company performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Company monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
     The interest rate sensitivity structure within the Company's balance sheet at December 31, 1999, has a net interest sensitive asset gap of 22.31% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 7.73%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
     The following table sets forth the Company's interest rate sensitivity analysis at December 31, 1999.
[CAPTION]

TABLE 17 Gap Table

                                                                    Over
                    30       60      90     120    180     One      One
                   Days     Days    Days   Days   Days    Year     Year
                                  (Dollars in Thousands)
Total
 Earning Assets
Securities-HTM          0   3,004       0      0       0       0        0
Securities - AFS        0       0       0      0       0       0       20
Loans               7,556   2,928   2,988  7,055  13,887  12,551   11,814
Loans held for          0       0       0      0       0       0        0
sale
Federal funds      24,785       0       0      0       0       0        0
sold
Total Earning      32,341   5,932   2,988  7,055  13,887  12,551   11,834
Assets

Non Earning             0       0       0      0       0       0   13,521
Assets

TOTAL ASSETS       32,341   5,932   2,988  7,055  13,887  12,551   25,355


 Interest-Bearing Liabilities
Savings & Now      37,748       0       0      0       0       0        0
accounts
Money market        5,882       0       0      0       0       0        0
CD's < $100,000     2,989     652      52  3,090   1,758      32    1,786
CD's > $100,000         0       0     633      0       0     851      200
Federal Funds           0       0       0      0       0       0        0
purchased
Repurchase              0       0       0      0       0       0        0
agreements
Other short-term        0       0       0      0       0       0        0
borrowings
Notes payable           0       0       0      0   1,753       0      480
Total Interest-    46,619     652     685  3,090   3,511     883    2,466
Bearing
Liabilities

Non Costing             0       0       0      0       0       0   42,203
Liabilities

TOTAL              46,619     652     685  3,090   3,511     883   44,669
LIABILITIES

Interest-        (14,278)   5,280   2,303  3,965  10,376  11,668 (19,314)
Sensitivity Gap
Cumulative Gap   (14,278) (8,998) (6,695) (2,730)   7,646  19,314        0
Cumulative Gap/Total Interest-
 Earning Assets   -16.49% -10.39%  -7.73% -3.15%   8.83%  22.31%    0.00%

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

Liquidity
     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensure the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts, which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

Capital
     The FDIC's regulations require that a state-chartered bank, such as the Bank of Louisiana maintain a minimum Tier 1 risk based capital ratio of 4% and a risk based capital ratio of 8%. The Bank, however, is required to maintain a Tier 1 leverage ratio of 7.00% as part of a Memorandum of Understanding signed in 1999 which replaces the Memorandum of Understanding dated March 12, 1996. See "Supervision and Regulation Enforcement Action".
     The Bank's "primary capital ratio" is the sum of shareholders' equity divided by total assets. The Bank's capital to asset ratio was 6.80% at December 31, 1999, 6.89% at December 31, 1998, and 6.84% at December 31, 1997.
     The Bank intends on increasing capital by implementing an extensive marketing program and to obtain additional proprietary accounts, which will maximize the highest yield possible and thereby improve earnings.

Shareholders' Equity
     Shareholders' equity increased $144,000 or 2.77% to $5,329,000 at December 31, 1999 from $5,185,000 at December 31, 1998. This increase in shareholders' equity since December 31, 1998, was attributable to $94,000 in net income and an increase in accumulated other comprehensive income of $50,000.
     Shareholders' equity decreased $95,000 or 1.80% to $5,185,000 at December 31, 1998 from $5,280,000 at December 31, 1997. This decrease in shareholders' equity since December 31, 1997, was attributable to $228,000 in net loss and an increase in accumulated other comprehensive income of $134,000.
     The leverage ratio (Tier 1 capital to total assets) at December 31, 1999, was 6.80% compared to 6.89% at December 31, 1998, which are compared to the minimum capital requirement of 4.00%.
     The leverage ratio (Tier 1 capital to total assets) at December 31, 1998, was 6.89% compared to 6.84% at December 31, 1997, which are compared to the minimum capital requirement of 4.00%.
     At December 31, 1999, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 11.50, and the risk based capital ratio was 11.77%.
     At December 31, 1998, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 10.27, and the risk based capital ratio was 11.54%.
     The ratio of average shareholders' equity to average assets was 4.81% in 1999, 5.51% in 1998, and 5.66% in 1997.

Supervision and Regulation Enforcement Action
     The Bank is currently subject to an enforcement action from its regulators, the Federal Deposit Insurance Corporation (FDIC) and the Office of Financial Institutions (OFI), in the form of a Memorandum of Understanding. See Note X "Regulatory Matters."


Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     LaPorte, Sehrt, Romig and Hand, Certified Public Accountants perform all audit services for the Company and the subsidiary. The same firm will be retained to perform audit services in 2000.

[CAPTION]

Item 10
Directors and Executive Officers of the Company


                                                                    Principal
                                                                    Occupation
                                                                    For Last
                                                                    Five
                                Company Stock Beneficially Owned    Years If
                                 Common             Preferred       Not With
Name (Age)        Position       Number Percent   Number Percent   the Company
                  Held
G. Harrison Scott Director;      57,787 32.26%     97,981  4.26%     N/A
(76)              Chairman of the
                  Board of the
                  Company and the Bank

James A. Comiskey Director;      35,467 19.80% (1)  94,706  4.11%     N/A
(73)              President of the
                  Company and the Bank

Douglas A.        Director of     2,740  0.15% (2)  18,537  0.80% President,
Schonacher        the
(69)              Company and the Bank                             V.I.P.
                                                                    Dist.

Gordon A. Burgess Director of     1,015  0.57%      36,164  1.57% President,
                  the
(66)              Company and the Bank                             Tangipahoa
                                                                   Parish
                                                                   Council

Lionel J. Favret, Director of       571  0.32%      31,656  1.38% Retired
Sr.               the
(88)              Company and the Bank

Gerry E. Hinton   Director of     5,330  2.97% (3)   2,387  0.10% Retired
                  the
(69)              Company and the Bank

Leland L. Landry  Director of     3,800  2.12%       2,387  0.10% President,
                  the
(73)              Company and the Bank                             Landry
                                                                   Realty

Edward J. Soniat  Director of     8,404  4.69%     242,634 10.54% President,
                  the
(87)              Company and the Bank                            Blaise
                  and Secretary of the                            Parking
                  Company                                         Enterprise
                                                                  Corp.

Non-Director Executive
Officers

Peggy L. Schaefer Treasurer of        -      -          -      -     N/A
(48)              the Company and Senior
                  Vice President, and Chief
                  Financial Officer of the
                  Bank

All Directors & Executive      115,117 62.88%     526,452 22.86%
Officers
as a group (9 persons)

(1)  Includes 47 common shares and 2,661 preferred shares owned by Director
Comiskey's spouse.
(2) Includes 2,525 common shares and 9,213 preferred shares owned by Director Schonacher's spouse.
(3) Includes 5,132 common shares and 2,387 preferred shares owned by the Hinton Living Trust, and 198 common shares owned by Director Hinton's two children.

     Directors and executive officers of the Company each serve for a term of one year.
     Messrs. Scott, Comiskey, Favret, and Soniat have served as directors since 1981. Messrs. Burgess, Hinton, Landry, and Schonacher have served as directors since 1988. Mr. Scott has served as Chairman of the Board of the Company since 1981. Mr. Soniat has served in his capacity as Secretary of the Company since 1988. Ms. Schaefer has served in her capacity as Treasurer of the Company since 1988 and as a Bank officer since 1983.
     No family relationships exist among the current directors or executive officers of the Company or the Bank, and, except for service as directors of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.
     The Company does not have standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.


Item 11
Executive Compensation
     The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director other than Messrs. Scott and Comiskey an honorarium for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee in the amount of $400, $300, and $300, respectively.
     From October 1, 1990, through June 30, 1992, these honorariums were loaned by the director-recipients to the Company. The total amount of these loans to the Company as of December 31, 1999, was $710,415, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.
     The following table sets forth compensation for the Company's executive officers for the years 1999, 1998, and 1997:
[CAPTION]

                              Annual Compensation


                                       Other
                                       Annual       All Other
Name and Principal  Year     Salary  Compensation  Compensation
Position                     ($)        ($)        ($)

G. Harrison Scott,   1999     93,254     41,000     19,494
Chairman of the      1998     89,800     20,500     19,494
Board                1997     89,800     29,042     19,494

James A. Comiskey,   1999     93,254     41,000     19,000
President            1998     89,800     20,500     19,000
                     1997     89,800     29,042     19,000

     In addition to the cash compensation shown in the foregoing table, the Company provides an automobile and certain club memberships for Messrs. Scott and Comiskey. The Company also provides life insurance policies for Messrs. Scott and Comiskey. Upon the death of the insured, the Company is entitled to receive all of the premiums it paid on behalf of Messrs. Scott and Comiskey, but in no event more that $150,000 per man. The Company provided Messrs. Scott and Comiskey with life insurance policies in which Messrs. Scott and Comiskey name the beneficiary and own their respective policies. The Company paid $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy in 1999.

Committees of the Board of Directors of the Company and the Bank
     During fiscal year 1999, the Board of Directors of the Company held a total of 5 meetings, and the Board of Directors of the Bank held a total of 13 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served. Neither the Board of Directors of the Company nor the Bank has a standing compensation committee or committee performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing function.
     The Board of Directors of the Bank has an Audit and Finance Committee consisting of Messrs. Favret (chairman), Landry, and Soniat, and two rotating members selected from Messrs. Burgess, Hinton, and Schonacher.
The Audit and Finance Committee receives information from management, reviews financial reports and delinquency reports, and coordinates and reviews the work performed by the Bank's internal auditor and the Bank's certified public accountants. The Audit and Finance Committee met 11 times in 1999.
     The Bank also has an Executive Committee consisting of six permanent members and two rotating members. The permanent members of the Executive Committee in 1999 were Messrs. Scott (chairman), Comiskey, Favret, Soniat, Hinton, and Burgess, and the rotating members were selected from Messrs. Landry, and Schonacher. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 26 times in 1999.


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

     As of December 31, 1999, the following persons were known to be the beneficial owners of more than 5% of the Bank's stock.
[CAPTION]

                   Security Ownership Of Certain Beneficial
                            Owners and Management

Name & Address Of  Title Of   Amount Beneficially      Percent
Beneficial Owners  Class      Owned                    Of Class
G. Harrison Scott  Common                  57,787       32.26%
55481 Hwy. 433     Preferred               97,981        4.26%
Slidell, LA  70461

James A. Comiskey  Common                  35,467 (1)   19.80%
1100 City Park     Preferred               94,706        4.11%
Ave.
New Orleans, LA
70119

Edward J. Soniat   Common                   8,404        4.69%
49 Oriole Street   Preferred              242,634       10.54%
New Orleans, LA 70124

(1) Includes 47 common shares and 2,661 preferred shares owned by Director Comiskey's spouse.


Item 13
Certain Relationships and Related Transactions
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with officers, directors and principal shareholders and their associates, on substantially the same term and conditions, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and that do not involve more than the normal risk of collectability or presents other unfavorable features.
     The aggregate amount borrowed by all officers, directors, and their associates totaled $986,593 at December 31, 1999 and the highest aggregate amount borrowed during the year totaled $1,115,348. These aggregate amounts represented 13.84% and 15.65% respectively of the total capital of the Bank. The following data is as of December 31, 1999.

     The Bank has one outstanding loan to Mr. Gordon A. Burgess, director, in the amount of $10,226 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $10,226. The loan is scheduled to mature February 9, 2001, and is secured by signature only.
     The Bank has one outstanding loan to Mr. Burgess' corporation, Mal, Inc., in the amount of $360,913 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $360,913. The loan is scheduled to mature January 25, 2001, and is secured by real estate.
     The Bank has one outstanding loan to Mr. Leland L. Landry, director, in the amount of $116,496 bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $116,496. The loan is scheduled to mature January 22, 2001, and is secured by real estate.
     The Bank has two outstanding loans to Mr. Douglas A. Schonacher, director, in the amount of $113,024, bearing an annual interest rate of 8.5%, with the largest aggregate amount outstanding totaling $113,024. The loans are scheduled to mature February 5, 2001, and is secured by real estate.
     The Bank has three outstanding loans to Mr. Schonacher's corporation, VIP, Inc. in the amount of $104,138, bearing an annual interest rate of 8.5%, with the largest aggregate amount outstanding totaling $104,138. The loans are scheduled to mature February 9, 2001, and are secured by real estate.
     The Bank has one outstanding loan to Mr. Soniat's corporation, The Fisk Corp. in the amount of $147,264, bearing an annual interest rate of 9%, with the largest aggregate amount outstanding totaling $147,264. The loan is scheduled to mature March 12, 2000, and is secured by real estate.
     On September 30, 1991, the Bank purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500.
The building serves as the Bank's main office. The purchase was financed by a loan from Mr. Soniat to the Company. There is currently a balance of $68,774 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured September 30, 1996. Mr. Soniat has agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis, which, unless changed, would fully amortize this loan on September 30, 2006.
     The Bank leases space for its operations center under four separate leases from Severn South Partnership, a limited partnership for which Messrs. Scott and Comiskey are the only two general partners. There are 13 limited partners, of which three also serve as directors of the Bank, namely Messrs. Scott, Comiskey, and Soniat. The Bank pays $27,921, plus a percentage of operating costs, per month for the leased premises. Management believes that the terms of the leases are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space expires on May 31, 2003.
     The Bank leases the facilities for its Severn Branch from Severn South Partnership. The Bank pays $12,456, plus a percentage of operating expenses, per month. Management of the Company believes that the terms of the lease are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space expires on May 31, 2003.
     The Bank leases its Tammany Mall branch office on a month-to-month basis from the Tammany Mall Partnership. This partnership is a limited partnership consisting of Messrs. Scott and Comiskey as the only general partners and of the 12 limited partners, five are currently directors of the Bank, namely, Messrs. Scott, Comiskey, Hinton, Landry and Grush. The Bank pays $6,200 per month for the leased premises. Management of the Company believes that such lease payments are comparable to what would have been paid to an unrelated party for similarly situated space at the time the lease was executed.

Item 14
Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          BOL BANCSHARES, INC.
                             & SUBSIDIARY

                             December 31, 1999



                      Audits of Financial Statements

                             December 31, 1999
                                    and
                             December 31, 1998

To the Board of Directors
BOL Bancshares, Inc.
 & Subsidiary
                       Independent Auditor's Report

      We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 1999 and 1998, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in Note B to the financial statements, during 1999, the banks' regulators advised that the Company incorrectly applied the full accrual method of accounting for the sale of Other Real Estate in 1998. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the change to the cost recovery method.

      The Company has excluded from income in the accompanying consolidated income statement an amount received from litigation settlement, that in our opinion, should be included to conform with generally accepted accounting principles. If the settlement was accounted for properly, other liabilities would be decreased by $201,292, deferred tax assets would be decreased by $68,440, retained earnings would be increased by $132,852 as of December 31, 1999, and net income would be increased by $132,852 ($.75 per share), for the year then ended.

      In our opinion, except for the effects of not including the amount received from litigation settlement, as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                                        /s/ Laporte, Sehrt, Romig & Hand

                                      A Professional Accounting Corporation
Metairie, LA
January 17, 2000
                   A Professional Accounting Corporation
     800 Two Lakeway Center 3850 N. Causeway Blvd. Metairie, LA 70002
                      (504)835-5522 FAX (504)835-5535
              P.O. Box 27 Riverside Drive Covington, LA 70434
                      (504)892-5850 FAX (504)892-5956
E-Mail Address:  laporte@laporte.com InternetAddress:http://www.laporte.com/
 Member of AICPA Division for CPA Firms-Private Companies Practice Section and
                           SEC Practice Section
     International Affiliation with Accounting Firms Associated, Inc.

                              BOL BANCSHARES, INC. & SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                            ASSETS

                                                      December 31,
                                                   1999       1998
Cash and Due from Banks
  Non-Interest Bearing Balances and Cash        $8,703,964  $6,692,995
Federal Funds Sold                              24,785,000  26,950,000
Investment Securities
  Securities Held-to-Maturity (Fair Value of
$2,999,061
    in 1999 and $4,514,374 in 1998)              3,003,546   4,497,942
  Securities Available-for-Sale, at Fair Value     366,545     291,400
Loans - Less Allowance for Loan Losses of
$1,800,000
  in 1999 and 1998, and Unearned Discounts
  of $276,804 in 1999 and $215,256 in 1998      56,980,651  59,741,831
Property, Equipment and Leasehold Improvements
(Net
  of Depreciation and Amortization)              2,540,585   2,505,740
Other Real Estate                                1,274,013   1,356,893
Other Assets                                     1,968,500   1,311,319
Deferred Taxes                                     382,308     454,129
Letters of Credit                                  103,888      84,052



                                              $100,109,000 $103,886,301

The accompanying notes are an integral part of these financial statements.

[CAPTION]

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,
                                                   1999       1998
LIABILITIES
Deposits
  Non-Interest Bearing                         $35,305,878 $36,826,094
  Interest Bearing                              55,249,817  57,757,018
Notes Payable                                    2,232,528   2,272,387
Other Liabilities                                1,251,449   1,035,457
Accrued Litigation Settlement                      150,000     200,000
Letters of Credit Outstanding                      103,888      84,052
Accrued Interest                                   486,363     525,969

                      Total Liabilities         94,779,923  98,700,977

STOCKHOLDERS' EQUITY
  Preferred Stock - Par Value $1
    2,302,811 Shares Issued and
       Outstanding in 1999 and 1998              2,302,811   2,302,811
  Common Stock - Par Value $1
    179,145 Shares Issued and
      Outstanding in 1999 and 1998                 179,145     179,145
Accumulated Other Comprehensive Income             182,783     133,187
Capital in Excess of Par - Retired Stock            14,888      14,888
Retained Earnings                                2,649,450   2,555,293

                    Total Stockholders' Equity   5,329,077   5,185,324


                                              $100,109,000 $103,886,301

The accompanying notes are an integral part of these financial statements.

                          BOL BANCSHARES, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)

[CAPTION]

                               For the Years Ended
                                   December 31,
                            1999        1998         1997
INTEREST INCOME           $9,348,210  $9,813,783  $10,297,883

INTEREST EXPENSE           1,846,456   1,986,681    2,108,592

    Net Interest Income    7,501,754   7,827,102    8,189,291

PROVISION FOR (RECOVERY OF)
LOAN LOSSES                 (154,231)  1,085,625    3,630,273

   Net Interest Income
After Provision
     for Loan Losses       7,655,985   6,741,477    4,559,018

OTHER INCOME
Service Charges on         1,228,330   1,318,419    1,398,552
Deposit Accounts
Other Non-Interest Income    906,224     930,992    1,133,436
Reversal of Litigation             0           0      390,000
Settlement
Gain on Sale of                    0           0       15,860
Securities

        Total Other        2,134,554   2,249,411    2,937,848
Income

OTHER EXPENSES
Salaries and Employee      4,148,212   3,669,949    3,974,048
Benefits
Occupancy Expense          1,978,669   1,956,172    1,937,416
Loss on Litigation                 0      50,000      150,000
Other Non-Interest         3,523,229   3,447,384    4,581,491
Expense

        Total Other        9,650,110   9,123,505   10,642,955
Expenses

INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE         140,429   (132,617)   (3,146,089)
(BENEFIT)

INCOME TAX EXPENSE            46,272      95,650   (1,170,803)
(BENEFIT)

NET INCOME (LOSS)            $94,157   ($228,267)  ($1,975,286)


EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                 $0.53     ($1.27)      ($11.03)

The accompanying notes are an integral part of these financial statements.

                            BOL BANCSHARES, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
[CAPTION]

                                  For the Years Ended
                                      December 31,
                                1999       1998       1997
NET INCOME (LOSS)              $94,157  ($228,267)  ($1,975,286)


OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding Gains
(Losses) on
  Investment Securities
Available-for-
    Sale, Arising During the    49,596    133,806         3,919
Period

Less:  Reclassification
Adjustment for
  Gains Included in Net              0       (50)          (81)
Income

OTHER COMPREHENSIVE INCOME      49,596    133,756         3,838

COMPREHENSIVE INCOME (LOSS)   $143,753   ($94,511)   ($1,971,448)

The accompanying notes are an integral part of these financial statements.

                     BOL BANCSHARES, INC. & SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
[CAPTION]



                                    Accumulated  Capital In
                                         Other   Excess of
                    Preferred  Common Comprehen-   Par     Retained
                                      sive
                      Stock    Stock  Income   Retired     Earnings   Total
                                               Stock

BALANCE - December $2,302,811 $179,145 ($4,407)  $14,888 $4,758,846 $7,251,283
31, 1996

Other Comprehensive Income,
  Net of Applicable Deferred
    Income Taxes            0        0    3,838        0         0       3,838

Net (Loss) for the          0        0        0        0(1,975,286)(1,975,286)
Year 1997

BALANCE - December  2,302,811  179,145    (569)   14,888  2,783,560  5,279,835
31, 1997

Other Comprehensive Income,
     Net of Applicable
Deferred
     Income Taxes           0        0  133,756        0          0    133,756

Net (Loss) for the          0        0        0        0   (228,267) (228,267)
Year 1998

BALANCE - December  2,302,811  179,145  133,187   14,888  2,555,293  5,185,324
31, 1998

Other Comprehensive Income,
     Net of Applicable
Deferred
     Income Taxes           0        0   49,596        0          0     49,596

Net Income for the          0        0        0        0     94,157     94,157
Year 1999

BALANCE - December $2,302,811 $179,145 $182,783  $14,888  2,649,450 $5,329,077
31, 1999


The accompanying notes are an integral part of these financial statements.

                                BOL BANCSHARES, INC. & SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]



                                            For The Years Ended

                                                   December 31,
                                           1999       1998         1997
OPERATING ACTIVITIES
Net Income (Loss)                         $94,157  ($228,267) ($1,975,286)

  Adjustments to Reconcile Net Income
(Loss) to Net
    Cash Provided by (Used in) Operating
Activities:
Provision for (Recovery of) Loan Losses  (154,231)  1,085,625   3,630,273
Depreciation and Amortization Expense     540,745     454,298     422,750
Amortization of Investment Security        18,220       2,170         280
Premiums
Accretion of Investment Security          (2,263)    (20,221)    (23,660)
Discounts
(Increase) Decrease in Deferred Income     46,272      95,651   (293,968)
Taxes
Loss on Sale of Property and Equipment          0           0       3,083
Gain on Sale of Other Real Estate        (27,206)    (19,733)     (39,508)
(Increase) Decrease in Other Assets and
  Prepaid Taxes                         (657,181)   1,223,789    (484,534)
    Increase (Decrease) in Other
Liabilities, Accrued
       Interest and Accrued Loss          126,387     670,271     (77,116)
Contingency
Gain on Available-for-Sale Securities           0           0     (15,860)

                      Net Cash Provided
by (Used in)
                              Operating  (15,100)   3,263,583    1,146,454
Activities

INVESTING ACTIVITIES
Proceeds from Sale of Available-for-Sale        0           0       16,145
Securities
Proceeds from Available-for-Sale
Securities
   Released at Maturity                         0   1,000,000            0

Proceeds from Held-to-Maturity
Investment Securities
    Released at Maturity                4,500,000   5,500,000    4,000,000

Purchases of Held-to-Maturity Invest-  (3,021,562)   (501,250)  (5,478,359)
ment Securities
Proceeds from Sale of Property and            410         858        1,987
Equipment
Purchases of Property and Equipment      (576,000)   (263,313)    (442,258)

Proceeds from Sale of Other Real Estate   168,000     136,000      527,605
Purchases of Loans                       (764,353) (4,792,309)         0

Net (Increase) Decrease in Loans        3,621,850    (216,033)   8,110,638


                  Net Cash Provided by  3,928,345     863,953    6,735,758
Investing Activities

The accompanying notes are an integral part of these financial statements.

                                BOL BANCSHARES, INC. & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) [CAPTION]



                                         For The Years Ended

                                                December 31,
                                         1999       1998       1997
FINANCING ACTIVITIES
Net Increase (Decrease) in Non-
Interest Bearing
  and Interest Bearing Deposits       ($4,027,417)  $642,575  ($1,200,099)

Proceeds from Issuance of Long-Term             0          0    1,793,000
Debt
Principal Payments on Long-Term Debt      (39,859)   (11,121)  (1,893,980)


    Net Cash Provided by (Used in)
Financing
       Activities                      (4,067,276)   631,454   (1,301,079)


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                         (154,031) 4,758,990    6,581,133

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                      33,642,995 28,884,005   22,302,872


CASH AND CASH EQUIVALENTS -
END OF YEAR                           $33,488,964 $33,642,995 $28,884,005


SUPPLEMENTAL DISCLOSURES:

Additions to Other Real Estate            $62,663          $0    $240,716
through Foreclosure

Cash Paid During the Year for          $1,886,062  $1,988,981  $2,060,102
Interest

Cash Received During the Year for              $0    $876,831    $247,031
Income Taxes

Market Value Adjustment for
Unrealized Gain (Loss)
  on Securities Available-for-Sale        $75,145    $202,660      $5,815

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

     LOANS AND UNEARNED INCOME
           Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. Unearned discounts on loans are recognized as income over the term of the loans on the interest method. Interest on other loans is calculated and credited to operations on a simple interest basis. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Loan origination fees and certain direct origination costs, when material, are capitalized and recognized as an adjustment of the yield on the related loan.

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

     CASH AND DUE FROM BANKS
           The Bank considers all amounts Due from Banks and Federal Funds Sold to be cash equivalents.

           The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,595,000 and $1,240,000 for the years ended December 31, 1999 and 1998, respectively.

     NON-DIRECT RESPONSE ADVERTISING
          The Bank expenses advertising costs as incurred.

     USE OF ESTIMATES
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTING STANDARDS NOT YET ADOPTED
           Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities", an amendment extending the effective date of SFAS 133, is effective for the quarter beginning after June 15, 2000. This statement will require all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. The Company currently has no derivatives; therefore, adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

NOTE B
     RESTATEMENT OF PRIOR PERIOD
           During 1999, the Banks' regulators advised that the Company incorrectly applied the full accrual method of accounting for the sale of Other Real Estate in 1998. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the change to the cost recovery method. The effect of the restatement for 1998 was a decrease in income before income tax expense of $901,282 ($5.03 per share), a decrease in income tax expense of $166,852 ($.93 per share), for an overall decrease in net income of $734,430 ($4.10 per share).

      Under the cost recovery method, the bank does not recognize the gain on the sale of this piece of other real estate or interest income on the loan made to the

NOTE B
     RESTATEMENT OF PRIOR PERIOD (Continued)
     purchasers, until the total payments made by the purchaser reach certain levels. If all scheduled payments are made in accordance with the loan agreement, the transaction will revert to the full accrual method on January 25, 2001, resulting in recognition of a $686,026 gain and approximately $145,000 in interest income.

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

          The net income (expense) from Other Real Estate totaled ($31,640) in 1999, ($100,058) in 1998 and ($264,432) in 1997.


NOTE D
LOANS
[CAPTION]

          Major classification of loans are as follows:
                                               December 31,
                                            1999         1998
          Real Estate Mortgages           $30,960,725  $28,861,280
          Commercial                        1,830,551    4,441,110
          Personal                          5,125,223    3,006,321
          Credit Cards                     21,012,608   25,294,875
          Overdrafts                          128,348      153,501

                                           59,057,455   61,757,087
          Unearned Discounts                  276,804      215,256

                                           58,780,651   61,541,831
          Allowance for Loan Losses         1,800,000    1,800,000

                                          $56,980,651  $59,741,831

[CAPTION]

           The following is a classification of loans by rate and maturity:
             (Dollar amounts in thousands)
                                               December 31,
                                               1999        1998
          Fixed Rate Loans:
           Maturing in 3 Months or Less   $   6,800    $  5,077
           Maturing Between 3 and 12 Months  12,612      16,504
           Maturing Between 1 and 5 Years    33,502      33,837
           Maturing After 5 Years             2,713       1,770

                                             55,627      57,188
          Variable Rate Loans:
           Maturing Quarterly or More
            Frequently                        3,391       4,229
           Maturing Between 3 and 12 Months       -         259
           Non-Accrual Loans                     40          81

                                             59,058      61,757
          Less:  Unearned Discount              277         215
          Less:  Allowance for Loan Losses    1,800       1,800

           Net Loans                      $  56,981    $ 59,742

           As of December 31, 1999 and 1998, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

           During 1999, the Bank purchased credit card portfolios totaling $764,353, at book value. During 1998, the Bank purchased credit card portfolios totaling $4,792,309, at a premium of $672,514. The premium is being amortized as an adjustment to interest income over three years. Unamortized premiums at December 31, 1999 and 1998 totaled $290,207 and $514,378, respectively.


NOTE E
     NON-PERFORMING ASSETS
           Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate", and amount to $1,274,013 at December 31, 1999 and $1,356,893 at December 31, 1998.

     Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

     At December 31, 1999, $39,698 of loans were in the non-accrual status and $1,909 of interest was foregone in the year then ended. At December 31, 1998, $80,572 of loans were in the non-accrual status and $1,847 of interest was foregone in the year then ended.

NOTE F
     INVESTMENT SECURITIES
          Carrying amounts and approximate market values of investment securities are summarized as follows:
[CAPTION]

          Securities held-to-maturity consisted of the following at December 31, 1999:

                                       Gross    Gross
                            Amortized Unrealized        Unrealized Fair
                             Cost      Gains    Losses   Value
U.S. Treasury Securities   $3,003,546   $ -     $ 4,485  $2,999,061


          Securities available-for-sale consisted of the following at December 31, 1999:

                                       Gross    Gross
                            Amortized Unrealized        Unrealized Fair
                             Cost      Gains    Losses   Value

          Equity Securities $89,601    $276,944 $-         $366,545


          Securities held-to-maturity consisted of the following at December 31, 1998:

                                       Gross    Gross
                            Amortized Unrealized        Unrealized Fair
                             Cost      Gains    Losses   Value

U.S. Treasury Securities    $4,497,942 $16,432  $ -        $4,514,374


          Securities available-for-sale consisted of the following at December 31, 1998:

                                       Gross    Gross
                            Amortized Unrealized        Unrealized Fair
                             Cost      Gains    Losses   Value

          Equity Securities $89,601    $201,799  $-        $291,400


          The maturities of investment securities at December 31, 1999 are as follows:

                  Securities  Held-to-Maturity  Securities Available-for-Sale
                        Amortized      Market    Amortized   Market
                             Cost     Value      Cost     Value

      Amounts maturing in:
      One year or less     $3,003,546  $2,999,061 $89,601 $366,545


           Securities of $1,101,300 at December 31, 1999 and $1,099,921 at December 31, 1998 were pledged to secure public funds.

NOTE G
     INCOME TAXES
[CAPTION]
           The components of the provision for income tax expense (benefit) are:

                                    1999       1998       1997
          Current                  $-        $ -        $(876,831)
          Reduction for Excess Provision
           in Prior Year:           -          -          (11,060)
             Deferred             46,272     95,650      (282,912)

           Total Provision for
             Income Tax          $46,272   $ 95,650    $(1,170,803)


           A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                     1999      1998       1997

          Computed Tax at the Expected
           Statutory Rate          $47,746   $(45,090)  $(1,069,670)
          Reduction for Excess Provision
           in Prior Year            -          -            (11,060)
          Tax Exempt Income         -         139,584       (98,835)
          Other Adjustments        (1,474)      1,156         8,762
           Income Tax Expense (Benefit)
             for Operations        $46,272   $ 95,650   $(1,170,803)


                                           1999      1998       1997

          Income Taxes Currently Receivable:
           Current Income Tax Expense
             (Benefit) from Operations   $   -      $   -     $(876,831)
           Other Adjustments                 -          -          -
           Prepaid Tax                       -          -          -

           Income Tax Receivable         $-          $ -      $(876,831)

           Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes.
     Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

NOTE G
     INCOME TAXES (Continued)

               There were net deferred tax assets of $382,308 and $454,129 as of December 31, 1999 and 1998, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                                1999      1998
          Unrealized Gain on Securities
           FASB 115 Adjustment               $(76,772)  $(44,110)
          Allowance for Loan Loss             (32,865)    19,573
          Accumulated Depreciation           (106,418)  (114,456)
          Other Real Estate                    28,880     30,034
          Deferred Gain on Sale of
              Other Real Estate               166,852    166,852
          Accruals not Deductible Until Paid   24,025     53,086
          Net Operating Loss and Tax
             Credit Carryforward              310,713    262,145
          Contributions Carryforward           16,893     13,005
          Accrued Litigation Settlement        51,000     68,000

                                             $382,308  $ 454,129

           The net operating loss carryforwards totaling $793,809 expire in the years 2012 through 2014.


NOTE H
     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                December 31,
                                             1999         1998
          Furniture and Equipment          $4,393,886  $3,835,320
          Bank Owned Vehicles                  77,357      78,691
          Leasehold Improvements              383,110     375,817
          Land                                468,425     468,425
          Buildings                         1,334,075   1,334,075

                                            6,656,853   6,092,328
        Less: Accumulated Depreciation and
            Amortization                    4,116,268   3,586,588

                                           $2,540,585  $2,505,740

     Depreciation and amortization expense aggregated $540,745 in 1999, $454,298 in 1998 and $422,750 in 1997.

NOTE I
     ALLOWANCE FOR LOAN LOSSES
          Changes in the allowance for loan losses were as follows:

                                        For The Years Ended
                                            December 31,
                                    1999       1998       1997
           Balance - January 1   $1,800,000  $1,800,000  $1,500,000
           Provision Charged to:
             Operations           (154,231)   1,085,625   3,630,273
           Loans Charged Off    (1,581,595)  (1,950,067) (4,132,454)
           Recoveries             1,735,826     864,442     802,181

           Balance - December 31 $1,800,000  $1,800,000  $1,800,000


NOTE J
     STOCKHOLDERS' EQUITY

     PREFERRED STOCK
          8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,302,811 shares issued and outstanding in 1999 and 1998. Preferred stock ranks prior to common stock as to dividends and liquidation.

     COMMON STOCK
           Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 1999 and 1998.

           On August 10, 1999, the Company declared a dividend distribution of one purchase right for each outstanding share of common stock. Each right entitles the holder, at any time following the
     "Distribution Date" to purchase one share of common stock of the Company at an exercise price of $7.50 per share. A "Distribution Date" occurs ten days following certain actions designed to acquire 20% or more of the Company's voting securities. The rights will expire on August 9, 2009.


NOTE K
     EARNINGS PER COMMON SHARE
          Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 1999, 1998 and 1997. There was no provision for dividends for the years ended December 31, 1999, 1998 or 1997.

NOTE L
     CONTINGENT LIABILITIES AND COMMITMENTS
          The Subsidiary Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit. A summary of the Bank's commitments and contingent liabilities are as follows:

                                    1999        1998          1997
    Credit Card Arrangements      $52,025,000  $54,089,000  $53,467,000
    Commitments  To Extend Credit   2,017,293      557,000      611,000

           Commitments to extend credit, credit card arrangements and commercial letters of credit all include exposure to some credit loss in the event of nonperformance of

NOTE L
     CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

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

     CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
           The subsidiary bank is a defendant in a lawsuit filed by one of its proprietary customers for alleged breach of contract. A judgment was rendered against the bank, and accordingly, a provision for loss of $150,000 has been charged to operations in the accompanying consolidated financial statements for 1997. The bank has counter sued and is presently appealing the judgement.


NOTE M
     RELATED PARTY TRANSACTIONS
           In the ordinary course of business, the Subsidiary Bank makes loans to its directors, officers and principal holders of equity securities. These loans are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. An analysis of loans made to directors, officers and principal holders of equity securities, including companies in which they have a significant ownership interest, is as follows:

                                             1999        1998
          Balance - January 1              $1,053,824  $1,083,723
          New Loans Made and Renewals          61,524   1,128,335
          Reclassifications                   (16,697)      -
          Repayments and Maturities          (112,068) (1,158,234)

          Balance - December 31              $986,583  $1,053,824


           The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 1999, 1998 and 1997 totaled $490,244, $479,388 and $492,459, respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended December 31, 1999, 1998 and 1997.

           At December 31, 1999 and 1998 amounts due to Officers and Directors of the Company, including accrued interest, totaled $649,781 and $733,986, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 1999 and 1998, $196,000 were to Officers and Directors of the Company (see Note R). Another note payable to Director totaled $68,774 and $74,633 at December 31, 1999 and 1998, respectively, and is also disclosed in Note R.

NOTE N
     LEASES
          The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2001. Two of the leases are with related parties, as discussed in Note M. In addition, the Subsidiary Bank rents office space on a month-to-month basis from non-related groups. Various pieces of data processing equipment are also leased.

           The total minimum rental commitment at December 31, 1999, under the leases is $1,880,453 which is due as follows:

         December 31,
           2000                                        $658,560
           2001                                         535,484
           2002                                         484,524
           2003                                         201,885

                                                     $1,880,453

           For the years ended December 31, 1999, 1998 and 1997, $792,323, $805,605 and $813,003 was charged to rent expense, respectively.

          The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2003.

          Minimum future rentals to be received on non-cancelable leases as of December 31, 1999 are:

         December 31,
           2000                                        $115,435
           2001                                          88,624
           2002                                          39,256
           2003                                          25,976

                                                       $269,291


NOTE O
     LETTERS OF CREDIT
               Outstanding letters of credit were $103,888 and $84,052 as of December 31, 1999 and 1998, respectively.

NOTE P
     INTEREST BEARING DEPOSITS
          Major classifications of interest bearing deposits are as follows:


                                               December 31,
                                             1999         1998
          NOW Accounts                   $13,654,393  $13,340,333
          Money Market Accounts            5,458,005    6,750,080
          Savings Accounts                25,816,343   27,061,209
          Certificates of Deposit Greater
            Than $100,000                  1,684,337    1,643,514
          Other Certificates of Deposit    8,636,739    8,961,882

                                         $55,249,817  $57,757,018

[CAPTION]

           The  maturities of Certificates of Deposit Greater than $100,000 at December 31, 1999 are as follows:  (Dollar amounts in thousands)
          Three Months or Less                          $   633
          After Three Months Through One Year               851
          After One Year Through Three Years                200

                                                        $ 1,684

NOTE Q
     FUNDS AVAILABLE FOR DIVIDENDS
           The Subsidiary Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Subsidiary Bank's earnings.

           The Subsidiary Bank has been further restricted by regulatory authorities from paying dividends without prior regulatory approval. Refer to Note X.

NOTE R
     NOTES PAYABLE
           The following is a summary of notes payable at December 31, 1999 and 1998:

                                                     December 31,
                                                   1999         1998
          Notes payable to Directors of the Company,
           payable on demand, interest at 10%.       $410,754    $410,754

          Notes payable to Director, interest at
           13.5%, maturing September 30, 2006,
           monthly payments of $1,298.                 68,774      74,633

          Debentures payable, due July 2000, interest at
           9%, callable at 103%, 102% and 101% of
           face value during the first, second, and third
           years, respectively, following the closing date,
           interest payable semi-annually, each $500
           debenture secured by 39.72 shares of the
           Subsidiary Bank's stock.                 1,753,000   1,787,000

                                                   $2,232,528  $2,272,387

NOTE R
     NOTES PAYABLE (Continued)

          Following are maturities of long-term debt:

            December 31,
               2000                                    $2,170,454
               2001                                         7,663
               2002                                         8,763
               2003                                        10,023
               2004                                        11,462
               Subsequent to 2004                          24,163

                                                       $2,232,528

NOTE S
     INTEREST INCOME AND INTEREST EXPENSE
          Major categories of interest income and interest expense are as follows:

                                         December 31,
                                      1999     1998      1997
INTEREST INCOME
Interest and Fees on
Loans:
Real Estate Loans                $2,451,875   $2,423,299    $2,213,306
Installment Loans                   358,530      390,419       464,362
Credit Cards and                  4,382,728    4,896,216     5,404,070
Related Plans
Commercial and all
Other Loans                         445,326      502,902       620,352
Interest on Investment
Securities -
U.S. Treasury and
Other
Securities                          191,231      455,529       591,415
Interest on Federal               1,518,520    1,145,418     1,004,378
Funds Sold

                                 $9,348,210   $9,813,783   $10,297,883


INTEREST EXPENSE
Interest on Time Deposits
of $100,000 or More                 $78,057      $61,204       $59,565
Interest on Other                 1,558,521    1,711,816     1,829,451
Deposits
Interest on Other Borrowed Funds          0        1,824           220
Interest on Notes                   209,878      211,837       219,356
Payable

                                 $1,846,456   $1,986,681    $2,108,592

NOTE T
     NON-INTEREST INCOME AND NON-INTEREST EXPENSES
          Major categories of other non-interest income and non-interest expenses are as follows:


                                     December 31,
                                1999       1998        1997
OTHER NON-INTEREST INCOME
Cardholder and Other
Charge Card
Income                       $672,941     $679,405     $632,747
Data Processing and Items
Processing                         75          175          850
Other Commission and Fees      92,282       87,634       91,921
Other Real Estate Income       36,036       32,905       72,620
Other Income                  104,890      130,873      335,298

                             $906,224     $930,992   $1,133,436


OTHER NON-INTEREST EXPENSE
Loan and Charge Card       $1,031,232   $1,005,179   $1,111,666
Expenses
Communications                500,349      565,470      779,843
Stationery, Forms and
Supplies                      317,017      302,858      374,799
Professional Fees             921,007      741,324      823,220
Insurance and Assessments      98,717       92,049       93,869
Advertising                   102,935      116,638      153,145
Miscellaneous Losses           52,977       53,461      492,512
Promotional Expenses          178,902      154,636      146,253
Other Real Estate Expenses     67,677      132,962      337,052
Other Expenses                252,416      282,807      269,132

                           $3,523,229   $3,447,384   $4,581,491

NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


                               BOL BANCSHARES, INC.
                             CONDENSED BALANCE SHEETS
[CAPTION]

                                             December 31,
                                            1999      1998
ASSETS
Due from Banks                            $ 427,889   $599,241
Due from Subsidiary                          99,636    118,738
Securities Available-for-Sale, at Fair      346,545    271,400
Value
Other Assets                                 19,312     31,959
Investment in Bank of Louisiana           7,128,177  6,905,656

                                         $8,021,559 $7,926,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                            $2,232,528 $2,272,386
Accrued Expenses                                  0     10,000
Deferred Taxes                               25,549          0
Accrued Interest                            365,794    390,673
Shareholders' Equity                      5,397,688  5,253,935

                                         $8,021,559 $7,926,994

NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


                                 BOL BANCSHARES, INC.
                              STATEMENTS OF INCOME (LOSS)
[CAPTION]

                                         December 31,
                                 1999       1998       1997
INCOME
Dividend Income - Bank of            $0 $ 387,500         $0
Louisiana
Interest Income                  13,595    18,223     19,753
Miscellaneous Income             12,760         0      3,327

                                 26,355   405,723     23,080
EXPENSES
Interest                        209,878   211,837    219,357
Other Expenses                   15,570    35,218     23,951

                                225,448   247,055    243,308

INCOME (LOSS) BEFORE EQUITY
IN UNDISTRIBUTED EARNINGS
(LOSS) OF SUBSIDIARY           (199,093)  158,668   (220,228)


Equity in Undistributed
Earnings (Loss) of Subsidiary   222,521  (262,939) (1,829,936)

INCOME (LOSS) BEFORE
INCOME TAX BENEFIT               23,428  (104,271) (2,050,164)

INCOME TAX BENEFIT               70,728    77,803      74,878

NET INCOME (LOSS)               $94,156  ($26,468) ($1,975,286)

NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                    BOL BANCSHARES, INC.
                                  STATEMENTS OF CASH FLOWS
[CAPTION]

                                              December 31,
                                        1999     1998     1997
OPERATING ACTIVITIES
Net Income (Loss)                      $94,156  ($26,468) ($1,975,286)
Adjustments to Reconcile Net Income
(Loss) to
Net Cash Provided by (Used in)
Operating Activities
Equity in Undistributed (Earnings)
Loss of Subsidiary                    (222,521)   262,939   1,829,936
Net Decrease in Other Assets            12,648    889,478     156,612
Net Increase (Decrease) in Other       (34,879)    38,060      50,249
Liabilities

Net Cash Provided by (Used in)
     Operating Activities             (150,596) 1,164,009      61,511

INVESTING ACTIVITIES
Investment in Available-for-Sale             0   (271,400)          0
Securities

Net Cash Used in Investing Activities        0   (271,400)          0

FINANCING ACTIVITIES
Repayments of Advances to                    0          0      22,853
Subsidiaries
Repayments of Advances from                      (791,065)          0
Subsidiaries
(Increase) Decrease in Due From         19,102    (77,803)          0
Subsidiary
Proceeds from Issuance of Long-Term          0          0   1,793,000
Debt
Repayment of Long-Term Debt           (39,858)    (11,122) (1,893,980)

Net Cash Used in Financing Activities (20,756)   (879,990)    (78,127)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS              (171,352)     12,619     (16,616)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                      599,241    586,622     603,238

CASH AND CASH EQUIVALENTS -
END OF YEAR                           $427,889   $599,241    $586,622

NOTE V
     CONCENTRATIONS OF CREDIT
           All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note D. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE W
     COMPREHENSIVE INCOME
          Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 1999, 1998 and 1997. The following represents the tax effects associated with the components of comprehensive income:

                             December 31,
                               1999      1998    1997
Gross Unrealized Holding
Gains
Arising During the Period      $75,145 $202,736 $5,938
Tax (Expense)                 (25,549) (68,930) (2,019)
                                49,596  133,806  3,919

Reclassification Adjustment
for
Gains Included in Net                0     (76)  (122)
Income
Tax Benefit                          0       26     41
                                     0     (50)   (81)

Net Unrealized Holding
Gains
Arising During the Period      $49,596 $133,756 $3,838


NOTE X
     REGULATORY MATTERS
           On December 14, 1999, the Bank consented to a revised Memorandum of Understanding issued by the Federal Deposit Insurance Corporation
     (FDIC) and the Office of Financial Institutions (OFI). The Memorandum was issued by the FDIC and OFI as a result of their examination of the Bank as of August 9, 1999 and replaces the Memorandum of Understanding dated March 12, 1996. The Memorandum of Understanding is an arrangement between the Bank and the FDIC and OFI in which the Bank agrees to perform, among other things, the following within specified time periods:

          a) The Bank shall maintain a Tier I leverage capital ratio equal to or greater than seven percent, including restricting dividends, pending regulatory approval,

          b) Eliminate from its books certain criticized assets and reduce other criticized assets to specified levels,

NOTE X
     REGULATORY MATTERS (Continued)

          c) Initiate and implement a marketing program to dispose of its other real estate in a timely manner,

          d) Formulate and implement a written strategic plan, management plan, management succession plan, and profit plan,

          e) Perform a quarterly review of the adequacy of the Bank's loan valuation reserve,

          f)   Revision of the Bank's loan policy and loan review program,

          g) Restatement of 1998 income for accounting for a gain recognized on the sale of other real estate.

           While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the Memorandum of Understanding, although at December 31, 1999 and 1998 their Tier I leverage capital ratio fell below the seven percent threshold to 6.80% and 6.89%, respectively. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied with in the specified time periods.

           As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

          At December 31, 1999, the Bank is required to have a minimum Tier I leverage capital and minimum Tier I and Total capital risk based ratio of 4.00%, 4.00% and 8.00%, respectively. The Bank's actual risk based ratios at that date were 10.50% and 11.77%, respectively. Tier I leverage capital ratios for the Subsidiary Bank were 6.80% for 1999 and 6.89% for 1998.


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

     LOAN RECEIVABLES
           For certain homogeneous categories of loans, such as residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the

NOTE Y
     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)


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

           The estimated fair values of the Company's financial instruments are as follows:
[CAPTION]

                                                 December 31, 1999
                                                Carrying      Fair
                                                  Amount      Value
          Financial Assets:

            Cash and Short-Term Investments   $33,488,964    $33,488,964
            Investment Securities               3,370,091      3,365,606
            Loans                              58,780,651     58,527,842
            Less:  Allowance for Loan Losses    1,800,000      1,800,000

                                              $93,839,706    $93,582,412

          Financial Liabilities:

            Deposits                          $90,555,695    $90,606,530

          Unrecognized Financial Instruments:

            Commitments to Extend Credit       $1,913,405     $1,913,405
            Commercial Letters of Credit          103,888        103,888
            Credit Card Arrangements           52,025,000     52,025,000

                                              $54,042,293    $54,042,293

To the Board of Directors
BOL Bancshares, Inc.
    & Subsidiary

                       Independent Auditor's Report
                       on Supplementary Information

      Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 1999 and 1998 appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/ Laporte, Sehrt, Romig & Hand

                                      A Professional Accounting Corporation


January 17, 2000


                   A Professional Accounting Corporation
     800 Two Lakeway Center 3850 N. Causeway Blvd. Metairie, LA 70002
                      (504)835-5522 FAX (504)835-5535
              P.O. Box 27 Riverside Drive Covington, LA 70434
                      (504)892-5850 FAX (504)892-5956
E-Mail Address:  laporte@laporte.com
InternetAddress:http://www.laporte.com/
 Member of AICPA Division for CPA Firms-Private Companies Practice Section
                                    and
                           SEC Practice Section
     International Affiliation with Accounting Firms Associated, Inc.

             BANK OF LOUISIANA
         SUPPLEMENTARY INFORMATION
[CAPTION]

                 SCHEDULE I
               BALANCE SHEETS
               UNCONSOLIDATED

                   ASSETS

                                                  December 31,
                                               1999          1998
Cash and Due from Banks
Non Interest Bearing Balances and Cash        $8,703,964   $ 6,692,995
Federal Funds Sold                            24,785,000    26,950,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
$2,999,061 in 1999
and $4,514,374 in 1998)                        3,003,546     4,497,942
Securities Available-for-Sale, at Fair Value      20,000        20,000
Loans:  Less Allowance for Loan Losses of
$1,800,000
in 1999 and 1998 and Unearned Discount of
$276,804 in 1999 and $215,256 in 1998         56,980,651    59,741,831
Property, Equipment and Leasehold
Improvements (Net
of Depreciation and Amortization)              2,540,585     2,505,740
Other Real Estate                              1,274,013     1,356,893
Other Assets                                   1,949,188     1,279,358
Deferred Taxes                                   476,469       522,741
Letters of Credit                                103,888        84,052

Total Assets                                 $99,837,304  $103,651,552


    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-Interest Bearing                         $35,309,757   $36,943,605
Interest Bearing                              55,673,827    58,238,748
Other Liabilities                              1,251,450     1,025,457
Letters of Credit Outstanding                    103,888        84,052
Due to Parent                                     99,636       118,738
Accrued Litigation Settlement                    150,000       200,000
Accrued Interest                                 120,569       135,296

Total Liabilities                             92,709,127    96,745,896

STOCKHOLDERS'  EQUITY
Common Stock - 143,000 Shares Issued and       1,430,000     1,430,000
Outstanding
Surplus                                        4,616,796     4,616,796
Retained Earnings                              1,081,381       858,860

Total Stockholders' Equity                     7,128,177     6,905,656

Total Liabilities and Stockholders' Equity   $99,837,304  $103,651,552

See independent auditor's report on supplementary information.

                                     BANK OF LOUISIANA
                                 SUPPLEMENTARY INFORMATION
[CAPTION]

                                        SCHEDULE II
                                STATEMENTS OF INCOME (LOSS)
                                       UNCONSOLIDATED

                                        For The Years Ended
                                            December 31,
                                     1999       1998      1997
INTEREST INCOME                    $9,348,210  $9,813,783  $10,297,883
INTEREST EXPENSE                    1,650,173   1,793,067    1,908,988

Net Interest Income                 7,698,037   8,020,716    8,388,895

PROVISION FOR (RECOVERY OF) LOAN     (154,231)  1,085,625    3,630,273
LOSSES

Net Interest Income After
Provision
For Loan Losses                     7,852,268   6,935,091    4,758,622

OTHER INCOME
Service Charges on Deposit          1,228,330   1,318,419    1,398,552
Accounts
Other Non-Interest Income             893,464     930,992    1,130,109
Reversal of Litigation Settlement           0           0      390,000
Gain on Securities                          0     201,799       15,860

                                    2,121,794   2,451,210    2,934,521

OTHER EXPENSES
Salaries and Employee Benefits      4,148,212   3,669,949    3,974,048
Occupancy Expense                   1,978,669   1,956,172    1,937,416
Loss on Litigation                          0      50,000      150,000
Other Non-Interest Expense          3,507,660   3,412,166    4,557,540

                                    9,634,541   9,088,287   10,619,004

INCOME (LOSS) BEFORE
INCOME TAX EXPENSE (BENEFIT)          339,521     298,014  (2,925,861)

INCOME TAX EXPENSE (BENEFIT)          117,000     173,453  (1,095,925)

NET INCOME (LOSS)                    $222,521    $124,561  ($1,829,936)

EARNINGS (LOSS) PER SHARE
OF COMMON STOCK                         $1.56       $0.87      ($12.80)

See independent auditor's report on supplementary information.

                   BANK OF LOUISIANA
                SUPPLEMENTARY INFORMATION
[CAPTION]

                         SCHEDULE III
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         UNCONSOLIDATED


                               Accumulated
                                  Other
                      Common   Comprehensive          Retained
                      Stock       Income    Surplus   Earnings    Total
BALANCE - December  $1,430,000  ($4,407)  $4,616,796  $2,951,735 $8,994,124
31, 1996

Net Loss for the             0         0           0 (1,829,936) (1,829,936)
Year 1997

Other Comprehensive
Income,
Net of Applicable
Deferred
Income Taxes                 0      3,838         0          0        3,838

BALANCE - December   1,430,000      (569) 4,616,796   1,121,799   7,168,026
31, 1997

Net Income for the           0          0         0     124,561     124,561
Year 1998

Cash dividends
declared for
the Year ($2.71 per          0          0         0    (387,500)   (387,500)
share)

Other Comprehensive
Income,
Net of Applicable
Deferred
Income Taxes                0         569         0           0         569

BALANCE - December  1,430,000           0 4,616,796     858,860   6,905,656
31, 1998

Net Income for the          0           0         0     222,521     222,521
Year 1999

BALANCE - December $1,430,000          $0 $4,616,796 $1,081,381  $7,128,177
31, 1999

See independent auditor's report on supplementary information.

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        BOL BANCSHARES, INC.

                             /s/ Perggy L. Schaefer
                              ____________________________________________
                                        Peggy L. Schaefer
                                             Treasurer

                                         March 28, 2000
                                   ___________________________
                                             Date








Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.




/s/ G. Harrison Scott                   /s/ James A Comiskey
___________________________________     ____________________________________
G. Harrison Scott - Director                 James A. Comiskey - Director




/s/ Gerry E. Hinton                      /s/ Lionel J. Favret, Sr.
___________________________________     ____________________________________
Gerry E. Hinton - Director                  Lionel J. Favret, Sr. -Director




/s/ Edward J. Soniat                     /s/ Leland L. Landry
___________________________________     ____________________________________
Edward J. Soniat - Director                  Leland L. Landry - Director