Form 10-Q/A
period 1999-03-31
BOL BANCSHARES INC
filed 2000-04-25
CIK 832818

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D. C.  20549


                              FORM 10-Q/A
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



                              BOL BANCSHARES, INC.

                CONSOLIDATED STATEMENT OF CONDITION
                            (Unaudited)


                                              March 31,   Dec. 31,  March 31,
 (Amounts in thousands)                         1999       1998         1998
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,489      6,693      7,632
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
3/31/99, 12/31/98, & 3/31/98 respectively         4,019      4,498      9,486
were
$4,021,000, $4,514,000, and $9,514,000)
 Securities Available for Sale                      291        291         90
Federal Funds Sold                               32,325     26,950     21,245
Loans, net of Unearned Discount                   57,019    61,542     59,129
Allowance for Loan Losses                        (1,800)    (1,800)   (1,800)
Property, Equipment and Leasehold
Improvements
 (Net of Depreciation and Amortization)           2,641      2,506      2,605
Other Real Estate                                 1,415      1,357      1,473
Deferred Taxes                                      454        454        618
Letters of Credit                                    84         84        113
Other Assets                                      1,164      1,311      1,767
     TOTAL ASSETS                              $105,101   $103,886   $102,358

See accompanying notes to Financial Statements

                         BANCSHARES, INC.

          CONSOLIDATED STATEMENT OF CONDITION (Continued)



                                              March 31,   Dec. 31,   March 31,
(Amounts in thousands)                           1999       1998         1998

LIABILITIES
Deposits:
 Non-Interest Bearing                            36,659     36,826     34,389
 Interest Bearing                                59,014     57,757     59,277
     TOTAL DEPOSITS                              95,673     94,583     93,666
Notes Payable                                     2,271      2,272      2,282
Letters of Credit Outstanding                        84         84        113
Accrued Litigation Settlement                       200        200        150
Accrued Interest                                    446        526        498
Other Liabilities                                 1,342      1,035        290
     TOTAL LIABILITIES                          100,016     98,701     96,999
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  3/31/99, 12/31/98, and 3/31/98                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  3/31/99, 12/31/98, and 3/31/98                    179        179        179
Accumulated Other Comprehensive Income              133        133          -
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,556      2,784      2,783
Current Earnings                                    (101)     (228)        79
     TOTAL STOCKHOLDERS' EQUITY                   5,085      5,185      5,359
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $105,101   $103,886   $102,358



See accompanying notes to Financial Statements


                         BANCSHARES, INC.

                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                              March 31,         March 31,
(Amounts in thousands)                          1999              1998
INTEREST INCOME
Interest and Fees on Loans                        1,938                 2,015
Interest on Time Deposits                             -                     -
Interest on Securities Held to Maturity              60                   140
Interest and Dividends on Securities                  2                     6
Available for Sale
Interest on Federal Funds Sold                      340                   275
Other Interest Income                                 -                     -
Total Interest Income                             2,340                 2,436
INTEREST EXPENSE
Interest on Deposits                                418                   458
Interest on Federal Funds Purchased                   -                     -
Other Interest Expense                                9                    10
Interest Expense on Notes Payable                     3                     3
Interest Expense on Debentures                       40                    39
Total Interest Expense                              470                   510
NET INTEREST INCOME                               1,870                 1,926
Provision for Loan Losses                            98                   300
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                   1,772                 1,626
OTHER INCOME
Service Charges on Deposit Accounts                 283                   331
Cardholder & other credit card income               155                   149
ORE Income                                            2                     3
Other Operating Income                               94                    92
Gain on Sale of Securities                            -                     -
Total Other Income                                  534                   575
OTHER EXPENSE
Salaries and Employee Benefits                      995                   827
Occupancy Expense                                   485                   480
Loan & Credit Card Expense                          253                   230
ORE Expense                                          33                    41
Other Operating Expense                             641                   544
Total Other Expenses                              2,407
2,122
Income Before Tax Provision                        (101)                   79
Provision (Benefit) For Income Taxes                  -                    -
NET INCOME                                        ($101)                  $79
Earnings Per Share of Common Stock              ($0.56)                 $0.44

See accompanying notes to Financial Statements

                       BOL BANCSHARES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (LOSS) (Unaudited)

                                      March 31,         March 31,
(Amounts in thousands)                  1999              1998
NET INCOME (LOSS)                        ($101)              $79

OTHER COMPREHENSIVE INCOME, NET OF
TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-
Sale,
Arising During the Period
                                                               1

Less:  Reclassification Adjustment
for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME

COMPREHENSIVE INCOME (LOSS)              ($101)              $80

See accompanying notes to Financial Statements

                       BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS
                                   EQUITY (Unaudited)



          (Amounts in                 ACCUMULATE CAPITAL IN
           thousands)                      D
                                         OTHER   EXCESS OF
                                      COMPREHEN-    PAR
                   PREFERRED  COMMON    SIVE     RETIRED  RETAINED
                       STOCK   STOCK    INCOME     STOCK   EARNING   TOTALS
Balance December 31,    2,303     179        (1)        15   2,783   5,279
1997

Other Comprehensive
Income, net of
  applicable deferred
               income
taxes                                          1                         1

Net Income                                                      79      79

Balance - March 31,     2,303     179          -        15   2,862   $5,359
1998




Balance December 31,    2,303     179        133        15   2,556   5,186
1998

Other Comprehensive
Income, net of
  applicable deferred
               income
taxes                                                                    -

Net Income (Loss)                                            (101)    (101)

Balance - March 31,     2,303     179        133        15   2,455   $5,085
1999



  QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA


                                 For Three Months Ended
(Amounts in thousands, except      March 31,    Dec. 31,   March 31,
  per share data)                       1999        1998      1998
Interest Income                       $2,340      $2,370     $2,436
Interest Expense                         470         482        510
Net Interest Income                    1,870       1,888      1,926
Provision for Loan Losses                 98         288        300
Net Interest Income after              1,772       1,600      1,626
Provision
Noninterest Income:
Noninterest Income                       534         554        575
Securities Gains                           -           -          -
Noninterest Income                       534         554        575
Noninterest Expense                    2,407       2,376      2,122
Income before Taxes                     (101)       (222)        79
Income Tax Expense (Benefit)               -          96          -
Net Income (Loss)                      ($101)      ($318)       $79

Income per Common Share              ($0.56)      ($1.78)     $0.44
Average Common Shares                    179         179        179
Outstanding

Selected Quarter-End Balances
Loans                                $57,019     $61,757     $59,129
Deposits                              95,673      94,583      93,666
Long-Term Debt                         2,271       2,272       2,282
Shareholders' Equity                   5,085       5,185       5,359
Total Assets                         105,101     103,886     102,358

Selected Average Balances
Loans                                $58,592     $60,630     $58,561
Deposits                             $92,366      90,039      91,281
Long-Term Debt                         2,271       2,273       2,283
Shareholders' Equity                   5,965       6,146       4,944
Total Assets                         102,249      99,610      99,907

Selected Ratios
Return on Average Assets              -0.10%       0.42%       0.08%
Return on Average Equity              -1.64%       6.75%       1.59%
Tier 1 Risk-Based Capital             10.73%      10.27%      10.99%
Risk-Based Capital                    12.00%      11.54%      12.26%
Tier 1 Leverage                        6.70%       6.89%       6.95%


TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO
                       March 31, 1999    Dec. 31, 1998     March 31,1998

(Amounts in              Loans        %    Loans         %    Loans      %
Thousands)
Commercial,              4,834    8.45%    4,441     7.19%    5,679  9.60%
Financial, &
Agricultural
Real Estate Mortgage    26,276   46.29%   28,646    46.73%   25,109 42.47%
Mortgage Loan Held           -    0.00%        -     0.00%        -  0.00%
for Resale
Personal Loans           2,904    5.07%    3,006     4.87%    3,454  5.84%
Credit Cards-Visa,      20,278   35.43%   21,785    35.28%   20,891 35.33%
Mastercard
Credit Cards-            2,592    4.53%    3,510     5.68%    3,826  6.47%
Proprietary
Overdrafts                 135    0.24%      154     0.25%      170  0.29%
  Loans                $57,019  100.00%  $61,542   100.00%  $59,129  100.00%



TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                              March 31, Dec. 31, Sept. 30, June 30,  March 31,
                                 1999     1998      1998    1998      1998
Risk-Based Capital
Tier 1 Risk Based                10.73%   10.27%    11.02%  11.18%   10.99%
Capital Ratio
Risk Based Capital               12.00%   11.54%    12.29%  12.46%   12.26%
Ratio
Tier 1 Leverage Ratio             6.70%    6.89%     7.21%   7.06%    6.95%