Form 10-Q
period 2000-03-31
BOL BANCSHARES INC
filed 2000-05-02
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               March 31, 2000


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

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2000.


     Common Stock, $1 Par Value - 179,145 shares.

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

Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)


                                              March 31, Dec. 31,    March 31,
(Amounts in thousands)                           2000      1999       1999
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,552      8,704      7,489
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
3/31/00, 12/31/99, & 3/31/99 respectively         2,933      3,004      4,019
were
$2,930,000, $3,000,000, and $4,021,000)
 Securities Available for Sale                      367        367        291
Federal Funds Sold                               32,240     24,785     32,325
Loans, net of Unearned Discount                  55,099     58,781     57,019
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold
Improvements
 (Net of Depreciation and Amortization)           2,413      2,540      2,641
Other Real Estate                                 1,305      1,274      1,415
Deferred Taxes                                      237        382        454
Letters of Credit                                   104        104         84
Other Assets                                      1,121      1,968      1,164
     TOTAL ASSETS                              $101,571   $100,109   $105,101

See accompanying notes to Financial Statements

                             BANCSHARES, INC.



                                              March 31,  Dec. 31,   March 31,
(Amounts in thousands)                           2000      1999       1999
LIABILITIES
Deposits:
 Non-Interest Bearing                            35,866     35,306     36,659
 Interest Bearing                                56,307     55,250     59,014
     TOTAL DEPOSITS                              92,173     90,556     95,673
Notes Payable                                     2,231      2,233      2,271
Letters of Credit Outstanding                       104        104         84
Accrued Litigation Settlement                         -        150        200
Accrued Interest                                    468        486        446
Other Liabilities                                   989      1,251      1,342
     TOTAL LIABILITIES                           95,965     94,780    100,016
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  3/31/00, 12/31/99, and 3/31/99                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  3/31/00, 12/31/99, and 3/31/99                    179        179        179
Accumulated Other Comprehensive Income              183        183        133
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,649      2,555      2,556
Current Earnings                                    277         94      (101)
     TOTAL STOCKHOLDERS' EQUITY                   5,606      5,329      5,085
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $101,571   $100,109    105,101


See accompanying notes to Financial Statements


                             BANCSHARES, INC.

                         CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                              March 31,             March 31,
(Amounts in thousands)                           2000                 1999
INTEREST INCOME
Interest and Fees on Loans                        1,865                 1,938
Interest on Time Deposits                             -                     -
Interest on Securities Held to Maturity              38                    60
Interest and Dividends on Securities                  -                     2
Available for Sale
Interest on Federal Funds Sold                      403                   340
Other Interest Income                                 -                     -
Total Interest Income                             2,306                 2,340
INTEREST EXPENSE
Interest on Deposits                                353                   418
Interest on Federal Funds Purchased                   -                     -
Other Interest Expense                               10                     9
Interest Expense on Notes Payable                     2                     3
Interest Expense on Debentures                       39                    40
Total Interest Expense                              404                   470
NET INTEREST INCOME                               1,902                 1,870
Provision for (Recovery of) Loan Losses             (80)                   98
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                   1,982                 1,772
OTHER INCOME
Service Charges on Deposit Accounts                 265                   283
Cardholder & other credit card income               152                   155
ORE Income                                            1                     2
Other Operating Income                               85                    94
Gain on Sale of Securities                            -                     -
Total Other Income                                  503                   534
OTHER EXPENSE
Salaries and Employee Benefits                    1,036                   995
Occupancy Expense                                   488                   485
Loan & Credit Card Expense                          235                   253
ORE Expense                                          26                    33
Other Operating Expense                             277                   641
Total Other Expenses                              2,062                 2,407

Income Before Tax Provision                         423                 (101)

Provision (Benefit) For Income Taxes                146                     -

NET INCOME                                          277                 (101)

Earnings Per Share of Common Stock                $1.55               ($0.56)

See accompanying notes to Financial Statements


                           BOL BANCSHARES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                              March 31,  Dec. 31,   March 31,
(Amounts in thousands)                           2000      1999       1999
NET INCOME (LOSS)                                  $277        $94     ($101)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                                       50

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME                                      50

COMPREHENSIVE INCOME (LOSS)                        $277       $144     ($101)

See accompanying notes to Financial Statements


                           BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                   (Unaudited)


(Amounts in thousands)               ACCUMULATED CAPITAL IN
                                         OTHER   EXCESS OF
                                      COMPREHEN-    PAR
                    PREFERRED  COMMON SIVE         RETIRED  RETAINED
                       STOCK   STOCK    INCOME     STOCK    EARNINGS TOTAL
Balance December 31,    2,303     179        133        15   2,556   5,186
1998

Other Comprehensive
Income, net of
applicable deferred income
taxes                                                                    -

Net Income                                                   (101)   (101)

Balance - March 31,     2,303     179        133        15   2,455   5,085
1999


Balance December 31,    2,303     179        183        15   2,649   5,329
1999

Other Comprehensive
Income, net of
applicable deferred income
taxes                                                                    -

Net Income (Loss)                                              277     277

Balance - March 31,     2,303     179        183        15   2,926  $5,606
2000


                           BOL BANCSHARES, INC.

                             STATEMENTS OF CASH FLOWS
                                      (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Amounts in thousands)                             2000       1999
OPERATING ACTIVITIES
Net Income (Loss)                                   277      (101)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for (Recovery of) Loan Losses            (80)        98
 Depreciation and Amortization Expense              135        120
 Amortization of Investment Security Premiums         4          2
 Accretion of Investment Security Discounts         (15)        (2)
 (Increase)Decrease in Deferred Income Taxes        146          -
 (Gain) Loss on Sale of Property and                  -          -
Equipment
 (Gain) Loss on Sale of Other Real Estate             -          -
 (Increase)Decrease in Other Assets & Prepaid       847        151
Taxes
 (Decrease)Increase in Other Liabilities,
  Accrued Interest and Accrued Loss                (431)       912
Contingency
  Net Decrease(Increase) in Mortgage Loans            -          -
Held for Resale
Net Cash Provided by (Used in) Operating            883      1,180
Activities
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale             -          -
Securities
 Purchases of Available-for-Sale Securities           -          -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                -          -
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                            3,000      3,500
 Purchases of Held-to-Maturity Investment        (2,918)    (3,022)
Securities
 Proceeds from Sale of Property and Equipment         0          0
 Purchases of Property and Equipment                 (8)      (255)
 Proceeds from Sale of Other Real Estate              -          -
 Purchases of Other Real Estate                     (31)       (63)
 Net (Increase)Decrease in Loans                  3,762      3,742
Net Cash Provided by (Used in) Investing          3,805      3,902
Activities
FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                   1,617      1,090
 Proceeds from Issuance of Long-Term Debt             -          -
 Retirement of Stock                                  -          -
 Principal Payments on Long Term Debt                (2)        (1)
Net Cash Provided by (Used in) Financing          1,615      1,089
Activities

Net Increase (Decrease) in Cash and Cash          6,302      6,169
Equivalents
Cash and Cash Equivalents - Beginning of Year    33,489     33,643
Cash and Cash Equivalents - End of Period       $39,791    $39,812

See accompanying notes to Financial Statements

                           BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 2000

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  RESTATEMENT OF PRIOR PERIOD

     During 1999, the Banks' regulators advised that the Company incorrectly applied the full accrual method of accounting for the sale of Other Real Estate in 1998. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the change to the cost recovery method. The Company amended Form 10-K for December 31, 1998 on February 25, 2000 and Form 10-Q for March 31, 1999 was amended on April 25, 2000.

Note 3.  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 at March 31, 2000 and March 31, 1999 respectively.

Note 4.  CONTINGENCIES

     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending March 31, 2000, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has counter sued and is presently appealing the judgment. The appeal has been pending since June 1998. In March 2000, a decision was rendered in favor of the Bank and accordingly, the $150,000 was reversed and is reflected in operations. Outside counsel has filed a motion with the Bankruptcy Court requesting that the $243,000 deposit for bond together with interest is ordered returned to the Bank.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.

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

The estimated fair values of the Bank's financial instruments are as follows:


                                                     MARCH 31, 2000
                                              Carrying           Fair
(Amounts in thousands)                        Amount             Value
Financial Assets:
Cash and Short-Term Investments                 $39,792            $39,792
Investment Securities                             3,300              3,297
Loans                                            55,099             54,741
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $96,391            $96,030

Financial Liabilities:
Deposits                                        $92,173            $92,222


Unrecognized Financial Instruments:
Commitments to Extend Credit                     $2,267             $2,267
Commercial Lines of Credit                          104                104
Credit Card Arrangements                         54,564             54,564
                                                $56,935            $56,935


SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

                                       For Three Months Ended
(Amounts in thousands, except       March 31,   Dec. 31,    March 31,
  per share data)                      2000        1999         1999
Interest Income                       $2,306      $2,170      $2,340
Interest Expense                         404         424         470
Net Interest Income                    1,902       1,746       1,870
Provision for (Recovery of) Loan        (80)       (815)          98
Losses
Net Interest Income after              1,982       2,561       1,772
Provision
Other Income:
Other Income                             503         543         534
Securities Gains                           -           -           -
Other Income                             503         543         534
Other Expense                          2,062       2,348       2,407
Income before Taxes                      423         756       (101)
Income Tax Expense (Benefit)             146          46           -
Net Income (Loss)                       $277        $710      ($101)

Income per Common Share                $1.55       $3.97     ($0.56)
Average Common Shares                    179         179         179
Outstanding

Selected Quarter-End Balances
Loans                                $55,099     $58,781     $57,019
Deposits                              92,173      90,556      95,673
Long-Term Debt                         2,231       2,233       2,271
Shareholders' Equity                   5,606       5,329       5,085
Total Assets                         101,571     100,109     105,101

Selected Average Balances
Loans                                $56,933     $57,951     $58,593
Deposits                              89,036      90,356      92,366
Long-Term Debt                         2,231       2,233       2,271
Shareholders' Equity                   5,647       6,973       5,965
Total Assets                          98,769     105,856     102,249

Selected Ratios
Return on Average Assets               0.28%       0.67%      -0.10%
Return on Average Equity               4.91%      10.18%      -1.64%
Tier 1 Risk-Based Capital             12.08%      10.50%      10.73%
Risk-Based Capital                    13.35%      11.77%      12.00%
Tier 1 Leverage                        7.44%       6.80%       6.70%

                           BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 2000


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank). This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $88,820,000 in the first quarter of 2000, a $3,665,000 decrease from the first quarter of 1999 average of $92,485,000. Compared to the first quarter of 1999, average loans decreased $1,660,000 (2.83%) investment securities decreased $1,641,000 (32.95%) and federal funds sold decreased $364,000 (1.26%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $1,920,000 (3.37%)over the first quarter of 1999. This decrease is mainly attributable to the decline in the credit card portfolio. Visa / MasterCard loans decreased $3,360,000 (16.57%) and Proprietary loans decreased $712,000 (27.47%) due to the loss of several proprietary accounts, offset by an increase in real estate loans of $3,229,000 (12.29%).

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                       March 31, 2000      Dec. 31, 1999     March 31, 1999
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,              3,921    7.12%    1,831     3.11%    4,834    8.48%
Financial, &
Agricultural
Real Estate Mortgage    29,505   53.55%   30,684    52.20%   26,276   46.08%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
for Resale
Personal Loans           2,754    5.00%    5,125     8.72%    2,904    5.09%
Credit Cards-Visa,      16,918   30.70%   18,585    31.62%   20,278   35.56%
Mastercard
Credit Cards-            1,880    3.41%    2,428     4.13%    2,592    4.55%
Proprietary
Overdrafts                 121    0.22%      128     0.22%      135    0.24%
  Loans                $55,099  100.00%  $58,781   100.00%  $57,019  100.00%


     Securities Held to Maturity. Average securities held to maturity decreased $1,361,000 (31.40%) from the first quarter of 1999. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale increased $280,000 (43.28%) from the first quarter of 1999. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold decreased $364,000 (1.26%) down from the first quarter of 1999.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $1,306,000 at March 31, 2000 as compared to $2,217,000 at March 31, 1999. Other real estate totaled $1,305,000 at March 31, 2000 as compared to $1,415,000 at March 31, 1999.

Table 2. NONPERFORMING ASSETS

(Amounts in                    03/31/00 12/31/99  09/30/99 06/30/99 03/31/99
Thousands)
Nonaccrual Loans                      1       40        35      835      802
Restructured Loans                    -        -         -        -        -
Other Real Estate Owned           1,305    1,274     1,337    1,340    1,415
  Total Nonperforming Assets     $1,306   $1,314    $1,372   $2,175   $2,217
Loans Past Due 90 days or More      434      528       605      539      821
Ratio of Past Due Loans to        0.79%    0.90%     1.05%    0.95%    1.44%
Loans
Ratio of Nonperforming Assets to Loans
 and Other Real Estate Owned      2.32%    2.19%     2.33%    3.74%    3.79%

IMPAIRED LOANS

     As of March 31, 2000, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 63.26% to $3,487,000 at March 31, 2000 from $2,136,000 at March 31, 1999. The increase is primarily due to one loan in the amount of $1,169,000 that has been rated as substandard by the FDIC due to the size of the loan. This loan has been current since inception.

      Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the first quarter of 2000 and 1999. The allowance for loan losses as a percentage of loans increased from 3.16% at March 31, 1999 to 3.27% at March 31, 2000. The net charge-off (recoveries) as a percentage of average loans decreased from .17% at March 31, 1999 to -.14% at March 31, 2000. The net recoveries of $80 as of March 31, 2000 is due to the recovery of $202,000 from the settlement of a lawsuit against a proprietor.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3. ALLOWANCE FOR LOAN LOSSES

                                             For The Three Months Ended
                                               March 31,   March 31,
(Amounts in Thousands)                          2000         1999
Balance at Beginning of Period                    $1,800      $1,800
Loans Charged Off                                  (290)       (296)
Recoveries                                           370         198
Net (Charge Offs) Recoveries                          80        (98)
Provision for (Recovery of) Loan Losses             (80)          98
Balance at End of Period                          $1,800      $1,800
Allowance for Loan Losses as a
  Percentage of Loans                              3.27%       3.16%
Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                                -0.14%       0.17%


FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $89,036,000 in the first quarter of 2000, a decrease of $3,330,000 (3.61%) from $92,366,000 in the first quarter of 1999. Average core deposits were $87,288,000 for the first quarter of 2000 down from $90,704,000 in the first quarter of 1999. Table 4 presents the composition of average deposits for the three quarters ending March 31, 2000, December 31, 1999 and March 31, 1999.


TABLE 4. DEPOSIT COMPOSITION

                               For The Three Months Ended
                      March 31,         Dec. 31,           March 31,
                        2000              1999               1999
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
thousands)
Demand, Noninterest-   $34,271   38.49%  $34,040    37.67%  $35,543   38.48%
Bearing
NOW Accounts            13,479   15.14%   13,837    15.31%   12,905   13.97%
Money Market Deposit     5,200    5.84%    5,340     5.91%    5,815    6.30%
Accounts
Savings Accounts        25,745   28.92%   25,955    28.73%   26,990   29.22%
Other Time Deposits      8,593    9.65%    9,404    10.41%    9,451   10.23%
Total Core Deposits     87,288   98.04%   88,576    98.03%   90,704   98.20%
Certificates of Deposit of
   $100,000 or more      1,748    1.96%    1,780     1.97%    1,662    1.80%
Total Deposits         $89,036  100.00%  $90,356   100.00%  $92,366  100.00%

BORROWINGS

     The Company's long-term debt is comprised primarily of debentures which are secured by 39.72 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $1,000,000 with a correspondent bank. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the first quarter of 2000 increased $32,000 over the same period last year. The net interest income margin increased to 2.14% for the first quarter of 2000 from 2.02% for the first quarter of 1999.

     The Company's average balances, interest income and expense and rates earned or paid for major categories are set forth in the following tables:


DISTRIBUTION OF ASSSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
      INTEREST, RATE AND NEW YIELDS

                             FIRST QUARTER 2000      FIRST QUARTER 1999
                             Average                 Average
(Amounts in thousands)       Balance  Interest Rate  Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income(1)(2)
  Taxable                      56,933   1,865 3.28%    58,593  1,938 3.31%
  Tax-exempt                        -                       -
Investment securities
  Taxable                       3,340      38 1.14%     4,981     62 1.24%
  Tax-exempt                        -                       -
Interest-bearing deposits           -       -               -      -
Federal funds sold             28,547     403 1.41%    28,911    340 1.18%
  Total Interest-Earning       88,820   2,306 2.60%    92,485  2,340 2.53%
Assets
Cash and due from banks         5,749                   6,075
Allowance for loan Losses     (1,809)                 (1,802)
Premises and equipment          2,490                   2,602
Other Real Estate               1,282                   1,380
Other assets                    2,237                   1,509
  TOTAL ASSETS                $98,769                $102,249
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,679      62 0.33%    18,720     91 0.49%
 Savings deposits              25,745     185 0.72%    26,990    201 0.74%
 Time deposits                 10,341     106 1.03%    11,113    126 1.13%
  Total Interest-Bearing       54,765     353 0.65%    56,823    418 0.74%
Deposits
Federal Funds Purchased
Securities sold under agreements to
repurchase
Other Short-Term borrowings         -                       -
Long-Term debt                  2,231      51 2.28%     2,271     52 2.29%
  Total Int-Bearing            56,996     404 0.71%    59,094    470 0.80%
Liabilities
Noninterest-bearing            34,271                  35,543
deposits
Other liabilities               1,855                   1,647
Shareholders' equity            5,647                   5,965
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $98,769                $102,249
Net Interest Income                     1,902                  1,870
Net Interest Spread                           1.89%                  1.73%
Net Interest Margin                           2.14%                  2.02%
(1) Fee income relating to loans of $167,000 at March 31, 2000, and
$139,000 at March 31, 1999 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.



ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

          March, 2000 Compared to March, 1999
                                Variance Attributed to (1)
                                                    Net
(Amounts in thousands)          Volume    Rate      Change
Net Loans:
 Taxable                          (1,660)    -0.03%      (73)
 Tax-exempt(2)                         -     0.00%        -
Investment Securities                  -     0.00%        -
 Taxable                          (1,641)    -0.11%      (24)
 Tax-exempt(2)                         -     0.00%        -
Interest-bearing deposits              -     0.00%        -
Federal funds sold                  (364)     0.24%       63
  Total Interest-Earning Assets   (3,665)     0.07%      (34)
Deposits:
 Demand Deposits                     (41)    -0.15%      (29)
 Savings deposits                 (1,245)    -0.03%      (16)
 Time deposits                      (772)    -0.11%      (20)
  Total interest-bearing          (2,058)    -0.09%      (65)
deposits
Federal Funds Purchased                -     0.00%        -
Securities sold under                  -     0.00%        -
agreements to repurchase
Other Short-Term borrowings            -     0.00%        -
Long-Term debt                       (40)    -0.01%       (1)
  Total Interest-Bearing        ($2,098)    -0.09%    ($66)
Liabilities
(1) The change in interest due to both rate and volume has
been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of
34%.

OTHER INCOME

      An important source of the Company's revenue is derived from other income.
      Other income for the first quarter of 2000 decreased $31,000 or 5.81% from the same period last year. Table 5 presents other income for the three months ended March 31, 2000 and 1999.

TABLE 5. OTHER INCOME

                                 For The Three Months Ended
                                   March 31,   March 31,    Increase
(Amounts in thousands)              2000        1999      (Decrease)
Service Charges                         $126        $135         (9)
NSF Charges                              139         146         (7)
Gain on Sale of Securities                 -           -           -
Cardholder & Other Credit Card           111         107           4
Income
Membership Fees                           41          48         (7)
Other Comm & Fees                         23          23           0
ORE Income                                 1           2         (1)
Gain on Sale of ORE                        -           -           -
Other Income                              62          73        (11)
   Total Other Income                   $503        $534        (31)


OTHER EXPENSE

     The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating associated with the day-to-day operations of the Company.
     Other expense for the first quarter of 2000 decreased $345,000 or 14.33% from the same period last year. Table 6 presents the activity for the three months ended March 31, 2000 and 1999. The decrease from the same period last year is mainly due to the reversal of the loss on litigation in the amount of $150,000 due to a decision rendered in favor of the Bank and the reduction of legal fees by $147,000 due mainly to the settlement of another suit in 1999 thereby reducing the Bank's legal fees.

TABLE 6. OTHER EXPENSE

                                 For The Three Months Ended
                                   March 31,   March 31,    Increase
(Amounts in thousands)              2000        1999      (Decrease)
Salaries & Benefits                   $1,036        $995          41
Loss on Litigation                     (150)           -       (150)
Occupancy Expense                        488         485           3
Advertising Expense                       27          35         (8)
Communications                            48          46           2
Postage                                   67          80        (13)
Loan & Credit Card Expense               235         253        (18)
Professional Fees                         62          85        (23)
Legal Fees                                32         179       (147)
Insurance & Assessments                   25          29         (4)
Stationery, Forms & Supply                57          82        (25)
ORE Expenses                              26          33         (7)
Other Operating Expense                  109         105           4
   Total Other Expense                $2,062      $2,407       (345)

INCOME TAXES

     The Company recorded a provision for income taxes of $146,000 for the first quarter of 2000 and $0 for 1999. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for banks.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                                March   Dec. 31, Sept. 30, June 30,  March
                                 31,                                  31,
                                 2000     1999      1999     1999     1999
Risk-Based Capital
Tier 1 Risk Based Capital        12.08%   10.50%    11.42%   11.41%   10.73%
Ratio
Risk Based Capital Ratio         13.35%   11.77%    12.69%   12.68%   12.00%
Tier 1 Leverage Ratio             7.44%    6.80%     7.03%    6.96%    6.70%

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 45.23% at March 31, 2000, 39.21% at December 31, 1999, and 44.83% at March
31, 1999.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.


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



                                        BOL BANCSHARES, INC.
                                        (Registrant)



                                        /s/Peggy L. Schaefer
May 2, 2000                             Peggy L. Schaefer
Date                                    Treasurer