Form 10-Q/A
period 1999-06-30
BOL BANCSHARES INC
filed 2000-05-03
CIK 832818

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

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)


                                                June 30   Dec. 31,    June 30
(Amounts in Thousands)                             1999       1998       1998
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           7,460      6,693      7,790
 Interest Bearing Balances                            -          -          -
Investment Securities
 Securities Held to Maturity (Fair Values at
6/30/99, 12/31/98, & 6/30/98 respectively         4,014      4,498      8,491
were
$4,008,000, $4,514,000, and $8,513,000)
 Securities Available for Sale                      350        291         90
Federal Funds Sold                               32,355     26,950     19,000
Loans, net of Unearned Discount                  56,529     61,542     59,509
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           2,778      2,506      2,596
Other Real Estate                                 1,340      1,357      1,473
Deferred Taxes                                      434        454        618
Letters of Credit                                    76         84        114
Other Assets                                      1,168      1,311      1,939
     TOTAL ASSETS                              $104,704   $103,886    $99,820

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.



                                         June 30   Dec. 31,  June 30
(Amounts in Thousands)                     1999     1998     1998
LIABILITIES
Deposits:
 Non-Interest Bearing                       35,132    36,826    33,936
 Interest Bearing                           60,748    57,757    56,817
     TOTAL DEPOSITS                         95,880    94,583    90,753
Notes Payable                                2,246     2,272     2,281
Letters of Credit Outstanding                   76        84       114
Accrued Litigation Settlement                  200       200       150
Accrued Interest                               483       526       531
Other Liabilities                            1,137     1,035       552
     TOTAL LIABILITIES                     100,022    98,700    94,381
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  6/30/99, 12/31/98, and 6/30/98             2,303     2,303     2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  6/30/99, 12/31/98, and 6/30/98               179       179       179
Accumulated Other Comprehensive Income         171       133         -
Capital in Excess of Par - Retired Stock        15        15        15
Undivided Profits                            2,556     2,784     2,783
Current Earnings                              (542)     (228)      159
     TOTAL STOCKHOLDERS' EQUITY              4,682     5,186     5,439
TOTAL LIABILITIES AND STOCKHOLDERS'        104,704  $103,886   $99,820
EQUITY

See accompanying notes to Financial Statements

                                          BOL BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME                               (Unaudited)

                                         Three      Six months ended
                                        months
                                         ended
                                       June 30      June 30
(Amounts in Thousands)                  1999    1998     1999      1998
INTEREST INCOME
Interest and Fees on Loans               1,885   2,058     3,823   4,073
Interest on Time Deposits                    -       -         -       -
Interest on Securities Held to              51     136       111     276
Maturity
Interest & Dividends on Securities           -       -         2       6
Available for Sale
Interest on Federal Funds Sold             384     295       724     570
Other Interest Income                        -       -         -       -
Total Interest Income                    2,320   2,489     4,660   4,925
INTEREST EXPENSE
Interest on Deposits                       431     450       848     908
Interest on Federal Funds Purchased          -       -         -       -
Other Interest Expense                      10      10        20      20
Interest Expense on Notes Payable            2       2         5       5
Interest Expense on Debentures              40      41        80      80
Total Interest Expense                     483     503       953   1,013
NET INTEREST INCOME                      1,837   1,986     3,707   3,912
Provision for Loan Losses                  327     189       425     489
  NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,510   1,797     3,282   3,423
OTHER INCOME
Service Charges on Deposit Accounts        295     313       576     644
Cardholder & Other Credit Card Income      174     175       329     324
ORE Income                                  12       4        15       7
Other Operating Income                      49      59       144     151
Gain on Sale of Securities                   -       -         -       -
Total Other Income                         530     551     1,064   1,126
OTHER EXPENSE
Salaries and Employee Benefits             998     940     1,993   1,767
Occupancy Expense                          506     467       992     947
Loan & Credit Card Expense                 277     257       530     487
ORE Expense                                 22      39        55      80
Other Operating Expense                    678     565     1,318   1,109
Total Other Expenses                     2,481   2,268     4,888   4,390

Income Before Tax Provision               (441)     80      (542)     159

Provision (Benefit) For Income Taxes         -       -         -       -

NET INCOME                                (441)     80      (542)     159

Earnings Per Share of Common Stock      ($2.46)   $0.45   ($3.03)   $0.89

See accompanying notes to Financial Statements

      BOL BANCSHARES, INC.
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  June 30          June 30
(Amounts in thousands)             1999             1998
NET INCOME (LOSS)                   (542)              159

 OTHER COMPREHENSIVE INCOME, NET
                          OF TAX
Unrealized Holding Gains
(Losses) on
Investment Securities Available-       38                1
for-
Sale, Arising During the Period

Less:  Reclassification
Adjustment for
Gains Included in Net Income

OTHER COMPREHENSIVE INCOME

COMPREHENSIVE INCOME (LOSS)        ($504)            $160

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
1998

Other Comprehensive
Income, net of
  applicable deferred
  income taxes                                38                        38

Net Income (Loss)                                            (542)   (542)

Balance - June 30,      2,303     179        171        15   2,014  $4,682
1999

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

                           Three                       Six Months Ended
                           Months Ended
(Amounts in Thousands,     June 30 March 31,  June 30   June 30   June 30
Except
  Per Share Data)             1999      1999     1998      1999      1998
Interest Income              2,320    $2,340   $2,489     4,660    $4,925
Interest Expense               483       470      503       953     1,013
Net Interest Income          1,837     1,870    1,986     3,707     3,912
Provision for Loan             327        98      189       425       489
Losses
Net Interest Income          1,510     1,772    1,797     3,282     3,423
after Provision
Noninterest Income:
Noninterest Income             530       534      551     1,064     1,126
Securities Gains                 -         -        -         -         -
Noninterest Income             530       534      551     1,064     1,126
Noninterest Expense          2,481     2,407    2,268     4,888     4,390
Income before Taxes          (441)     (101)       80     (542)       159
Income Tax Expense               -         -        -         -         -
(Benefit)
Net Income (Loss)           ($441)     ($101)     $80    ($542)      $159

Income per Common Share    ($2.46)   ($0.56)    $0.45   ($3.03)     $0.89
Average Common Shares          179       179      179       179       179
Outstanding

 Selected Quarter-End Balances
Loans                      $56,529   $57,019  $59,509
Deposits                    95,880    95,673   90,753
Long-Term Debt               2,246     2,271    2,281
Stockholders' Equity         4,682     5,085    5,439
Total Assets               104,704   105,101   99,820

  Selected Average Balances
Loans                      $56,855   $58,592  $58,392   $57,719   $58,475
Deposits                    94,694    92,366   91,070    93,830    91,175
Long-Term Debt               2,255     2,271    2,281     2,263     2,282
Stockholders' Equity         5,531     5,965    5,379     5,739     5,161
Total Assets               103,591   102,249  100,007   102,916    99,957

Selected Ratios
Return on Average Assets    -0.41%    -0.10%    0.08%    -0.51%     0.16%
Return on Average Equity    -7.69%    -1.64%    1.49%    -9.12%     3.08%
Tier 1 Risk-Based           10.22%    10.73%   11.18%
Capital
Risk-Based Capital          11.49%    12.00%   12.46%
Tier 1 Leverage              6.23%     6.70%    7.06%

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                      June 30,  March 31, 1999      June 30, 1998
                        1999
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,              4,073    7.18%    4,834     8.45%    5,332    8.96%
Financial, &
Agricultural
Real Estate Mortgage    27,486   48.83%   26,276    46.29%   24,892   41.83%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
for Resale
Personal Loans           3,179    5.60%    2,904     5.07%    3,316    5.57%
Credit Cards-Visa,      19,331   34.06%   20,278    35.43%   22,403   37.65%
MasterCard
Credit Cards-            2,363    4.16%    2,592     4.53%    3,436    5.77%
Proprietary
Overdrafts                  97    0.17%      135     0.24%      130    0.22%
  Loans                $56,529  100.00%  $57,019   100.00%  $59,509  100.00%

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                               June 30,   March   Dec. 31, Sept. 30,June 30,
                                           31,
                                 1999     1999      1998     1998     1998
Risk-Based Capital
Tier 1 Risk Based                10.22%   10.73%    10.27%   11.02%   11.18%
Capital Ratio
Risk Based Capital               11.49%   12.00%    11.54%   12.29%   12.46%
Ratio
Tier 1 Leverage Ratio             6.23%    6.70%     6.89%    7.21%    7.06%