Form 10-Q/A
period 1999-09-30
BOL BANCSHARES INC
filed 2000-05-04
CIK 832818

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

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)

                                               Sept 30   Dec. 31,    Sept 30
(Amounts in Thousands)                           1999      1998       1998
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash          $7,546     $6,693     $7,119
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
9/30/99, 12/31/98, & 9/30/98 respectively         3,009      4,498      4,996
were $3,004,000, $4,514,000, and $5,019,000)
 Securities Available for Sale                      374        291         90
Federal Funds Sold                               29,926     26,950     18,725
Loans, net of Unearned Discount                  57,249     61,542     59,243
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           2,674      2,506      2,549
Other Real Estate                                 1,337      1,357      1,357
Deferred Taxes                                      426        454       618
Letters of Credit                                    76         84         84
Other Assets                                        965      1,311      2,298
     TOTAL ASSETS                              $101,782   $103,886    $95,279

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

                                                Sept 30   Dec. 31,    Sept 30
(Amounts in Thousands)                             1999       1998       1998
LIABILITIES
Deposits:
 Non-Interest Bearing                           $34,459    $36,826    $32,383
 Interest Bearing                                58,795     57,757     54,097
     TOTAL DEPOSITS                              93,254     94,583     86,480
Notes Payable                                     2,234      2,272      2,274
Letters of Credit Outstanding                        76         84         84
Accrued Litigation Settlement                       150        200        150
Accrued Interest                                    463        526        492
Other Liabilities                                 1,021      1,035        428
     TOTAL LIABILITIES                           97,198     98,700     89,908
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  9/30/99, 12/31/98, and 9/30/98                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  9/30/99, 12/31/98, and 9/30/98                    179        179        179
Accumulated Other Comprehensive Income              188        133          -
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,556      2,784      2,783
Current Earnings                                   (657)      (228)        91
     TOTAL STOCKHOLDERS' EQUITY                   4,584      5,186      5,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $101,782   $103,886    $95,279

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                                 Three months ended      Nine months ended
                                           Sept 30         Sept 30
(Amounts in Thousands)                  1999    1998      1999      1998
INTEREST INCOME
Interest and Fees on Loans              $2,014  $2,091    $5,837  $6,212
Interest on Time Deposits                    -       -         -       -
Interest on Securities Held to              44     105       155     381
Maturity
Interest & Dividends on Securities           -       -         2       6
Available for Sale
Interest on Federal Funds Sold             419     275     1,143     846
Other Interest Income                        -       -         -       -
Total Interest Income                    2,477   2,471     7,137   7,445
INTEREST EXPENSE
Interest on Deposits                       418     437     1,266   1,345
Interest on Federal Funds Purchased          -       -         -       -
Other Interest Expense                      10      12        31      33
Interest Expense on Notes Payable            2       3         7       8
Interest Expense on Debentures              39      41       118     119
Total Interest Expense                     469     493     1,422   1,505
NET INTEREST INCOME                      2,008   1,978     5,715   5,940
Provision for Loan Losses                  237     308       662     798
  NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,771   1,670     5,053   5,142
OTHER INCOME
Service Charges on Deposit Accounts        308     319       886     963
Cardholder & Other Credit Card Income      168     174       497     498
ORE Income                                   4      22        19      30
Other Operating Income                      48      54       190     204
Gain on Sale of Securities                   -       -         -       -
Total Other Income                         528     569     1,592   1,695
OTHER EXPENSE
Salaries and Employee Benefits             959     941     2,952   2,708
Occupancy Expense                          481     466     1,473   1,413
Loan & Credit Card Expense                 231     241       761     728
ORE Expense                                  2      43        57     123
Other Operating Expense                    741     616     2,059   1,774
Total Other Expenses                     2,414   2,307     7,302   6,746

Income Before Tax Provision               (115)   (68)     (657)      91

Provision (Benefit) For Income Taxes         -       -         -       -

NET INCOME                               ($115)   ($68)    ($657)     $91

Earnings Per Share of Common Stock     ($0.64) ($0.38)   ($3.67)   $0.51

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                              Sept 30      Sept 30
(Amounts in thousands)                         1999           1998
NET INCOME (LOSS)                                (657)           91

      OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
   Investment Securities Available-for-Sale,
Arising During the Period                           55            1

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME

COMPREHENSIVE INCOME (LOSS)                     ($602)          $92

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
1998

Other Comprehensive
Income, net of
  applicable deferred
  income taxes                                55                        55

Net Income (Loss)                                            (657)   (657)

Balance - Sept 30,      2,303     179        188        15   1,899  $4,584
1999

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

                           Three              Nine Months Ended
                           Months
                           Ended
(Amounts in Thousands,     Sept 30   June 30  Sept 30   Sept 30   Sept 30
Except Per Share Data)       1999      1999     1998      1999      1998
Interest Income             $2,477    $2,320   $2,471    $7,137    $7,445
Interest Expense               469       483      493     1,422     1,505
Net Interest Income          2,008     1,837    1,978     5,715     5,940
Provision for Loan             237       327      308       662       798
Losses
Net Interest Income          1,771     1,510    1,670     5,053     5,142
after Provision
Noninterest Income:
Noninterest Income             528       530      569     1,592     1,695
Securities Gains                 -         -        -         -         -
Noninterest Income             528       530      569     1,592     1,695
Noninterest Expense          2,414     2,481    2,307     7,302     6,746
Income before Taxes          (115)      (441)     (68)     (657)       91
Income Tax Expense               -         -        -         -         -
(Benefit)
Net Income (Loss)           ($115)     ($441)    ($68)    ($657)      $91

Income per Common Share    ($0.64)   ($2.38)  ($0.38)   ($3.67)     $0.51
Average Common Shares          179       179      179       179       179
Outstanding

Selected Quarter-End Balances
Loans                      $57,249   $56,529  $59,243
Deposits                    93,254    95,880   86,480
Long-Term Debt               2,234     2,246    2,274
Stockholders' Equity         4,584     4,682    5,371
Total Assets               101,782   104,704   95,279

Selected Average Balances
Loans                      $56,128   $56,855  $59,732   $55,988   $58,899
Deposits                    93,341    94,694   88,042    93,664    90,101
Long-Term Debt               2,235     2,255    2,277     2,254     2,282
Stockholders' Equity         5,389     5,531    5,378     5,623     5,161
Total Assets               102,146   103,591   96,968   102,657    98,907

Selected Ratios
Return on Average Assets    -0.09%    -0.41%   -0.07%    -0.60%     0.09%
Return on Average Equity    -1.70%    -7.68%   -1.26%   -10.94%     1.76%
Tier 1 Risk-Based           10.19%    10.22%   11.02%
Capital
Risk-Based Capital          11.46%    11.48%   12.29%
Tier 1 Leverage              6.27%     6.23%    7.21%

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                      Sept 30, 1999   June 30, 1999      Sept 30, 1998
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,             $4,763    8.28%   $4,073     7.18%   $4,609    7.78%
Financial, &
Agricultural
Real Estate Mortgage    28,494   49.99%   27,486    48.83%   26,367   44.51%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
for Resale
Personal Loans           3,293    5.73%    3,179     5.60%    3,144    5.31%
Credit Cards-Visa,      18,713   32.54%   19,331    34.06%   21,518   36.32%
MasterCard
Credit Cards-            1,837    3.19%    2,363     4.16%    3,432    5.79%
Proprietary
Overdrafts                 149    0.26%       97     0.17%      173    0.29%
  Loans                $57,249  100.00%  $56,529   100.00%  $59,243  100.00%


TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                             Sept 30, June 30, March 31, Dec. 31,  Sept. 30,
                                 1999     1999      1999     1998     1998
Risk-Based Capital
Tier 1 Risk Based                10.19%   10.22%    10.73%   10.27%   11.02%
Capital Ratio
Risk Based Capital               11.46%   11.49%    12.00%   11.54%   12.29%
Ratio
Tier 1 Leverage Ratio             6.27%    6.23%     6.70%    6.89%    7.21%