Form 10-Q
period 2000-06-30
BOL BANCSHARES INC
filed 2000-08-11
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               June 30, 2000


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

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000.


     Common Stock, $1 Par Value - 179,145 shares.

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

Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)



                                               June 30   Dec. 31,    June 30
(Amounts in Thousands)                           2000      1999       1999
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash          $7,256     $8,704     $7,460
 Interest Bearing Balances                            -                     -
Investment Securities
Securities Held to Maturity (Fair Values at
 6/30/00, 12/31/99, & 6/30/99 respectively        2,975      3,004      4,014
were
  $2,975,000, $3,000,000, and $4,008,000)
 Securities Available for Sale                      338        367        350
Federal Funds Sold                               30,690     24,785     32,355
Loans, net of Unearned Discount                  55,418     58,781     56,529
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold
Improvements
 (Net of Depreciation and Amortization)           2,301      2,540      2,778
Other Real Estate                                 1,105      1,274      1,340
Deferred Taxes                                      296        382        434
Letters of Credit                                    89        104         76
Other Assets                                      1,128      1,968      1,168
     TOTAL ASSETS                               $99,796   $100,109   $104,704

See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CONDITION (Continued)



                                              June 30    Dec. 31,   June 30
(Amounts in Thousands)                           2000      1999       1999
LIABILITIES
Deposits:
 Non-Interest Bearing                           $35,910    $35,306    $35,132
 Interest Bearing                                54,322     55,250     60,748
     TOTAL DEPOSITS                             $90,232     90,556     95,880
Notes Payable                                     2,229      2,233      2,246
Letters of Credit Outstanding                        89        104         76
Accrued Litigation Settlement                         -        150        200
Accrued Interest                                    497        486        483
Other Liabilities                                 1,086      1,251      1,137
     TOTAL LIABILITIES                           94,133     94,780    100,022
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  6/30/00, 12/31/99, and 6/30/99                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  6/30/00, 12/31/99, and 6/30/99                    179        179        179
Accumulated Other Comprehensive Income              214        183        171
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,649      2,555      2,556
Current Earnings                                    303         94      (542)
     TOTAL STOCKHOLDERS' EQUITY                   5,663      5,329      4,682
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $99,796   $100,109   $104,704

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                                      Three months ended  Six months ended
                                            June 30           June 30
(Amounts in Thousands)                  2000     1999      2000     1999
INTEREST INCOME
Interest and Fees on Loans              $1,816    $1,885   $3,682   $3,823
Interest on Time Deposits                    -         -        -        -
Interest on Securities Held to              42        51       80      111
Maturity
Interest & Dividends on Securities           -         -        -        2
Available for Sale
Interest on Federal Funds Sold             491       384      894      724
Other Interest Income                        -         -        -        -
Total Interest Income                    2,349     2,320   $4,656    4,660
INTEREST EXPENSE
Interest on Deposits                       351       431      705      848
Interest on Federal Funds Purchased          -         -        -        -
Other Interest Expense                      10        10       20       20
Interest Expense on Notes Payable            2         2        5        5
Interest Expense on Debentures              39        40       78       80
Total Interest Expense                     402       483      808      953
NET INTEREST INCOME                      1,947     1,837    3,848    3,707
Provision for Loan Losses                  108       327       28      425
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,839     1,510    3,820    3,282
NONINTEREST INCOME
Service Charges on Deposit Accounts        270       295      536      576
Cardholder & Other Credit Card Income      164       174      316      329
ORE Income                                   3        12        4       15
Other Operating Income                      37        49      122      144
Gain on Sale of Securities                   -         -        -        -
Total Noninterest Income                   474       530      978    1,064
NONINTEREST EXPENSE
Salaries and Employee Benefits           1,117       998    2,154    1,993
Occupancy Expense                          415       506      903      992
Loan & Credit Card Expense                 223       277      459      530
ORE Expense                                 12        22       38       55
Other Operating Expense                    507       678      782    1,318
Total Noninterest Expense                2,274     2,481    4,336    4,888

Income Before Tax Provision                 39     (441)      462    (542)

Provision (Benefit) For Income Taxes        13         -      159        -

NET INCOME                                 $26    ($441)     $303   ($542)

Earnings Per Share of Common Stock       $0.14   ($2.46)    $1.69  ($3.03)

See accompanying notes to Financial Statements

                    BOL BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                         June 30 Dec. 31,    June 30
(Amounts in thousands)                    2000      1999     1999
NET INCOME (LOSS)                           $303       $94  ($542)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                     31        50      38

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME                    31        50      38

COMPREHENSIVE INCOME (LOSS)                 $334      $144  ($504)

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
1999

Other Comprehensive
Income, net of
applicable deferred income
taxes                                       31                          31

Net Income (Loss)                                            303       303

Balance - June 30,      2,303    179       214       15    2,952    $5,663
2000

                         BOL BANCSHARES, INC.
                        STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For The Six Months Ended June 30

(Amounts in Thousands)                                   2000       1999
OPERATING ACTIVITIES
Net Income (Loss)                                         303      (542)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                 28        425
 Depreciation and Amortization Expense                    271        254
 Amortization of Investment Security Premiums               4          7
 Accretion of Investment Security Discounts               (57)        (2)
 Decrease(Increase)in Deferred Income Taxes                87         20
 (Gain) Loss on Sale of Property and Equipment              -          -
 (Gain) Loss on Sale of Other Real Estate                  (2)       (10)
 Decrease(Increase) in Other Assets & Prepaid Taxes     1,081         89
 (Decrease)Increase in Other Liabilities, Accrued Interest,           98
and ccrued Loss Contingency                              (289)          -
 Net Decrease(Increase) in Mortgage Loans Held for          -          -
Resale
Net Cash Provided by (Used in) Operating Activities     1,426        339
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                   -          -
Securities
 Purchases of Available-for-Sale Securities                 -          -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                      -          -
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                  3,000      3,500
 Purchases of Held-to-Maturity Investment              (2,918)    (3,022)
Securities
 Proceeds from Sale of Property and Equipment               0          -
 Purchases of Property and Equipment                      (31)      (527)
 Proceeds from Sale of Other Real Estate                    3         85
 Purchases of Other Real Estate                           (31)       (63)
 Net Decrease (Increase) in Loans                       3,335      4,571
Net Cash Provided by (Used in) Investing Activities     3,358      4,544
FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing and
  Interest Bearing Deposits                              (324)      1,296
 Proceeds from Issuance of Long-Term Debt                   -          -
  Retirement of Stock                                       -          -
 Principal Payments on Long Term Debt                      (3)       (27)
Net Cash Provided by (Used in) Financing Activities      (327)      1,269

Net Increase (Decrease) in Cash and Cash                4,457      6,152
Equivalents
Cash and Cash Equivalents at Beginning of Year         33,489     33,643
Cash and Cash Equivalents at End of Period            $37,946    $39,795

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2000

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  RESTATEMENT OF PRIOR PERIOD

     During 1999, the Banks' regulators advised that the Company incorrectly applied the full accrual method of accounting for the sale of Other Real Estate in 1998. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the change to the cost recovery method. The Company amended Form 10-K for December 31, 1998 on February 25, 2000, Form 10-Q for March 31, 1999 was amended on April 25, 2000 and Form 10-Q for June 30, 1999 was amended on May 3, 2000.

Note 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The regular annual meeting of shareholders of BOL BANCHARES, INC., was held on April 11, 2000. All incumbent directors were re-elected. There were no other matters voted upon at the meeting.
     Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 130,140.

                                Number of Shares
         Nominee                 For  Against  Abstain
Gordon A. Burgess            129,921       94      125
James A. Comiskey            129,921       94      125
Lionel J. Favret             129,921       94      125
Gerry E. Hinton (Deceased    129,921       94      125
7/2/00)
Leland L. Landry             129,921       94      125
Douglas A. Schonacher        129,921       94      125
G. Harrison Scott            129,921       94      125
Edward J. Soniat             129,921       94      125

Note 4.  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 at June 30, 2000 and 1999 respectively.

Note 5.  CONTINGENCIES

     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending June 30, 2000, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

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

COMMITMENTS TO EXTEND CREDIT
     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.

The estimated fair values of the Bank's financial instruments are as follows:


                                                      June 30, 2000
                                              Carrying           Fair
(Amounts in Thousands)                        Amount             Value
Financial Assets:
Cash and Short-Term Investments                 $37,946            $37,946
Investment Securities                             3,313              3,313
Loans                                            55,418             54,861
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $94,877            $94,320

Financial Liabilities:
Deposits                                        $90,232            $90,272


Unrecognized Financial Instruments:
Commitments to Extend Credit                     $2,522             $2,522
Commercial Lines of Credit                           89                 89
Credit Card Arrangements                         56,099             56,099
                                                $58,710            $58,710

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA


                              Three Months Ended      Six Months Ended
(Amounts in Thousands,     June 30  March 31  June 30   June 30   June 30
 Except Per Share Data)       2000      2000     1999      2000      1999
Interest Income             $2,349    $2,306   $2,320    $4,656    $4,660
Interest Expense               402       404      483       808       953
Net Interest Income         $1,947     1,902    1,837     3,848     3,707
Provision for Loan             108      (80)      327        28       425
Losses
Net Interest Income          1,839     1,982    1,510     3,820     3,282
after Provision
Noninterest Income:
Noninterest Income             474       503      530       978     1,064
Securities Gains                 -         -        -         -         -
Noninterest Income             474       503      530       978     1,064
Noninterest Expense          2,274     2,062    2,481     4,336     4,888
Income before Taxes             39       423     (441)       462     (542)
Income Tax Expense              13       146        -       159         -
(Benefit)
Net Income (Loss)              $26      $277   ($441)      $303    ($542)

Income per Common Share      $0.14     $1.55  ($2.46)     $1.69   ($3.03)
Average Common Shares          179       179      179       179       179
Outstanding

Selected Quarter-End Balances
Loans                      $55,418   $55,099  $56,529
Deposits                    90,232    92,173   95,880
Long-Term Debt               2,229     2,231    2,246
Stockholders' Equity         5,663     5,606    4,682
Total Assets                99,796   101,571  104,704

Selected Average
Balances
Loans                      $55,512   $56,933  $56,855   $56,223   $57,719
Deposits                    89,841    89,036   94,694    89,439    93,830
Long-Term Debt               2,230     2,231    2,255     2,231     2,263
Stockholders' Equity         5,676     5,647    5,531     5,661     5,739
Total Assets                99,474    98,769  103,591    99,122   102,916

Selected Ratios
Return on Average Assets     0.03%     0.28%   -0.43%     0.31%    -0.53%
Return on Average Equity     0.45%     4.91%   -7.97%     5.35%    -9.44%
Tier 1 Risk-Based           12.24%    12.08%   10.22%
Capital
Risk-Based Capital          13.51%    13.35%   11.49%
Tier 1 Leverage              7.47%     7.44%    6.23%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 2000


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


SECOND QUARTER 2000 HIGHLIGHTS

     BOL BANCSHARES' second quarter 2000 results showed improvement in earnings over the second quarter of 1999 and the first six months of 1999.

     Net income for the second quarter of 2000 totaled $26,000 ($0.14 per share), up 105.90% compared to a net loss of $441,000 (-$2.46 per common share) for the second quarter of 1999. Net income for the first six months of 2000 totaled $303,000 ($1.69 per common share up 155.90% compared to a net loss of $542,000 (-$3.03 per common share for the first six months of 1999).

     Pre-tax, pre-provision earnings were $149,000, an increase from the second quarter 1999 loss of $114,000. Pre-tax, pre-provision earnings were $490,000, an increase from the first six months of 1999 loss of $117,000. The second quarter and first six months of 2000 included provisions for loan losses totaling $108,000 and $28,000, respectively, compared to $327,000 and $425,000 for the same period of 1999.

     Total assets declined $4,908,000 (4.69%) to $99,796,000 at June 30,
2000 compared to June 30, 1999. Shareholders' equity increased $981,000 (20.95%) to $5,663,000 at June 30, 2000 compared to June 30, 1999.

     Total loans declined $1,111,000 (1.97%) from June 30, 1999 to $55,419,000 at June 30, 2000. Real Estate Mortgage loans grew $2,561,000 (9.32%) to $30,047,000, while credit card loans declined $3,423,000 (15,78%) to $18,271,000.

     Deposits declined $5,648,000 (5.89%) to %90,232,000 at June 30, 2000 compared to June 30, 1999.

FINANCIAL CONDITION:

EARNING ASSETS

     Interest earning assets averaged $90,400,000 in the second quarter of 2000, a $3,460,000 decrease from the second quarter of 1999 average of $93,860,000. Compared to the second quarter of 1999, average loans decreased $1,343,000 (2.36%), average investment securities decreased $1,003,000 (23.28%), and average federal funds sold decreased $1,114,000 (3.41%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $1,111,000 (1.97%)over the second quarter of 1999.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                        June 30, 2000     March 31, 2000     June 30, 1999
(Amounts in              Loans        %    Loans         %    Loans        %
Thousands)
Commercial,             $3,722    6.72%   $3,921     7.12%   $4,073    7.21%
Financial, &
Agricultural
Real Estate Mortgage    30,047   54.22%   29,505    53.55%   27,486   48.62%
Mortgage Loan Held           -    0.00%        -     0.00%        -    0.00%
for Resale
Personal Loans           3,235    5.84%    2,754     5.00%    3,179    5.62%
Credit Cards-Visa,      16,542   29.85%   16,918    30.70%   19,331   34.20%
MasterCard
Credit Cards-            1,729    3.12%    1,880     3.41%    2,363    4.18%
Proprietary
Overdrafts                 143    0.26%      121     0.22%       97    0.17%
  Loans                $55,418  100.00%  $55,099   100.00%  $56,529  100.00%

     Securities Held to Maturity. Average securities held to maturity decreased $1,068,000 (26.59%) from the second quarter of 1999. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale increased $66,000 (22.68%) from the second quarter of 1999. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold decreased $1,114,000 (3.41%) down from the second quarter of 1999. This decrease is mainly due to the decrease in deposits.


ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans, which meet the criteria for nonaccrual status, are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets totaled $1,158,000 at June 30, 2000 as compared to $2,175,000 at June 30, 1999. Other real estate totaled $1,105,000 at June 30, 2000 as compared to $1,340,000 at June 30, 1999.

Table 2. NONPERFORMING ASSETS

(Amounts in                    06/30/00 03/31/00  12/31/99 09/30/99 06/30/99
Thousands)
Nonaccrual Loans                    $53       $1       $40      $35     $835
Restructured Loans                    -        -         -        -        -
Other Real Estate Owned           1,105    1,305     1,274    1,337    1,340
  Total Nonperforming Assets     $1,158   $1,306    $1,314   $1,372   $2,175
Loans Past Due 90 Days or More     $354     $434      $528     $605     $539
Ratio of Past Due Loans to        0.64%    0.79%     0.90%    1.05%    0.95%
Loans
Ratio of Nonperforming Assets to Loans
 and Other Real Estate Owned      2.05%    2.32%     2.19%    2.33%    3.74%


IMPAIRED LOANS

     As of June 30, 2000, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.


WATCH LIST

     The Bank's watch list includes loans, which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 8.57% to $3,230,000 at June 30, 2000 from $2,975,000 at June 30, 1999.

     Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.


ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and six month period ending June 30, 2000 and 1999. The allowance for loan losses as a percentage of loans increased from 3.17% at June 30, 1999 to 3.25% at June 30, 2000. The net charge-off (recoveries) as a percentage of average loans decreased from .74% at June 30, 1999 to .05% at June 30, 2000.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3 - RESERVE FOR LOAN LOSSES ACTIVITY
                                   Three Months Ended   Six Months Ended
                                    June 30,  June 30,  June 30,  June 30,
(Amounts in Thousands)                  2000     1999      2000      1999
Balance at Beginning of Period        $1,800   $1,800    $1,800    $1,800
Loans Charged Off                      (305)     (483)     (595)     (779)
Recoveries                               197      156       567       354
Net (Charge Offs) Recoveries           (108)     (327)      (28)     (425)
Provision for Loan                       108      327        28       425
Losses
Balance at End of Period              $1,800   $1,800    $1,800    $1,800
Allowance for Loan Losses as a
  Percentage of Loans                  3.25%    3.17%     3.25%     3.17%
Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                     0.20%    0.58%     0.05%     0.74%


FUNDING SOURCES:

DEPOSITS

     Deposits. Average deposits totaled $89,841,000 in the second quarter of 2000, a decrease of $4,853,000 (5.12%) from $94,694,000 in the second quarter of 1999. Average core deposits were $88,154,000 for the second quarter of 2000 down from $92,781,000 in the second quarter of 1999. Table 4 presents the composition of average deposits for the three quarters ending June 30, 2000, March 31, 2000, and June 30, 1999.

TABLE 4. DEPOSIT COMPOSITION

                               For The Three Months Ended
                      June 30            Mar 31,            June 30
                        2000              2000               1999
                      Average    % of    Average    % of    Average   % of
(Amounts in           Balances Deposits Balances  Deposits Balances Deposits
Thousands)
Demand, Noninterest-    35,206   39.19%  $34,271    38.49%  $35,477   37.46%
Bearing
NOW Accounts            13,197   14.69%   13,479    15.14%   13,508   14.26%
Money Market Deposit     5,097    5.67%    5,200     5.84%    6,539    6.91%
Accounts
Savings Accounts        26,121   29.07%   25,745    28.92%   27,224   28.75%
Other Time Deposits      8,533    9.50%    8,593     9.65%   10,033   10.60%
Total Core Deposits     88,154   98.12%   87,288    98.04%   92,781   97.98%
Certificates of Deposit of
   $100,000 or more      1,687    1.88%    1,748     1.96%    1,913    2.02%
Total Deposits         $89,841  100.00%  $89,036   100.00%  $94,694  100.00%

BORROWINGS

     The Company's long-term debt is comprised primarily of debentures, which are secured by 40.79 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $1,000,000 with a correspondent bank. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.


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


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax-exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the second quarter of 2000 increased $110,000 over the same period last year, and increased $141,000 from the first six months of 1999. The net interest margin increased to 2.15% for the second quarter of 2000 from 1.96% for the second quarter of 1999.

     The Company's average balances, interest income and expense and rates earned or paid for major categories are set forth in the following tables:

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
     INTEREST, RATE AND NEW YIELDS

                            SECOND QUARTER 2000      SECOND QUARTER 1999
                            Average                  Average
(Amounts in Thousands)      Balance   Interest Rate  Balance   Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                     $55,512   1,816  3.27%   $56,855  1,885  3.32%
  Tax-Exempt                        -                        -
Investment Securities
  Taxable                       3,306      42  1.28%     4,309     51  1.18%
  Tax-Exempt                        -                        -
Interest-Bearing Deposits           -                        -
Federal Funds Sold             31,582     491  1.55%    32,696    384  1.17%
  Total Interest-Earning       90,400   2,349  2.60%    93,860  2,320  2.47%
Assets
Cash and Due from Banks         5,580                    5,634
Allowance for Loan Losses     (1,810)                  (1,777)
Premises and Equipment          2,367                    2,751
Other Real Estate               1,224                    1,408
Other Assets                    1,713                    1,715
  TOTAL ASSETS                $99,474                 $103,591
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,294      61  0.33%    20,047     91  0.45%
 Savings Deposits              26,121     187  0.71%    27,224    206  0.76%
 Time Deposits                 10,220     103  1.01%    11,946    134  1.12%
  Total Interest-Bearing       54,635     350  0.64%    59,217    431  0.73%
Deposits
Federal Funds Purchased
Securities sold under Agreements to
Repurchase
Other Short-Term Borrowings         -                        -
Long-Term Debt                  2,230      52  2.32%     2,255     52  2.31%
  Total Int-Bearing            56,865     402  0.71%    61,472    483  0.79%
Liabilities
Noninterest-Bearing            35,206                   35,477
Deposits
Other Liabilities               1,727                    1,111
Shareholders' Equity            5,676                    5,531
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $99,474                 $103,591
Net Interest Income                     1,947                   1,837
Net Interest Income/Spread                     1.89%                   1.69%
Net Interest Margin                            2.15%                   1.96%
(1) Fee income relating to loans of $183,000 at June 30, 2000, and $159,000 at
June 30, 1999 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized,is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a Federal tax rate of 34%.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
     INTEREST, RATE AND NEW YIELDS

                            Six Months Ended 6/00    Six Months Ended 6/99
                            Average                  Average
(Amounts in Thousands)      Balance   Interest Rate  Balance  Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                     $56,223   3,681  6.55%   $57,719  3,823  6.62%
  Tax-Exempt                        -                        -
Investment Securities
  Taxable                       3,323      80  2.42%     4,466    113  2.53%
  Tax-Exempt                        -                        -
Interest-Bearing Deposits           -                        -
Federal Funds Sold             30,066     894  2.97%    30,814    724  2.35%
  Total Interest-Earning       89,611   4,655  5.19%    92,999  4,660  5.01%
Assets
Cash and Due from Banks         4,063                    5,853
Allowance for Loan Losses     (1,809)                  (1,789)
Premises and Equipment          2,428                    2,677
Other Real Estate               1,253                    1,394
Other Assets                    3,576                    1,782
  TOTAL ASSETS                $99,122                 $102,916
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,486     123  0.66%    19,739    181  0.92%
 Savings Deposits              25,933     371  1.43%    27,108    406  1.50%
 Time Deposits                 10,280     209  2.03%    11,473    261  2.27%
  Total Interest-Bearing       54,700     703  1.28%    58,320    848  1.45%
Deposits
Federal Funds Purchased
Securities sold under Agreements to
Repurchase
Other Short-Term Borrowings         -                        -
Long-Term Debt                  2,231     104  4.65%     2,263    105  4.64%
  Total Int-Bearing            56,931     806  1.42%    60,583    953  1.57%
Liabilities
Noninterest-Bearing            34,739                   35,510
Deposits
Other Liabilities               1,791                    1,084
Shareholders' Equity            5,661                    5,739
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          99,122                 $102,916
Net Interest Income                     3,849                   3,707
Net Interest Income/Spread                     3.78%                   3.44%
Net Interest Margin                            4.30%                   3.99%
(1) Fee income relating to loans of $350,000 at June 30, 2000, and $298,000 at
June 30, 1999 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a Federal tax rate of 34%.


ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

                            June, 2000 Compared to June, 1999
                                     Change in
                                    Interest   Due to    Total
(Amounts in thousands)              Volume     Rate      Change
Net Loans:
 Taxable                            $   (45)  $   (24)  $   (69)
 Tax-exempt(2)                            -         -        -
Investment Securities
 Taxable                                (12)         3       (9)
 Tax-exempt(2)                            -         -        -
Interest-bearing deposits                 -         -        -
Federal funds sold                      (13)       120      107
  Total Interest Income                 (70)        99       29
Deposits:
 Demand Deposits                         (8)      (22)      (30)
 Savings deposits                        (8)      (11)      (19)
 Time deposits                          (19)      (12)      (31)
  Total interest-bearing deposits       (35)      (45)      (80)
Federal Funds Purchased                   -         -        -
Securities sold under agreements          -         -        -
to repurchase
Other Short-Term borrowings               -         -        -
Long-Term debt                           (1)         0       (1)
  Total Interest Expense                (36)      (45)      (81)
   Net Interest Income                 ($34)      $144      $110
(1) The change in interest due to both rate and volume has been allocated to the
components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME

     An important source of the Company's revenue is derived from noninterest income.
     Noninterest income for the second quarter of 2000 decreased $56,000 or 10.57% from the same period last year. Table 5 presents noninterest income for the three months and six months ended June 30, 2000 and 1999.

TABLE 5. NONINTEREST INCOME


                          Three Months Ended           Six Months Ended
                       June 30  June 30 Increase    June 30  June 30 Increase
(Amounts in               2000     1999 (Decrease)    2000     1999 (Decrease)
Thousands)
Service Charges           $127     $137    ($10)      $253     $272    ($19)
NSF Charges                144      158     (14)       283      304     (21)
Gain on Sale of              -        -        -         -        -        -
Securities
Cardholder & Other         125      128      (3)       236      235        1
Credit Card Income
Membership Fees             39       46      (7)        79       94     (15)
Other Comm & Fees           58       24       34        82       47       35
ORE Income                   1        2      (1)         2        5      (3)
Gain on Sale of ORE          2       10      (8)         2       10      (8)
Other Income              (22)       25     (47)        41       97     (56)
Total Noninterest         $474     $530    ($57)      $978   $1,064    ($86)
Income


NONINTEREST EXPENSE

     The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
     Noninterest expense for the second quarter of 2000 decreased $207,000 or 8.34% from the same period last year. Table 6 presents the activity for the three months and six months ended June 30, 2000 and 1999.

TABLE 6. NONINTEREST EXPENSE


                          Three Months Ended           Six Months Ended
                       June 30  June 30 Increase    June 30  June 30 Increase
(Amounts in               2000     1999 (Decrease)   2000     1999 (Decrease)
Thousands)
Salaries & Benefits     $1,117     $998     $119    $2,154   $1,993     $161
Loss on Litigation           -        -        -     (150)        -    (150)
Occupancy Expense          415      506     (91)       903      992     (89)
Advertising Expense         20       29      (9)        47       64     (17)
Communications              47       54      (7)        95      100      (5)
Postage                     66       83     (17)       133      163     (30)
Loan & Credit Card         223      277     (54)       459      530     (71)
Expense
Professional Fees           51      119     (68)       114      204     (90)
Legal Fees                  40      132     (92)        72      311    (239)
Insurance &                 23       25      (2)        48       54      (6)
Assessments
Stationery, Forms &         62       91     (29)       119      172     (53)
Supply
ORE Expenses                12       22     (10)        38       55     (17)
Other Operating            198      145       53       304      250       54
Expense
Total Noninterest       $2,274   $2,481   ($207)    $4,336   $4,888   ($552)
Expense

INCOME TAXES

     The Company recorded a provision for income taxes of $13,000 for the second quarter of 2000 and $0 for the second quarter of 1999. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for banks.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                               June 30  March 31,  Dec. 31, Sept. 30,June 30
                                 2000     2000      1999     1999     1999
Risk-Based Capital
Tier 1 Risk Based Capital        12.24%   12.08%    10.50%   11.42%   10.22%
Ratio
Risk Based Capital Ratio         13.51%   13.35%    11.77%   12.69%   11.49%
Tier 1 Leverage Ratio             7.47%    7.44%     6.80%    7.03%    6.23%


LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 44.38% at June 30, 2000, 45.23% at March 30, 2000, and 44.97% at June 30,
1999.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensure the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts, which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.


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



                                        BOL BANCSHARES, INC.
                                        (Registrant)




August 10, 2000                         G. Harrison Scott
Date                                    Chairman
                                        (in his capacity as a duly
                                        authorized officer of the
                                        Registrant)





                                        Peggy L. Schaefer
                                        Treasurer
                                        (in her capacity as Chief
                                        Accounting Officer of the
                                        Registrant)