Form 10-Q
period 2000-09-30
BOL BANCSHARES INC
filed 2000-11-14
CIK 832818

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549


                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended               September 30, 2000


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

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.


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

                        Part I. - Financial Information

                              BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CONDITION
                                   (Unaudited)

                                               Sept 30   Dec. 31,    Sept 30
(Amounts in Thousands)                           2000      1999       1999
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash          $6,713     $8,704     $7,546
 Interest Bearing Balances                            -          -          -
Investment Securities
Securities Held to Maturity (Fair Values at
9/30/00, 12/31/99, & 9/30/99 respectively         2,957      3,004      3,009
were
$2,956,000, $3,000,000, and $3,004,000)
 Securities Available for Sale                      338        367        374
Federal Funds Sold                               24,915     24,785     29,926
Loans, net of Unearned Discount                  59,202     58,781     57,249
Allowance for Loan Losses                        (1,800)    (1,800)    (1,800)
Property, Equipment and Leasehold
Improvements
 (Net of Depreciation and Amortization)           2,212      2,540      2,674
Other Real Estate                                 1,074      1,274      1,337
Deferred Taxes                                      191        382        426
Letters of Credit                                   197        104         76
Other Assets                                      1,020      1,968        965
     TOTAL ASSETS                               $97,019   $100,109   $101,782

See accompanying notes to Financial Statements



                              BOL BANCSHARES, INC.

               CONSOLIDATED STATEMENT OF CONDITION (Continued)



                                              Sept 30    Dec. 31,   Sept 30
(Amounts in Thousands)                           2000      1999       1999
LIABILITIES
Deposits:
 Non-Interest Bearing                           $35,293    $35,306    $34,459
 Interest Bearing                                52,013     55,250     58,795
     TOTAL DEPOSITS                              87,306     90,556     93,254
Notes Payable                                     2,228      2,233      2,234
Letters of Credit Outstanding                       197        104         76
Accrued Litigation Settlement                         -        150        150
Accrued Interest                                    483        486        463
Other Liabilities                                 1,166      1,251      1,021
     TOTAL LIABILITIES                           91,381     94,780     97,198
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  9/30/00, 12/31/99, and 9/30/99                  2,303      2,303      2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  9/30/00, 12/31/99, and 9/30/99                    179        179        179
Accumulated Other Comprehensive Income              164        183        188
Capital in Excess of Par - Retired Stock             15         15         15
Undivided Profits                                 2,649      2,555      2,556
Current Earnings                                    329         94      (657)
     TOTAL STOCKHOLDERS' EQUITY                   5,639      5,329      4,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $97,019   $100,109   $101,782

See accompanying notes to Financial Statements



                         BOL BANCSHARES, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                                            Three months      Nine months
                                           ended             ended
                                                 Sept 30          Sept 30
(Amounts in Thousands)                        2000    1999     2000    1999
INTEREST INCOME
Interest and Fees on Loans                   $1,818   $2,014  $5,500   $5,837
Interest on Time Deposits                         -        -       -        -
Interest on Securities Held to Maturity          44       44     124      155
Interest & Dividends on Securities                -        -       -        2
Available for Sale
Interest on Federal Funds Sold                  477      419   1,370    1,143
Other Interest Income                             -        -       -        -
Total Interest Income                         2,339    2,477   6,994    7,137
INTEREST EXPENSE
Interest on Deposits                            349      418   1,049    1,266
Interest on Federal Funds Purchased               -        -       -        -
Other Interest Expense                           10       10      31       31
Interest Expense on Notes Payable                 2        2       7        7
Interest Expense on Debentures                   40       39     119      118
Total Interest Expense                          401      469   1,206    1,422
NET INTEREST INCOME                           1,938    2,008   5,788    5,715
Provision for Loan Losses                       122      237     151      662
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                               1,816    1,771   5,637    5,053
NONINTEREST INCOME
Service Charges on Deposit Accounts             285      308     820      886
Cardholder & Other Credit Card Income           157      168     473      497
ORE Income                                       11        4      15       19
Other Operating Income                           29       48     152      190
Gain on Sale of Securities                        -        -       -        -
Total Noninterest Income                        482      528   1,460    1,592
NONINTEREST EXPENSE
Salaries and Employee Benefits                1,111      959   3,265    2,952
Occupancy Expense                               447      481   1,351    1,473
Loan & Credit Card Expense                      208      231     667      761
ORE Expense                                      10        2      48       57
Other Operating Expense                         455      741   1,236    2,059
Total Noninterest Expense                     2,231    2,414   6,567    7,302

Income Before Tax Provision                      67    (115)     530    (657)

Provision (Benefit) For Income Taxes             41        -     201        -

NET INCOME                                      $26   ($115)    $329   ($657)

Earnings Per Share of Common Stock            $0.14  ($0.64)   $1.84  ($3.67)

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                           Sept 30 Dec. 31   Sept 30
(Amounts in thousands)                        2000    1999     1999
NET INCOME (LOSS)                              $329      $94  ($657)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                       (19)      50      55

Less:  Reclassification Adjustment for
Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME                      (19)      50      55

COMPREHENSIVE INCOME (LOSS)                    $310     $144  ($602)

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
1999

Other Comprehensive
Income, net of
applicable deferred income
taxes                                      (19)                        (19)

Net Income (Loss)                                            329       329

Balance - Sept 30,      2,303    179       164       15    2,978    $5,639
2000


                         BOL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


For The Nine Months Ended Sept 30

(Amounts in Thousands)                                   2000       1999
OPERATING ACTIVITIES
Net Income (Loss)                                         329      (615)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for Loan Losses                                151        661
 Depreciation and Amortization Expense                    389        396
 Amortization of Investment Security Premiums               3         13
 Accretion of Investment Security Discounts                (1)        (2)
 Decrease(Increase)in Deferred Income Taxes               201         28
 (Gain) Loss on Sale of Property and Equipment              -          -
 (Gain) Loss on Sale of Other Real Estate                 (13)       (12)
 Decrease(Increase) in Other Assets & Prepaid Taxes       948        275
 (Decrease)Increase in Other Liabilities, Accrued Interest,
and Accrued Loss Contingency                             (238)       (80)
 Net Decrease(Increase) in Mortgage Loans Held for          -          -
Resale
Net Cash Provided by (Used in) Operating Activities     1,769        664
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale                   -          -
Securities
 Purchases of Available-for-Sale Securities                 -          -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                      -          -
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                  5,918      4,500
 Purchases of Held-to-Maturity Investment              (5,873)    (3,022)
Securities
 Proceeds from Sale of Property and Equipment               0          0
 Purchases of Property and Equipment                      (61)      (564)
 Proceeds from Sale of Other Real Estate                   45         90
 Purchases of Other Real Estate                           (31)       (63)
 Net Decrease (Increase) in Loans                        (373)      3,591
Net Cash Provided by (Used in) Investing Activities      (375)      4,532
FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing and
  Interest Bearing Deposits                            (3,250)    (1,329)
 Proceeds from Issuance of Long-Term Debt                   -          -
  Retirement of Stock                                       -          -
 Principal Payments on Long Term Debt                      (5)       (38)
Net Cash Provided by (Used in) Financing Activities    (3,255)    (1,367)

Net Increase (Decrease) in Cash and Cash               (1,861)      3,829
Equivalents
Cash and Cash Equivalents at Beginning of Year         33,489     33,643
Cash and Cash Equivalents at End of Period            $31,628    $37,472

See accompanying notes to Financial Statements

                         BOL BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 2000

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  RESTATEMENT OF PRIOR PERIOD

     During 1999, the Bank's regulators advised that the Company incorrectly applied the full accrual method of accounting for the sale of Other Real Estate in 1998. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the change to the cost recovery method. The Company amended Form 10-K for December 31, 1998 on February 25, 2000, Form 10-Q for March 31, 1999 was amended on April 25, 2000, Form 10-Q for June 30, 1999 was amended on May 3, 2000 and Form 10-q for September 30, 1999 was amended on May 4, 2000.

Note 3.  PER SHARE DATA

     Income per common share data are based on the weighted average number of shares outstanding of 179,145 at September 30, 2000 and 1999 respectively.

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


The estimated fair values of the Bank's financial instruments are as follows:

                                                      Sept 30, 2000
                                              Carrying           Fair
(Amounts in Thousands)                        Amount             Value
Financial Assets:
Cash and Short-Term Investments                 $31,628            $31,628
Investment Securities                             3,295              3,294
Loans                                            59,202             58,679
Less:  Allowance for Loan Losses                  1,800              1,800
                                                $92,324            $91,800

Financial Liabilities:
Deposits                                        $87,306            $87,300


Unrecognized Financial Instruments:
Commitments to Extend Credit                     $1,794             $1,794
Commercial Lines of Credit                          197                197
Credit Card Arrangements                         56,680             56,680
                                                $58,671            $58,671


QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA



                              Three Months Ended      Nine Months Ended
(Amounts in Thousands,    Sept 30     June 30  Sept 30   Sept 30   Sept 30
Except Per Share Data)        2000      2000     1999      2000      1999
Interest Income             $2,339    $2,349   $2,477    $6,994    $7,137
Interest Expense               401       402      469     1,206     1,422
Net Interest Income          1,938     1,947    2,008     5,788     5,715
Provision for Loan             122       108      237       151       662
Losses
Net Interest Income          1,816     1,839    1,771     5,637     5,053
after Provision
Noninterest Income:
Noninterest Income             482       474      528     1,460     1,592
Securities Gains                 -         -        -         -         -
Noninterest Income             482       474      528     1,460     1,592
Noninterest Expense          2,231     2,274    2,414     6,567     7,302
Income before Taxes             67        39     (115)       530     (657)
Income Tax Expense              41        13        -       201         -
(Benefit)
Net Income (Loss)              $26       $26   ($115)      $329    ($657)

Income per Common Share      $0.14     $0.14  ($0.64)     $1.84   ($3.67)
Average Common Shares          179       179      179       179       179
Outstanding

Selected Quarter-End Balances
Loans                      $59,202   $55,418  $57,249
Deposits                    87,306    90,232   93,254
Long-Term Debt               2,228     2,229    2,234
Stockholders' Equity         5,639     5,663    4,584
Total Assets                97,019    99,796  101,782

Selected Average
Balances
Loans                      $55,845   $55,512  $56,128   $56,095   $55,988
Deposits                    86,983    89,841   93,341    88,614    93,664
Long-Term Debt               2,228     2,230    2,235     2,230     2,254
Stockholders' Equity         5,709     5,676    5,389     5,677     5,623
Total Assets                96,786    99,474  102,146    98,337   102,657

Selected Ratios
Return on Average Assets     0.03%     0.03%   -0.09%     0.33%    -0.60%
Return on Average Equity     0.45%     0.45%   -1.70%     5.80%   -10.94%
Tier 1 Risk-Based           12.13%    12.24%   10.19%
Capital
Risk-Based Capital          13.40%    13.51%   11.46%
Tier 1 Leverage              7.82%     7.47%    6.27%

                              BOL BANCSHARES, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 2000


     Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the "Company") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


THIRD QUARTER 2000 HIGHLIGHTS

     BOL BANCSHARES' third quarter 2000 results showed improvement in earnings over the third quarter of 1999 and the first nine months of 1999.

     Net income for the third quarter of 2000 totaled $26,000 ($0.14 per share), up 122.61% compared to a net loss of $115,000 (-$0.64 per common share) for the third quarter of 1999. Net income for the first nine months of 2000 totaled $329,000 ($1.84 per common share) up 150.08% compared to a net loss of $657,000 (-$3.67 per common share) for the first nine months of 1999.

     Pre-tax, pre-provision earnings were $189,000, an increase from the third quarter 1999 profit of $122,000. Pre-tax, pre-provision earnings were $681,000, an increase from the first nine months of 1999 profit of $5,000. The third quarter and first nine months of 2000 included provisions for loan losses totaling $122,000 and $151,000, respectively, compared to $237,000 and $662,000 for the same period of 1999.

     Total assets declined $4,763,000 (4.68%) to $97,019,000 at September 30, 2000 compared to September 30, 1999. Shareholders' equity increased $1,055,000 (23.01%)to $5,639,000 at September 30, 2000 compared to
September 30, 1999.

     Total loans increased $1,953,000 (3.41%) from September 30, 1999 to $59,202,000 at September 30, 2000. Real Estate Mortgage loans grew $5,708,000 (20.03%) to $34,202,000, while credit card loans declined $2,876,000 (14.00%) to $17,674,000.

     Deposits declined $5,948,000 (6.38%) to $87,306,000 at September 30,
2000 compared to September 30, 1999.

FINANCIAL CONDITION:
EARNING ASSETS

     Interest earning assets averaged $88,248,000 in the third quarter of 2000, a $4,501,000 decrease from the third quarter of 1999 average of $92,749,000. Compared to the third quarter of 1999, average loans increased $283,000 (0.50%) while average investment securities decreased $497,000 (13.07%), and average federal funds sold decreased $3,721,000 (11.34%).

     Table 1 presents the Company's loan portfolio by major classifications. Total loans increased $1,953,000 (3.41%)over the third quarter of 1999.

TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                        Sept 30, 2000     June 30, 2000     Sept 30, 1999
(Amounts in              Loans        %     Loans       %     Loans       %
Thousands)
Commercial,             $3,025    5.11%    $3,722   6.72%    $4,763   8.32%
Financial, &
Agricultural
Real Estate Mortgage    34,202   57.77%    30,047  54.22%    28,494  49.77%
Mortgage Loan Held           -    0.00%         -   0.00%         -   0.00%
for Resale
Personal Loans           4,184    7.07%     3,235   5.84%     3,293   5.75%
Credit Cards-Visa,      16,091   27.18%    16,542  29.85%    18,713  32.69%
MasterCard
Credit Cards-            1,583    2.67%     1,729   3.12%     1,837   3.21%
Proprietary
Overdrafts                 117    0.20%       143   0.26%       149   0.26%
  Loans                $59,202  100.00%   $55,418 100.00%   $57,249 100.00%

     Securities Held to Maturity. Average securities held to maturity decreased $543,000 (15.46%) from the third quarter of 1999. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

     Securities Available for Sale. Average securities available for sale increased $47,000 (16.15%) from the third quarter of 1999. Securities available for sale are carried at fair value.

     Short Term Investments. Average federal funds sold decreased $3,721,000 (11.34%) down from the third quarter of 1999. This decrease is mainly due to the increase in the loan portfolio.

ASSET QUALITY

     Table 2 presents a summary of nonperforming assets for the past five quarters.
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets, totaled $1,127,000 at September 30, 2000 as compared to $1,372,000 at September 30, 1999. Other real estate totaled $1,074,000 at September 30, 2000 as compared to $1,337,000 at September 30, 1999.

Table 2. NONPERFORMING ASSETS

(Amounts in                    09/30/00  06/30/00 03/31/00 12/31/99  09/30/99
Thousands)
Nonaccrual Loans                    $53       $53      $1       $40     $35
Restructured Loans                    -         -       -         -       -
Other Real Estate Owned           1,074     1,105   1,305     1,274   1,337
  Total Nonperforming Assets     $1,127    $1,158  $1,306    $1,314  $1,372
Loans Past Due 90 Days or More     $393      $354    $434      $528    $605
Ratio of Past Due Loans to        0.66%     0.64%   0.79%     0.90%   1.05%
Loans
Ratio of Nonperforming Assets to Loans
 and Other Real Estate Owned      1.87%     2.05%   2.32%     2.19%   2.33%

IMPAIRED LOANS

     As of September 30, 2000, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

     The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans.
The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 53.78% to $3,254,000 at September 30, 2000 from $2,116,000 at September 30, 1999.

     Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and nine month period ending September 30, 2000 and 1999. The allowance for loan losses as a percentage of loans decreased from 3.13% at September 30, 1999 to 3.04% at September 30, 2000. The net charge-off (recoveries) as a percentage of average loans decreased from 1.18% at September 30, 1999 to .22% at September 30, 2000.
     The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3 - RESERVE FOR LOAN LOSSES ACTIVITY
                                   Three Months Ended   Nine Months Ended
                                    Sept 30,  Sept 30,  Sept 30,  Sept 30,
(Amounts in Thousands)                  2000     1999      2000      1999
Balance at Beginning of Period        $1,800   $1,800    $1,800    $1,800
Loans Charged Off                       (241)     (382)     (837)   (1,161)
Recoveries                                119      145       686       499
Net (Charge Offs) Recoveries           (122)     (237)     (151)     (662)
Provision for Loan                       122      237       151       662
Losses
Balance at End of Period              $1,800   $1,800    $1,800    $1,800
Allowance for Loan Losses as a
  Percentage of Loans                  3.04%    3.13%     3.04%     3.13%
Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                     0.22%    0.42%     0.27%     1.18%

FUNDING SOURCES:

DEPOSITS

     Average deposits totaled $86,982,000 in the third quarter of 2000, a decrease of $6,359,000 (6.81%) from $93,341,000 in the third quarter of 1999. Average core deposits were $85,804,000 for the third quarter of 2000 down from $91,407,000 in the third quarter of 1999. Table 4 presents the composition of average deposits for the three quarters ending September 30, 2000, June 30, 2000, and September 30, 1999.

TABLE 4. DEPOSIT COMPOSITION

For The Three Months Ended

                      Sept 30,           Jun 30,          Sept 30,
                        2000               2000             1999
                      Average    % of    Average    % of   Average    % of
(Amounts in           Balances Deposits  Balances DepositsBalances  Deposits
Thousands)
Demand, Noninterest-   $34,151   39.26%   $35,206  39.19%   $33,649  36.05%
Bearing
NOW Accounts            12,734   14.64%    13,197  14.69%    14,175  15.19%
Money Market Deposit     5,490    6.31%     5,097   5.67%     6,658   7.13%
Accounts
Savings Accounts        25,082   28.84%    26,121  29.07%    26,661  28.56%
Other Time Deposits      8,346    9.60%     8,533   9.50%    10,264  11.00%
Total Core Deposits    $85,803   98.64%    88,154  98.12%    91,407  97.93%
Certificates of Deposit of
   $100,000 or more      1,179    1.36%     1,687   1.88%     1,934   2.07%
Total Deposits         $86,982  100.00%   $89,841 100.00%   $93,341 100.00%


BORROWINGS

     The Company's long-term debt is comprised primarily of debentures which are secured by 40.79 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $1,000,000 with a correspondent bank. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income for the third quarter of 2000 decreased $70,000 over the same period last year, and decreased $73,000 from the first nine months of 1999. The net interest margin increased to 2.20% for the third quarter of 2000 from 2.16% for the third quarter of 1999.
     The Company's average balances, interest income and expense and rates earned or paid for major categories are set forth in the following tables:

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST, RATE
AND NEW YIELDS
                            THIRD QUARTER 2000        THIRD QUARTER 1999
                            Average                   Average
(Amounts in Thousands)      Balance  Interest Rate     Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                     $55,845   1,818   3.26%  $56,128   2,014   3.59%
  Tax-Exempt                        -                        -
Investment Securities
  Taxable                       3,307      44   1.33%    3,804      44   1.15%
  Tax-Exempt                        -                        -
Interest-Bearing Deposits           -                        -
Federal Funds Sold             29,096     477   1.64%   32,817     419   1.28%
  Total Interest-Earning       88,248   2,339   2.65%   92,749   2,477   2.67%
Assets
Cash and Due from Banks         5,298                    5,377
Allowance for Loan Losses     (1,805)                   (1,795)
Premises and Equipment          2,253                    2,740
Other Real Estate               1,082                    1,337
Other Assets                    1,710                    1,738
  TOTAL ASSETS                $96,786                 $102,146
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,224      72   0.40%   20,833      84   0.40%
 Savings Deposits              25,082     184   0.73%   26,661     194   0.73%
 Time Deposits                  9,525      93   0.97%   12,198     140   1.15%
  Total Interest-Bearing       52,831     349   0.66%   59,692     418   0.70%
Deposits
Federal Funds Purchased
Securities sold under Agreements to
Repurchase
Other Short-Term Borrowings         -                        -
Long-Term Debt                  2,228      52   2.33%    2,235      51   2.29%
  Total Int-Bearing            55,059     401   0.73%   61,927     469   0.76%
Liabilities
Noninterest-Bearing            34,151                   33,649
Deposits
Other Liabilities               1,867                    1,181
Shareholders' Equity            5,709                    5,389
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $96,786                 $102,146
Net Interest Income                     1,938                    2,008
Net Interest Income/Spread                      1.92%                    1.91%
Net Interest Margin                             2.20%                    2.16%
(1) Fee income relating to loans of $190,000 at Sept 30, 2000, and $167,000 at
Sept 30, 1999 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST, RATE
AND NEW YIELDS
                            Nine Months Ended 9/00    Nine Months Ended 9/99
                            Average                   Average
(Amounts in Thousands)      Balance Interest  Rate     Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                     $56,095   5,500   9.81%  $55,988   5,837  10.43%
  Tax-Exempt                        -                        -
Investment Securities
  Taxable                       3,317     124   3.75%    4,243     157   3.65%
  Tax-Exempt                        -                        -
Interest-Bearing Deposits           -                        -
Federal Funds Sold             29,741   1,370   4.61%   31,489   1,143   3.63%
  Total Interest-Earning       89,153   6,994   7.84%   91,720   7,137   7.78%
Assets
Cash and Due from Banks         5,541                    5,693
Allowance for Loan Losses     (1,808)                   (1,791)
Premises and Equipment          2,369                    2,698
Other Real Estate               1,196                    1,375
Other Assets                    1,886                    2,962
  TOTAL ASSETS                $98,337                 $102,657
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,398     195   1.06%   20,107     266   1.32%
 Savings Deposits              25,647     552   2.15%   26,957     601   2.23%
 Time Deposits                 10,027     302   3.01%   11,717     399   3.41%
  Total Interest-Bearing       54,072   1,049   1.94%   58,781   1,266   2.15%
Deposits
Federal Funds Purchased
Securities sold under Agreements to
Repurchase
Other Short-Term Borrowings         -                        -
Long-Term Debt                  2,230     157   7.03%    2,254     156   6.94%
  Total Int-Bearing            56,302   1,206   2.14%   61,035   1,422   2.33%
Liabilities
Noninterest-Bearing            34,542                   34,883
Deposits
Other Liabilities               1,816                    1,116
Shareholders' Equity            5,677                    5,623
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $98,337                 $102,657
Net Interest Income                     5,788                    5,715
Net Interest Income/Spread                      5.70%                    5.45%
Net Interest Margin                             6.49%                    6.23%
(1) Fee income relating to loans of $540,000 at Sept 30, 2000, and $466,000 at
Sept 30, 1999 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)
Sept, 2000 Compared to Sept, 1999
                                        Change in
                                   Interest Due to    Total
(Amounts in Thousands)             Volume    Rate      Change
Net Loans:
 Taxable                               (348)       11     (337)
 Tax-Exempt(2)                             -        -         -
Investment Securities                      -        -         -
 Taxable                                   1      (34)      (33)
 Tax-Exempt(2)                             -        -         -
Interest-Bearing Deposits                  -        -         -
Federal Funds Sold                       290      (63)       227
  Total Interest-Earning Assets         (57)      (86)     (143)
Deposits:
 Demand Deposits                        (48)      (23)      (71)
 Savings Deposits                       (20)      (29)      (49)
 Time Deposits                          (40)      (58)      (98)
  Total Interest-Bearing Deposits      (108)     (110)     (218)
Federal Funds Purchased                    -        -         -
Securities Sold under Agreements           -        -         -
to Repurchase
Other Short-Term Borrowings                -        -         -
Long-Term Debt                             2       (2)         0
  Total Interest-Bearing               (106)     (112)     (218)
Liabilities
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME

An important source of the Company's revenue is derived from noninterest income.
     Noninterest income for the third quarter of 2000 decreased $46,000 or 8.71% from the same period last year. Table 5 presents noninterest income for the three months and nine months ended September 30, 2000 and 1999.

TABLE 5. NONINTEREST INCOME


                          Three Months Ended          Nine Months Ended
                      Sept 30, Sept 30, Increase   Sept 30, Sept 30, Increase
(Amounts in               2000     1999 (Decrease)    2000     1999 (Decrease)
Thousands)
Service Charges           $135     $137      ($2)    $387      $411   ($24)
NSF Charges                150      171      (21)     433       475    (42)
Gain on Sale of              -        -         -       -         -       -
Securities
Cardholder & Other         125      127       (2)     361       362     (1)
Credit Card Income
Membership Fees             32       41       (9)     112       135    (23)
Other Comm & Fees          (6)       27      (33)      76        74       2
ORE Income                   1        2       (1)       2         7     (5)
Gain on Sale of ORE         11        2         9      13        12       1
Other Income                34       21        13      76       116    (40)
Total Noninterest         $482     $528     ($46)  $1,460    $1,592  ($132)
Income

NONINTEREST EXPENSE
     The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
     Noninterest expense for the third quarter of 2000 decreased $183,000 or 7.58% from the same period last year. Table 6 presents the activity for the three months and nine months ended September 30, 2000 and 1999.

TABLE 6. NONINTEREST EXPENSE


                          Three Months Ended          Nine Months Ended
                      Sept 30, Sept 30, Increase   Sept 30, Sept 30, Increase
(Amounts in               2000     1999 (Decrease)   2000      1999 (Decrease)
Thousands)
Salaries & Benefits     $1,111     $959      $152  $3,265    $2,952    $313
Loss on Litigation           -        -         -   (150)         -   (150)
Occupancy Expense          447      481      (34)   1,351     1,473   (122)
Advertising Expense         27       17        10      74        81     (7)
Communications              49       51       (2)     144       152     (8)
Postage                     57       71      (14)     190       233    (43)
Loan & Credit Card         208      231      (23)     667       761    (94)
Expense
Professional Fees           24       81      (57)     138       284   (146)
Legal Fees                  60      118      (58)     132       429   (297)
Insurance &                 24       21         3      72        76     (4)
Assessments
Stationery, Forms &         55       77      (22)     175       249    (74)
Supply
ORE Expenses                10        2         8      48        57     (9)
Other Operating            159      305     (146)     461       555    (94)
Expense
Total Noninterest       $2,231   $2,414    ($183)  $6,567    $7,302  ($735)
Expense

INCOME TAXES

     The Company recorded a provision for income taxes of $41,000 for the third quarter of 2000 and $0 for the same period in 1999. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for banks.

CAPITAL

     The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                               Sept 30,  June 30, March 31  Dec. 31, Sept. 30
                                 2000      2000     2000    1999      1999
Risk-Based Capital
Tier 1 Risk Based Capital        12.13%    12.24%  12.08%    10.50%  10.19%
Ratio
Risk Based Capital Ratio         13.40%    13.51%  13.35%    11.77%  11.46%
Tier 1 Leverage Ratio             7.82%     7.47%   7.44%     6.80%   6.27%

LIQUIDITY
     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
     Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 38.76% at September 30, 2000, 44.38% at June 30, 2000, and 41.68% at
September 30, 1999.
     Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
     The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
     There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

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

                                        BOL BANCSHARES, INC.
                                        (Registrant)

                                         /s/ G. Harrison Scott
November 13, 2000                        G. Harrison Scott
Date                                     Chairman
                                         (in his capacity as a duly
                                         authorized officer of the
                                         Registrant)

                                         /s/ Peggy L. Schaefer
                                         Peggy L. Schaefer
                                         Treasurer
                                         (in her capacity as Chief Accounting
                                         Officer of the Registrant)