Form 10-K
period 2000-12-31
BOL BANCSHARES INC
filed 2001-03-28
CIK 832818

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549
                         ____________________________

                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                     COMMISSION FILE NUMBER 01-16934
                         ______________________________

                          BOL BANCSHARES, INC.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

          LOUISIANA                          72-1121561
     (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

             300 ST. CHARLES AVENUE, NEW ORLEANS, LA. 70130
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                             (504) 889-9400
          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                         _____________________________

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:      NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      NONE

                 Common Stock, par value $1.00 per share
                         _____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $914,857 as of the close of business on February 28, 2001.

     The number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2001 was approximately 179,145.

                         Cross Reference Index

                                                                 Page

Part I
Item 1:   Business                                                     3
Item 2:   Properties                                                   5
Item 3:   Legal Proceedings                                            6
Item 4:   Submission of Matters to a Vote of Security Holders          7

Part II

Item 5:   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                      7
Item 6:   Selected Financial Data                                      8
Item 7:   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                         9
Item 8:   Financial Statements and Supplementary Data                 34
Item 9:   Changes in and Disagreements with Accountants and Financial
          Disclosure                                                  27


Part III

Item 10:  Directors and Executive Officers of the Registrant          28
Item 11:  Executive Compensation                                      29
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                                  31
Item 13:  Certain Relationships and Related Transactions              31


Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
          (a) Financial Statements
               Independent Auditor's Report Consolidated Balance Sheets
                                                                      34
               Consolidated Statements of Income (Loss)               36
               Consolidated Statements of Comprehensive Income (Loss) 37
               Consolidated Statements of Changes in Stockholder's
                 Equity                                               38
               Consolidated Statements of Cash Flow                   39
               Notes to Consolidated Financial Statements             41
               Independent Auditor's Report on Supplementary Information
                    Schedules I, II, III                              64
          (b) Reports on Form 8-K                                   NONE
          (c) Schedules and Exhibits
               Article 9                                              69


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

     Consumer Loans. The Company's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational loans.
     Real Estate Loans. The Company's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
     Commercial Loans (Secured and Unsecured). The Company's commercial loans consist of working capital loans, accounts receivable loans, and inventory loans to small businesses.
     Credit Cards. The Company offers a variety of nationally recognized credits cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2000, the Company held $18,291,941 in credit card receivables.
     Proprietary Accounts. The Company has a number of proprietary accounts it services. The Company's proprietary accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Company acquires these credit card accounts at a discount, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2000, the Company held $1,745,318 in proprietary accounts.
     Mortgage Lending. The Company offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Company sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

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

Employees
     As of December 31, 2000, the Company had approximately 155 full-time and approximately 13 part-time employees. The Company considers its relationship with its employees to be very good. The employee benefit programs provided by the Company include group life and health insurance, paid vacations, and sick leave. The Company has no employees who are not employees of the Company. See "Item 11, Executive Compensation".

Item 2 Property
     In addition to its main office, the Company has six branch locations and an operations center. Set forth below is a description of the offices of the Company.

     Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. The purchase was financed by a loan from director Edward J. Soniat to the Company. As of December 31, 2000, there is a balance of $62,073 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. See "Management--Certain Transactions". The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Company occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The initial term of the club's lease is for 25 years, expiring on December 15, 2003.
     Carrollton Branch. The Carrollton Branch of the Company is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Company leases the office space on a month-to-month basis from Carrollton Central Plaza. The Company pays $2,866 per month in lease payments.
     Severn Branch. The Severn Branch of the Company is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Company leases the office space from Severn South Partnership, an affiliate of the Company. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June 1, 1999, and terminates on May 31, 2003. The lease payments are $12,456, plus a percentage of operating costs, per month.
     Oakwood Branch. The Oakwood Branch of the Company is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space, which includes 1,560 square feet of drive-in facility, and parking is provided by the shopping center. The Company leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 1991, and terminates on May 31, 2001. The lease payments are $11,832 per month.
     Lapalco Branch. The Lapalco Branch of the Company is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Company leases the building from Belle Meade Developers. The lease commenced on January 1, 1996, and terminates on January 1, 2001. The lease payments are $5,848 per month.
     Gause Branch. The Gause Branch of the Company is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The premises consist of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Company owns the building and underlying land upon which this branch is situated. The Company occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2000 totaled $113,504.
     Tammany Mall Branch. The Tammany Mall Branch of the Company is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Company leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the Company. See Item 13, "Certain Relationships and Related Transactions". The lease payments are $6,200 per month.

     Operations Center. The Company's operations center, housing its data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Company leases 20,770 square feet from Severn South Partnership, an affiliate of the Company, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the leases commenced on June 1, 1999, and will terminate on May 31, 2003. The lease payments total $27,384, plus a percentage of operating costs, per month.

Item 3 Legal Proceedings
     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
     Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 2000, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
     The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

     1. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned "nonsufficient funds". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The Company was forced to cover the amount of the check. The Company filed a counter suit against the Plaintiffs for contribution on the $110,000 loss and for tortuous interference. The Plaintiff filed exceptions to the counter suit. These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortuous interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortuous interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.
     Expected Results: Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
     2. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. The Plaintiff seeks to recover in excess of $1,800,000. The Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company. This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits. During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation. The Bank has counter sued and in March 2000, a decision was rendered in favor of the Bank and accordingly, the $150,000 was reversed and is reflected in operations. In February 2001 the $243,000 deposit for bond together with interest has been returned to the Bank.
     Expected Results: Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.

Item 4 Submission of Matters to a Vote of Security Holders
     There were no matters submitted, during the fourth quarter of fiscal year 2000, to a vote of security holders, through the solicitation of proxies.

Item 5 Market for Registrant's Common Equity and Related Stockholder
Matters
     There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 1999, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Bank Stock would trade. As of December 31, 2000, the Company had approximately 654 shareholders of record.

2000

                              High      Low
First Quarter                  $7.00    $5.00
Second Quarter                  7.00     5.00
Third Quarter                   7.00     5.00
Fourth Quarter                  7.50     4.00

1999


First Quarter                   7.00     5.00
Second Quarter                  7.00     5.00
Third Quarter                   7.00     5.00
Fourth Quarter                  7.00     5.00

Principal Shareholders
     Other than directors, officers, and directors and officers as a group identified in the table in "Directors and Executive Officers of the Company", there were no persons who, to the knowledge of management of the Company, beneficially owned 5% or more of the Company Common Stock as of December 31, 2000. See "Item 12 Security Ownership of Certain Beneficial Owners and Management".

Item 6 Selected Consolidated Financial Data of the Company
                                                 For The Years Ended
                                                   December 31,
                                 2000     1999      1998      1997      1996

                             (dollars in thousands, except per share data)
Operations:
 Net Interest Income             $7,727   $7,502    $7,827    $8,189   $10,133
 Prov for (Recovery Of) Loan        308    (154)     1,085     3,630     2,040
Losses
 Other Income                     2,123    2,134     2,249     2,938     2,440
 Other Expense                    8,993    9,650     9,123    10,643    10,647
 Income Tax Expense (Benefit)       170       46        96   (1,171)      (20)
 Net Income (Loss)                  379       94     (228)   (1,975)      (94)

Per Share:
 Common Shares Outstanding      179,145  179,145   179,145   179,145   179,145
 Net Income (Loss)                 2.11     0.53    (1.27)   (11.03)    (0.52)
 Cash Dividends - Common           0.00     0.00      0.00      0.00      0.00
 Book Value at End of Period      19.10    16.89     16.46     16.62     27.64
 Preferred Shares Outstanding 2,302,811 2,302,811 2,302,811 2,302,811 2,302,911
 Cash Dividends - Preferred        0.00     0.00      0.00      0.00      0.00
Stock

Balances at End of Period:
 Investment Securities            3,370    3,370     4,789    10,567     9,060
 Fed Funds Sold                  25,905   24,785    26,950    21,150    14,400
 Loans, Net of Unearned          57,727   58,781    61,542    57,619    69,298
Interest
 Allowance for Loan Losses        1,800    1,800     1,800     1,800     1,500
 Other Real Estate Owned          1,074    1,274     1,357     1,473     2,273
 Total Assets                    94,707  100,109   103,886   102,709   106,091
 Total Deposits                  85,164   90,555    94,583    93,941    95,141
 Shareholders' Equity             5,722    5,329     5,185     5,280     7,251

Ratios:
 Return on Average Assets         0.18%    0.09%    -0.23%    -1.95%    -0.09%
 Return on Average Equity         3.10%    1.93%    -4.18%   -34.49%    -1.27%
Primary Capital to Total Assets &
 Allowance for Possible Loan      6.16%    5.42%     5.12%     5.23%     6.93%
Losses
Allowance for Possible Loan Losses
 as a Percentage of Loans,        3.12%    3.06%     2.92%     3.12%     2.61%
Net
Non-Performing Loans as a
 Percentage of Loans, Net (1)     0.09%    0.07%     0.13%     0.15%     0.47%
Non-Performing Loans as a
 Percentage of Total Assets       1.19%    1.31%     1.38%     1.51%     2.44%
(2)
Capital Ratios: Bank
 Tier 1 Risk Based Capital       12.27%   10.50%    10.27%    10.61%    12.32%
Ratio
 Risk Based Capital Ratio        13.54%   11.77%    11.54%    11.88%    13.58%
 Tier 1 Leverage Ratio            7.81%    6.80%     6.89%     6.84%     8.60%

(1) Non-performing loans are comprised of non-accrual loans and restructured loans. As of dates reported the Company did not have any restructured loans.
(2) Non-performing assets are comprised of non-performing loans, ORE and other repossessed assets.

Item 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS OF THE COMPANY

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2000, 1999 and 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

     The preceding chart reflects the most recent five years of the Company's operations.

Overview

     The Company had total assets of $94,707,000 at December 31, 2000 and $100,109,000 at December 31, 1999. The Company currently operates through seven locations, five in the metropolitan New Orleans area and two in St. Tammany Parish.
     Loans comprise the largest single component of the Company's interest earning assets and provide a far more favorable return than other categories of earnings assets. The Company's loans totaled $55,927,000 and $56,981,000 net of unearned discount and Allowance for Loan Losses at December 31, 2000 and 1999, respectively. The Company's net interest margin was 8.71% for the year ended December 31, 2000.
     Historically, credit card loans have been an important part of the Company's total loan portfolio. At December 31, 2000, credit card loans were $18,292,000 and represented 32.71% of the Company's loan portfolio of $55,927,000. At December 31, 1999, credit card loans were $21,014,000 and represented 36.88% of the Company's loan portfolio of $56,981,000. The decrease in the Company's credit card loans during 2000 was largely attributable to (i) competition from other banks and non-traditional credit card issuers such as AT&T and GMAC; (ii) the Company's loss of proprietary business; and (iii) tightening of the Company's underwriting standards.
     The Company's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts. The Company has initiated an aggressive marketing campaign to acquire several Visa and MasterCard portfolios and proprietary accounts. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income
     The Company earned $379,000, or $2.11 per share in 2000. In 1999 the net income was $94,000 or $.53 per share and in 1998 the net loss was $228,000 or $(1.27) per share.
     In 2000, the increase in net income of $285,000 over 1999 income was primarily due to the Company recovering $202,000 in the settlement of a lawsuit against a proprietor. Interest expense decreased $216,000; non-interest expenses decreased $657,000 primarily from a decrease in legal fees of $404,000 due to the settlement of the above-mentioned lawsuit.
     In 1999, the $322,000 increase in income from the 1998 loss was primarily due to the company recovering $1,100,000 in the settlement of a lawsuit against a proprietor and the decrease in interest expense of $140,000. Interest income decreased $466,000, non-interest income decreased $115,000 while non-interest expense increased $527,000 from the year 1998.

Net Interest Income
     Net interest income increased $225,000 or 3.00% to $7,727,000 in 2000 from $7,502,000 in 1999. This increase is mainly due to a decrease in interest expense on deposits which decreased $216,000 or 11.70% to $1,630,000 in 2000 from $1,846,000 in 1999. Total interest bearing deposits decreased $4,116,000 or 7.45%.

     The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table:

TABLE 1 Average Balances, Interests and Yields
                                         2000                    1999                   1998
                             Average               Average                 Average
(Dollars in Thousands)       Balance Interest Rate Balance Interest Rate Balance  Interest   Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income (1)(2)
  Taxable                      56,769  7,403 13.04%  57,397   7,638 13.31% 59,335   8,214 13.84%
  Tax-exempt                        0                     0
Investment securities
  Taxable                       3,318    170 5.14%    4,011     191  4.76%  7,768     456 5.87%
  Tax-exempt                        0                     0                      0       0 0.00%
Interest-bearing deposits           0      0 0.00%      0       0 0.00%      0       0 0.00%
Federal funds sold             28,602  1,784 6.24%  30,645   1,519 4.96% 21,566   1,145 5.31%
  Total Interest-Earning       88,689  9,357 10.55%  92,053   9,348 10.16% 88,669   9,815 11.07%
Assets
Cash and due from banks         5,450                  5,739                  5,617
Allowance for loan Losses      (1,807                (1,792)                 (1,806
                                    )                                         )
Premises and equipment          2,324                  2,678                  2,592
Other Real Estate               1,165                  1,350                  1,432
Other assets                    1,825                  1,130                  2,634
  TOTAL ASSETS                 97,646                101,158                 99,138
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               18,229    288 1.58%  19,873     332 1.67% 18,109     399 2.20%
 Savings deposits              25,415    744 2.93%  26,704     784 2.94% 26,381     806 3.06%
 Time deposits                  9,763    382 3.91%  11,583     520 4.49% 11,879     569 4.79%
  Total Interest-Bearing       53,407  1,414 2.65%  58,160   1,636 2.81% 56,369   1,774 3.15%
Deposits
Federal Funds Purchased
Securities sold under agreements
to repurchase
Other Short-term borrowings         0                      0                      0
Long-Term debt                  2,229    216 9.69%   2,249     210 9.34%  2,278     214 9.39%
  Total Int-Bearing            55,636  1,630 2.93%  60,409   1,846 3.06% 58,647   1,988 3.39%
Liabilities
Noninterest-bearing deposits   34,479                 34,670                 33,729
Other liabilities               1,836                  1,210                  1,302
Shareholders' equity            5,695                  4,869                  5,460
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          97,646                101,158                 99,138
Net Interest Income                    7,727                   7,502                  7,827
Net Interest Spread                           7.62%                   7.10%                  7.68%
Net Interest Margin                           8.71%                   8.15%                  8.83%

(1) Fee income relating to loans of $709,000 in 2000, $669,000 in 1999 and $569,000 in 1998 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 2000, 1999, and 1998 using a federal tax rate of 34%.

TABLE 2 Rate/Volume Analyses (1)

                             2000 Compared to 1999   1999 Compared to 1998
                                  Change                   Change
                                  in                     in
                              Interest Due to Total  Interest Due to  Total
(Dollars in Thousands)          Volume   Rate Change   Volume    Rate Change
Net Loans:
 Taxable                         (151)  (84)  (235)     (308)   (268)  (576)
 Tax-Exempt (2)                    -     -     -            -     -      -
Investment Securities              -     -     -            -     -      -
 Taxable                           12   (33)  (21)       (44)   (221)  (265)
 Tax-Exempt (2)                    -     -     -            -     -      -
Interest-Bearing Deposits          -     -     -            -     -      -
Federal Funds Sold                366   (101)  265       (108)   482    374
  Total Interest Income           227   (218)    9       (460)    (7)  (467)
Deposits:
 Demand Deposits                  (16)   (27)  (44)      (106)    39    (67)
 Savings Deposits                  (3)   (38)  (40)       (32)    10    (22)
 Time Deposits                    (56)   (82) (138)       (35)   (14)   (49)
  Total Interest-Bearing          (75)   (147)(222)      (173)    35   (138)
     Deposits
Federal Funds Purchased             -     -     -            -     -      -
Securities Sold under               -     -     -            -     -      -
Agreements to Repurchase
Other Short-Term Borrowings         -     -     -            -     -      -
Long-Term Debt                      8     (2)   6          (1)    (3)    (4)
  Total Interest Expense          (67)  (149) (216)       (174)    32  (142)

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

Provision for Loan Losses
     Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes.
     At December 31, 2000, the allowance for possible loan losses was $1,800,000 and was that same amount at December 31, 1999. In 2000, the provision for loan losses was $308,000 compared to (recovery of) $(154,000) in 1999. Net charge-offs were $308,000 for 2000 compared to net recoveries of $154,000 in 1999 and net charge-offs of $1,086,000 in 1998. The decrease in provisions for 2000 over 1999 and 1998 primarily resulted from the recovery of $202,000 in 2000 and $1,100,000 in 1999 from the settlement of a major piece of litigation on a proprietary account, which was previously charged off. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 3 Allowance for Loan Losses

                                                December 31,
                                2000     1999      1998      1997      1996
                               (Dollars in Thousands)
Balance at beginning of       $1,800   $1,800    $1,800    $1,500    $1,500
period
Charge-Offs:
 Commercial                        3       49        24        22        51
 Real estate                       6        0         6        20         0
 Installment                      38       41        43        94        43
 Credit Cards                  1,099    1,491     1,877     3,996     2,728
Total Charge-offs              1,146    1,581     1,950     4,132     2,822
Recoveries:
 Commercial                        8       11        13       100       135
 Real estate                      55        2        30        14         6
 Installment                       4       17        23        24        27
 Credit Cards                    771    1,705       798       664       614
Total Recoveries                 838    1,735       864       802       782
Net charge-offs                  308    (154)     1,086     3,330     2,040
Provision for (recovery          308    (154)     1,086     3,630     2,040
of) loan losses
Balance at end of period      $1,800   $1,800    $1,800    $1,800    $1,500
Ratio of net charge-offs during
period to average loans        0.54%   -0.27%     1.83%     5.35%     2.77%
outstanding
Allowance for possible loan losses
as a percentage of loans       3.22%    3.16%     3.00%     3.12%     2.16%

Other Income
     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years.

TABLE 4 Other Income

                                                              $ Change From
                                   December 31,              Prior Year
                                2000     1999      1998      2000      1999
                                        (Dollars in Thousands)
Service Charges                  512      545       653      (33)     (108)
NSF Charges                      564      628       666      (64)      (38)
Gain on Sale of Securities         0        0         0         0         0
Cardholder & Other Cr Card       503      497       456         6        41
Inc
Membership Fees                  137      176       224      (39)      (48)
Other Comm. & Fees                97       97        34       (0)        63
ORE Income                         3        9        13       (6)       (4)
Gain on Sale of ORE               13       27        20      (14)         7
Rev of Litigation                150        0         0       150         0
Settlement
Other Income                     144      156       183      (12)      (27)
   Total Other Income         $2,123   $2,135    $2,249     ($12)    ($114)

     Total other income decreased to $2,123,000 in 2000 from $2,135,000 in 1999 or a 0.56% decrease.
     Total other income decreased to $2,135,000 in 1999 from $2,249,000 in 1998 or a 5.07% increase.

Other Expense
     The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.

     The following table sets forth the major components of other expense for the last three years:

TABLE 5 Other Expense

                                                              $ Change From
                                   December 31,              Prior Year
                                2000     1999      1998      2000      1999
                                        (Dollars in Thousands)
Salaries & Benefits            4,327    4,158     3,670       169       488
Occupancy Expense              1,969    1,969     1,956         0        13
Advertising Expense              108      103       117         5      (14)
Communications                   184      199       208      (15)       (9)
Postage                          263      301       357      (38)      (56)
Loan & Credit Card Expense       933    1,031     1,005      (98)        26
Professional Fees                215      330       218     (115)       112
Legal Fees                       187      591       524     (404)        67
Insurance & Assessments           95       99        92       (4)         7
Stationery, Forms & Supply       239      317       303      (78)        14
ORE Expenses                      48       68       133      (20)      (65)
Loss on Litigation                 0        0        50         0      (50)
Other Operating Expense          425      484       491      (59)       (7)
   Total Other Expense        $8,993   $9,650    $9,124    ($657)      $526

     Total other expense decreased 6.81% to $8,993,000 in 2000 from $9,650,000 in 1999.
     Total other expense increased 5.77% to $9,650,000 in 1999 from $9,124,000 in 1998.

Provision for Income Taxes
     The income tax provision for the Company and the Bank on a consolidated basis, for the year 2000 was $170,000 as compared to $46,000 in 1999 and $96,000 in 1998. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for banks.

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

Interest Rate Sensitivity
     The Bank has established, as bank policy, an asset/liability management system that protects Bank profits from undue exposure to interest rate risks. The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Company's policy not to invest in derivatives in the ordinary course of business. The Company performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instrument's next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Company monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
     The interest rate sensitivity structure within the Company's balance sheet at December 31, 2000, has a net interest sensitive asset gap of 33.68% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 6.59%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle.
Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
     The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2000, as well as the cumulative position at December 31, 2000.

TABLE 6 Interest Rate Sensitivity Analysis
                                      December 31, 2000             Over
                       30      60      90     120    180     One     One
                      Days    Days    Days   Days    Days   Year    Year
(Dollars in Thousands)
Total
 Earning Assets
Securities-HTM             -   1,489         -       -       -    1,493        -
Securities - AFS           -       -         -       -       -        -       20
Loans                  7,959   2,388     2,127   7,613  14,577   14,543    8,523
Loans held for sale        -       -         -       -       -        -        -
Federal funds sold    26,950       -         -       -       -        -        -
Total Earning Assets  34,909   3,877     2,127   7,613  14,577   16,036    8,543

Non Earning Assets         -       -         -       -       -        -    7,025

TOTAL ASSETS          34,909   3,877     2,127   7,613  14,577   16,036   15,568


 Interest-Bearing Liabilities
Savings & Now         37,822       -         -       -       -        -        -
accounts
Money market           5,382       -         -       -       -        -        -
CD's < $100,000        1,415     785       484   1,359   1,121       39    1,906
CD's > $100,000            -       -       801       -       -      400        -
Federal Funds              -       -         -       -       -        -        -
purchased
Repurchase                 -       -         -       -       -        -        -
agreements
Other short-term           -       -         -       -       -        -        -
borrowings
Notes payable              -       -         -       -       -        -    2,226
Total Interest-       44,619     785     1,285   1,359   1,121      439    4,132
Bearing
Liabilities

Non Costing
Liabilities                -       -         -       -       -        -   40,967

TOTAL LIABILITIES     44,619     785     1,285   1,359   1,121      439   45,099

Interest Sensitivity (9,710)   3,092       842   6,254  13,456   15,597  (29,531)
Gap
Cumulative Gap       (9,710)  (6,618)   (5,776)    478  13,934   29,531     -
Cumulative Gap/Total Interest-
 Earning Assets      -11.07%  -7.55%  -6.59%  0.55%  15.89% 33.68%    0.00%

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

Loans
     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years:

TABLE 7 Loans Net by Category

                                                 December 31,
                                2000      1999      1998     1997      1996
                                     (Dollars in Thousands)

Commercial, financial, &       3,095     4,095     4,441    4,281     4,390
agricultural
Real estate-mortgage          32,622    30,976    28,861   24,643    22,370
Mortgage Loan Held for             0         0         0        0         0
Resale
Personal Loans                 3,917     2,845     3,006    5,106     5,731
Credit cards-Visa,            16,547    18,585    21,785   20,302    25,265
MasterCard
Credit cards-Proprietary       1,745     2,429     3,510    2,931    11,344
Overdrafts                       159       128       154      359       207
  Loans                       58,085    59,058    61,757   57,622    69,307
Less:
 Unearned income                 358       277       215        2         9
 Deferred loan fees                0         0         0        0         0
(costs), net
Allowance for possible         1,800     1,800     1,800    1,800     1,500
loan
losses
 Loans, net                  $55,927   $56,981   $59,742  $55,820   $67,798

     Total loans, which include loan loss reserves and unearned interest, decreased $1,053,000 or 1.85% to $55,927,000 at December 31, 2000 from
$56,981,000 at December 31, 1999. This decrease was primarily attributable to the decrease in the Company's commercial loans of $1,000,000 or 24.42%, a decrease in the credit card portfolio of $2,722,000 or 12.95% which is offset by an increase in real estate loans of $1,646,000 or 5.31%, an increase in personal loans of $1,072,000 or 37.68% over December 31, 1999 total loans.

     Total loans decreased $2,761,000 or 4.62% to $56,981,000 at December 31, 1999 from $59,742,000 at December 31, 1998. This decrease was primarily attributable to the decrease in the Company's credit card portfolio of $4,282,000 or 16.93%, which was offset by an increase in real estate loans of 2,114,000 or 7.33%.

     The following table shows the maturity distribution and interest rate sensitivity of the Company's loan portfolio:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

                                    December 31, 2000
                                       Maturing
                           Within     One To      Over
                             One     5 Years     5 Years   Total
                            Year
                                    (Dollars in Thousands)
Loan Maturity by
Type
Commercial, financial and
 agricultural                2,089         1,002        4   3,095
Real estate construction,
land
 and land                   18,317        11,363    2,587  32,267
development
All other loans             19,326         3,019       20  22,365
    Total                  $39,732       $15,384   $2,611 $57,727


Rate Sensitivity of Loans
Loans:
 Fixed rate loans           36,990        15,384    2,611  54,985
 Variable rate               2,693             0        0   2,693
loans
 Non-Accrual Loans              49             0        0      49
    Total                  $39,732       $15,384   $2,611 $57,727

Nonperforming Assets
     Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
     Nonperforming assets decreased $190,000 or 14.46% at December 31, 2000, to $1,123,000 from $1,314,000 December 31, 1999. At December 31,
2000 there were no restructured loans.
     Nonperforming assets decreased $123,000 or 8.55% at December 31, 1999, to $1,314,000 from $1,438,000 December 31, 1998. At December 31,
1999 there were no restructured loans.
     Since 1996, the ratio of past due loans to total loans has decreased from 3.31% to .66%. During that time, the Company significantly reduced its ratio of nonperforming assets to loans and ORE from a high of 2.87% of total loans at December 31, 1996, to a low of 1.97% at December 31, 2000.

     When a loan is classified as nonaccrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2000, the gross amount of interest income that would have been recorded on nonaccrual loans at December 31, 2000, if all such loans had been accruing interest at the original contract rate, was $4,298.

TABLE 9 Nonperforming Assets


                                                 December 31,
                                2000      1999      1998     1997      1996
                                      (Dollars in Thousands)
Nonaccrual Loans                  49        40        81       83       316
Restructured Loans                 0         0         0        0         0
Other Real Estate Owned        1,074     1,274     1,357    1,473     1,723
  Total Nonperforming         $1,123    $1,314    $1,438   $1,556    $2,039
Assets
Loans past due 90 days or        367       528       852    1,257     2,295
more
Ratio of past due loans to     0.66%     0.93%     1.42%    2.18%     3.31%
loans
Ratio of nonperforming assets to
loans
 and other real estate         1.97%     2.26%     2.34%    2.63%     2.87%
owned

Impaired Loans
     A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collectability concerns.
     Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
     For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
     If the measure of the impaired loan is less that the recorded investment in the loan, including accrued interest net deferred loan fees or costs, and unamortized premium or discount, the Bank recognizes the impairment.
     The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
     When the Bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
     As of December 31, 2000 and 1999, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

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

     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 15.01% to $2,996,000 at December 31, 2000 from $3,525,000 at December 31, 1999.

     Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

Other Real Estate
     The Bank's ORE category has also been affected by the depressed economic conditions in Louisiana. This was coupled with the adverse impact the Bank encountered with the merger in 1988, whereby the Bank inherited over $2,500,000 in ORE properties.
     These properties, which are held for sale, are recorded on the Bank's records, at cost, adjusted to the lower of current appraised value. Any difference is charged to the allowance for loan losses in the year of foreclosure. Any subsequent writedowns and income and expenses associated with ORE are included in the income and expense of the Bank.
     ORE totaled $1,074,000 at December 31, 2000, $1,274,000 at December
31, 1999, and $1,357,000 at December 31, 1998.   There was one new parcel
added in 2000.
     During the fiscal year 2000 the Bank sold 2 parcels of ORE totaling $31,000 as compared to 3 parcels sold in 1999 totaling $168,000 and 2 parcels totaling $116,000 in 1998. Historically the Bank has always sold ORE parcels for a net gain, $13,000 in 2000, $27,000 in 1999, and $20,000 in 1998. The costs associated with the sales of ORE are minimal as compared to the gains, $0 in 2000, $3,000 in 1999, and $1,000 in 1998.
     The Bank annually obtains a current appraisal from a qualified appraiser as to the fair market value of all ORE properties and adjusts the book value accordingly. Management voluntarily recognizes any writedown due to reductions in the fair market value upon receipt of the appraisal.
     Below is a schedule of all ORE parcels held as of December 31, 2000, which are in excess of $50,000:

TABLE 10 Other Real Estate Over %50,000

                            Date      Book    AppraisalAppraisal
Address                   Acquired    Value     Date    Amount
                             (Dollars in Thousands)
123-125 Carondelet         01/17/91       423 02/01/00       460
617 N. Broad               09/24/91       391 10/01/99       605
27 Audubon Blvd            09/24/91       260 10/17/00       515

                                       $1,074


     In addition, any expenditure such as maintenance and repairs, etc. is recognized during the year in which it occurred. The net gain(cost)of operation of ORE totaled ($32,000) in 2000, ($32,000) in 1999, ($100,000)
in 1998. The following table reflects a breakdown of the income and expense amounts related to ORE operations:

TABLE 11 Other Real Estate Income/Expense
                                         2000     1999      1998
                                  (Dollars in Thousands)
ORE Income
Rental Income                               3        9        13
Gain on Sales                              13       27        20
Total Income                               16       36        33

ORE Expenses
Maintenance, Repairs, Upkeep &             15       20        40
Security
Real Estate Fees, Advertising &             5        7         6
Appraisals
Insurance                                  10       18        49
Sheriff Sale                                3        0         0
Legal Fees                                  1        4        20
Taxes                                      14       13        18
Writedowns                                  0        6         0
Loss on Sale                                0        0         0
Total Expenses                             48       68       133

Net Gain or Loss                        ($32)    ($32)    ($100)

Allocation of Allowance for Possible Loan Losses
     Allocation of the allowance for loan losses is based primarily on previous credit loss experience, adjusted for changes in the risk characteristics of each category. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of loan categories in which losses may ultimately occur.

Table 12 Allocation of Allowance for Possible Loan Losses
                      December 31,       December 31,      December 31,
                          2000               1999             1998
                     Allowance   % *   Allowance    % *   Allowance    % *
(Dollars in Thousands)
Commercial,
financial
and agricultural           330 61.49%         324 55.53%         314  53.92%
Real Estate-                 -      -           -      -           -       -
Construction
Real Estate-Mortgage         -      -           -      -           -       -
Consumer Installment        124 6.70%         103  8.89%          99  5.12%
Credit Cards             1,346 31.81%       1,373 35.58%       1,387  40.96%
Unallocated                  -      -           -      -           -       -
     Total               1,800              1,800              1,800

                      December 31,       December 31,
                          1997               1996
                     Allowance   % *   Allowance    % *
(Dollars in Thousands)
Commercial,
financial
and agricultural           285 50.20%         263 33.61%
Real Estate-                 -      -           -      -
Construction
Real Estate-Mortgage         -      -           -      -
Consumer Installment       110 9.48%         118  8.57%
Credit Cards             1,405 40.32%       1,119 52.82%
Unallocated                  -      -           -      -
     Total               1,800              1,500

* Percentage of respective loan type to total loans.

Investment Securities
     The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Company's Board of Directors reviews the policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. The Investment securities totaled $3,400,000 at December 31, 2000, $3,400,000 at December 31, 1999, and $4,800,000 at December 31, 1998. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the Company's securities portfolio was one year or less at December 31, 2000. At December 31, 2000 securities classified as available-for-sale were $388,000 and $367,000 at December 31, 1999. The gross unrealized holding gains on these securities at December 31, 2000 was $99,000 after taxes compared to net unrealized holding gains of $272,000 after taxes at December 31, 1999.
     At December 31, 2000, the Company classified all of its U. S. Treasury securities and obligations of U.S. government corporations and federal agencies as held-to-maturity.

     The following table sets forth the carrying and approximate market values of investment securities for the last three years:

TABLE 13 Investment Securities

                                       December 31,
                           2000           1999            1998
                      Amortized   Fair  Amortized   Fair  Amortized  Fair
                        Cost     Value  Cost       Value   Cost      Value
                                     (Dollars in Thousands)
U.S. Treasury securities and
 obligations of U.S. government
 corporations and        2,982  2,984     3,004   3,000     4,498   4,514
agencies
Other investments          291    388        90     367        90     291
    Total               $3,273 $3,372    $3,094  $3,367    $4,588  $4,805

TABLE 14 Securities Maturities and Yields

                                              December 31, 2000
                                             Amortized   Fair   Average
                                               Cost     Value   Yield (2)
Available-for-Sale
U.S. Treasury securities
and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or                                    -        -
less
Due 1-5 years                                        -        -
    Total                                            -        -        -

Held-to-Maturity
U.S. Treasury securities
and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or                                 2,982    2,984   4.59%
less
Due 1-5 years                                        0        0   0.00%
    Total                                       $2,982   $2,984   4.59%

(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

     Included in Investment Securities are equity securities acquired through foreclosure, which have no maturity date. Below is a table of these securities at December 31,2000 (dollars in thousands):

TABLE 15 Other Securities


Mississippi River Bank       299,860
Liberty Financial             68,100
Services, Inc.
New Orleans SBIDCO, Inc.      20,000

 Total Other Securities     $387,960

Deposits
     Total deposits decreased $5,391,000 or 5.95% to $85,164,000 at December 31, 2000 from $90,555,000 at December 31, 1999. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 7.78% in 2000. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 15.19% in 2000.
     Total deposits decreased $4,028,000 or 4.26% to $90,555,000 at December 31, 1999 from $94,583,000 at December 31, 1998. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits increased 2.48% in 1999. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, increased 1.62% in 1999.

     Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 39.89% of average core deposits in 2000 compared to 38.10% of average core deposits in 1999.
     The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 16 Selected Statistical Information


                                           December 31,
                             2000           1999         1998
                           Average         Average         Average
                           Amount   Rate   Amount   Rate   Amount  Rate
                                    (Dollars in Thousands)
Noninterest-bearing         $34,479 N/A    $34,670 N/A    $33,729 N/A
Deposits
Interest-bearing Demand      18,229 1.58%  19,873 1.67%  18,109  2.20%
Deposits
Savings Deposits             25,415 2.93%  26,704 2.94%  26,381  3.06%
Time Deposits                 9,763 3.91%  11,583 4.49%  11,879  4.79%
   Total Average Deposits   $87,886       $92,830       $90,098

     The composition of average deposits for the last three years are presented below:

TABLE 17 Deposit Composition


                                            December 31,
                               2000        1999           1998
                                    (Dollars in Thousands)

                          Average   % of     Average   % of     Average  % of
                         Balances  Deposits Balances  Deposits Balances Deposits
Demand, noninterest-         34,479 39.23%    34,670 37.35%    33,729 37.44%
bearing
NOW accounts                 13,360 15.20%    14,091 15.18%    13,295 14.76%
Money market deposit          4,869 5.54%      5,782  6.23%     4,814  5.34%
accounts
Savings accounts             25,415 28.92%    26,704 28.77%    26,381 29.28%
Other time deposits           8,312 9.46%      9,760 10.51%    10,481 11.63%
Total core deposits          86,435 98.35%    91,007 98.04%    88,700 98.45%
Certificates of deposit of
   $100,000 or more           1,451 1.65%      1,823  1.96%     1,398  1.55%
Total deposits              $87,886 100.00%  $92,830 100.00%  $90,098 100.00%

     The following table sets forth maturity distribution of Time
Deposits of $100,000 or more for the past three years:

TABLE 18 Maturity Distribution of Time Deposits $100,000 or More


                                                  December 31,
                                              2000      1999     1998
                                             (Dollars in Thousands)
Three months or less                          801       633      614
After three months through one year           400       851      830
After one year through three years              0       200      200
    Total                                  $1,201    $1,684   $1,644

Other Assets and Other Liabilities
     The following are summaries of other assets and other liabilities for the last three years:

TABLE 19 Other Assets & Other Liabilities


                                            December 31,
                                         2000      1999     1998
                                       (Dollars in Thousands)
Interest Receivable                        64       108      213
Prepaid Expenses                          358       314      296
Accounts Receivable                       254     1,122      364
Cash Surrender Value                      411       394      393
Other Assets                               39        31       45
   Total Other Assets                  $1,126    $1,969   $1,311




                                            December 31,
                                         2000      1999     1998
                                       (Dollars in Thousands)

Accrued Expenses Payable                  229       228      150
Accounts Payable                            0         0        0
Deferred Membership Fees                   40        53       64
Blanket Bond Fund                          50        50       50
Other Liabilities                         698       920       85
   Total Other                         $1,017    $1,251     $349
Liabilities

Borrowings
     The Company's long-term debt is comprised primarily of debentures. Each $500 debenture is secured by a pledge of 40.79 shares of the Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $1,000,000 with a correspondent bank and also has a commitment from an upstream correspondent that will increase our Federal Funds line of credit over and above the normal amount by pledging unused securities. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

Shareholders' Equity
     Shareholders' equity increased $393,000 or 7.37% to $5,722,000 at December 31, 2000 from $5,329,000 at December 31, 1999. This increase in shareholders' equity since December 31, 2000, was attributable to $379,000 in net income and an increase in accumulated other comprehensive income of $14,000.
     Shareholders' equity increased $144,000 or 2.77% to $5,329,000 at December 31, 1999 from $5,185,000 at December 31, 1998. This increase in shareholders' equity since December 31, 1998, was attributable to $94,000 in net income and an increase in accumulated other comprehensive income of $50,000.

     The leverage ratio (Tier 1 capital to total assets) at December 31, 2000, was 7.81% compared to 6.80% at December 31, 1999, which are compared to the minimum capital requirement of 4.00%.

     The leverage ratio (Tier 1 capital to total assets) at December 31, 1999, was 6.80% compared to 6.89% at December 31, 1998, which are compared to the minimum capital requirement of 4.00%.
     At December 31, 2000, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 12.27, and the risk based capital ratio was 13.54%.
     At December 31, 1999, the Company's Tier 1 risk based capital ratio was 10.50, and the risk based capital ratio was 11.77%.
     The ratio of average shareholders' equity to average assets was 5.83% in 2000, 4.81% in 1999, and 5.51% in 1998.


Supervision and Regulation Enforcement Action

     The Bank is currently subject to an enforcement action from its primary regulators, the Federal Deposit Insurance Corporation (FDIC), and the Office of Financial Institutions (OFI), in the form of a Memorandum of Understanding. See Note X "Regulatory Matters."

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     LaPorte, Sehrt, Romig and Hand, Certified Public Accountants perform all audit services for the Company and the subsidiary. The same firm will be retained to perform audit services in 2001.

Item 10 Directors and Executive Officers of the Company


                                                                  Principal
                                                                  Occupation
                                                                  For
                        Company Stock Beneficially Owned          Last Five
                                                                  Years
                                Common              Preferred     If Not With
Name (Age)        Position      Number Percent   Number Percent   The Company
                  Held
G. Harrison Scott Director;     58,480 32.64%    104,798 4.55%     N/A
(77)              Chairman of the
                  Board of the
                  Company and the Bank

James A. Comiskey Director;     36,559 20.41%(1) 101,520 4.41%     N/A
(74)              President of the
                  Company and the Bank

Douglas A.        Director of    2,740 1.53%(2)   18,537    (*) President,
Schonacher        the
(70)              Company and the Bank                          V.I.P. Dist.

Gordon A. Burgess Director of    1,015   (*)      36,164  1.57% President,
                 the
(67)              Company and the Bank                          Tangipahoa
                                                                Parish Council

Lionel J. Favret, Director of      571   (*)      31,656  1.38% Retired
Sr.               the
(89)              Company and the Bank

Leland L. Landry  Director of    3,800 2.12%       2,387    (*) President,
                  the
(74)              Company and the Bank                          Landry Realty

Edward J. Soniat  Director of    9,495 5.30%     249,448 10.83% President,
                 the
(88)              Company and the Bank                          Blaise
                  and Secretary of the                          Parking
                  Company                                       Enterprise
                                                                Corp.

Non-Director Executive
Officers

Peggy L.         Treasurer        50   (*)      2,772   (*)     N/A
Schaefer         of
(49)             the Company and
                 Senior Vice President, and
                 Chief Financial Officer of the
                 Bank

All Directors & Executive    112,710 62.92%   547,282 23.77%
Officers as a group (8 persons)

(*) Represents less than 1% of the shares outstanding.

(1) Includes 47 common shares and 2,661 preferred shares owned by Director Comiskey's spouse.
(2) Includes 2,525 common shares and 9,213 preferred shares owned by Director Schonacher's spouse.

     Directors of the Company each serve for a term of one year.
     Messrs. Scott, Comiskey, Favret, and Soniat have served as directors since 1981. Messrs. Burgess, Landry, and Schonacher have served as directors since 1988. Mr. Scott has served as Chairman of the Board of the Company since 1981. Mr. Soniat has served in his capacity as Secretary of the Company since 1988. Ms. Schaefer has served in her capacity as Treasurer of the Company since 1988 and as a Bank officer since 1983.
     No family relationships exist among the current directors or executive officers of the Company or the Bank, and, except for service as directors of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.
     The Company does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.

Item 11 Executive Compensation
     The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director, other than Messrs. Scott and Comiskey, an honorarium for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of $400, $300, and $300, respectively.
     From October 1, 1990, through June 30, 1992, the director-recipients loaned these honorariums to the Company. The total amount loaned to the Company since October 1, 1990, and as of December 31, 2000, was $545,652, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.

     The following table sets forth compensation for the Bank's executive officers for the calendar years 2000, 1999, and 1998:


                        Annual Compensation


                                       Other
                                       Annual        All Other
Name and Principal  Year   Salary      Compensation  Compensation
Position                     ($)            ($)        ($)

G. Harrison Scott,   2000     89,800     41,000       19,494
Chairman of the      1999     93,254     41,000       19,494
Board                1998     89,800     20,500       19,494

James A. Comiskey,   2000     89,800     41,000       19,000
President            1999     93,254     41,000       19,000
                     1998     89,800     20,500       19,000


     In addition to the cash compensation shown in the foregoing table, the Bank provides an automobile and certain club memberships for Messrs. Scott and Comiskey. The Bank also provides life insurance policies for Messrs. Scott and Comiskey. Upon the death of the insured, the Company is entitled to receive, from the death proceeds, all of the premiums it has paid for such policy, but in no event more than $150,000 per man, with the remaining death benefit being paid to the named beneficiary.
The Bank
has also provided Messrs. Scott and Comiskey with life insurance policies in which each is entitled to name their own respective beneficiaries.
The cost of these benefits borne by the Bank in 2000 were $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy as reflected in the "All Other Compensation" column in the foregoing table.

Committees of the Board of Directors of the Company and the Bank

     During fiscal year 2000, the Board of Directors of the Company held a total of 5 meetings, and the Board of Directors of the Bank held a total of 12 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served. Neither the Board of Directors of the Company nor the Bank has a standing compensation committee or committee performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing function.
     The Board of Directors of the Bank has an Audit and Finance
Committee. This committee also serves as the Audit and Finance Committee for the Company. It is a five-member body consisting of three permanent members and two rotating members. The permanent members are Messrs.
Favret (chairman), Landry, and Soniat. The two rotating members are Messrs. Burgess, and Schonacher.
     By its charter, this committee meets monthly on the first Tuesday of the month. The Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charge offs. The Audit and Finance Committee met
12 times in 2000.
     The Audit and Finance Committee discloses the following:
          1. They have reviewed and discussed the audited financial statements with management, and with the independent auditors.
          2. They have received a letter and written disclosure from the independent auditors, and have discussed the independence of the auditors.
          3. They have recommended to the Board of Directors that the financial statements prepared by the independent auditors be included in the Annual Report.

     The Bank also has an Executive Committee consisting of five permanent members and two rotating members. The permanent members of the Executive Committee in 2000 were Messrs. Scott (chairman), Comiskey, Favret, Soniat, and Burgess, and the rotating members were selected from Messrs. Landry, and Schonacher. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 26 times in 2000.

Item 12 Security Ownership Of Certain Beneficial Owners and Management

     As of December 31, 2000, the following persons were known to be the beneficial owners of more than 5% of the Company's stock.


Name & Address Of  Title Of            Amount                 Percent
                                     Beneficially
Beneficial Owners  Class               Owned                 Of Class
G. Harrison Scott  Common                58,480                32.64%
55481 Hwy. 433     Preferred            104,798                 4.55%
Slidell, LA  70461

James A. Comiskey  Common                36,559 (1)            20.41%
1100 City Park     Preferred            101,520                 4.41%
Ave.
New Orleans, LA 70119

Edward J. Soniat   Common                 9,495                 5.30%
49 Oriole Street   Preferred            249,448                10.83%
New Orleans, LA 70124

  (1) Includes 47 common shares and 2,661 preferred shares owned by Director Comiskey's spouse.

Item 13 Certain Relationships and Related Transactions
     The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features.
     The aggregate amount borrowed by all officers, directors, and their associates totaled $817,717 at December 31, 2000 and the highest aggregate amount borrowed during the year totaled $1,449,672. These aggregate amounts represented 10.77% and 19.09% of the total capital of the Bank, respectively.
     On September 30, 1991, the Bank purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500. The building serves as the Bank's main office. The purchase was financed by a loan from Mr. Soniat to the Company, which in turn sold the building to the Bank. As of December 31, 2000, there was a balance of $62,073 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured on September 30, 1996, however, Mr. Soniat agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis, which unless changed, would fully amortize such loan on September 30, 2006.
     The Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2000, 1999 and 1998 totaled $478,970, $490,244, and $479,388 respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended December 31, 2000, 1999 and 1998.

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          BOL BANCSHARES, INC.
                              & SUBSIDIARY

                            December 31, 2000





                     Audits of Financial Statements

                            December 31, 2000
                                   and
                            December 31, 1999

To the Board of Directors
BOL Bancshares, Inc.
 & Subsidiary
                      Independent Auditor's Report

      We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The Company had excluded from income in the accompanying consolidated income statement for the year ended December 31, 1999, an amount received from litigation settlement, that in our opinion, should have been included to conform with generally accepted accounting principles. This settlement has been included in the consolidated income statement for the year ended December 31, 2000. If the settlement was accounted for properly, other liabilities would be decreased by $201,292, deferred tax assets would be decreased by $68,440, retained earnings would be increased by $132,852 as of December 31, 1999, and net income would be increased by $132,852 ($.75 per share), for the year then ended. In addition, net income for the year ended December 31, 2000, would be decreased by $132,852 ($.75 per share).

      In our opinion, except for the effects of not including the amount received from litigation settlement, as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.




                                    A Professional Accounting Corporation
                                    /s/ LAPORTE, SEHRT, ROMIG & HAND
Metairie, LA
January 15, 2001



                  A Professional Accounting Corporation
   110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958
                     (504)835-5522 FAX (504)835-5535
724 East Boston Street Covington, LA 70433(504)892-5850 FAX (504)892-5956
         E-Mail Address:  laporte@laporte.com  Internet Address:
                         http://www.laporte.com/
Member of AICPA Division for CPA Firms-Private Companies Practice Section
                                   and
                          SEC Practice Section
                Affiliation with CPAmerica International


                       BOL BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                       December 31,
                                                     2000       1999
Cash and Due from Banks
  Non-Interest Bearing Balances and Cash          $ 4,909,060 $  8,703,964
Federal Funds Sold                                 25,905,000   24,785,000
Investment Securities
  Securities Held-to-Maturity (Fair Value of
$2,984,427 in 2000 and $2,999,061 in 1999)          2,981,849    3,003,546
  Securities Available-for-Sale, at Fair Value        387,960      366,545
Loans - Less Allowance for Loan Losses of
$1,800,000 in 2000 and 1999, and Unearned Discounts
  of $358,437 in 2000 and $276,804 in 1999         55,926,682   56,980,651
Property, Equipment and Leasehold Improvements
(Net of Depreciation and Amortization)              2,131,262    2,540,585
Other Real Estate                                   1,074,012    1,274,013
Other Assets                                        1,126,435    1,968,500
Deferred Taxes                                        210,740      382,308
Letters of Credit                                      53,980      103,888


                                                  $94,706,980 $100,109,000

The   accompanying  notes  are  an  integral  part  of  these   financial
statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,
                                                  2000        1999
LIABILITIES
Deposits
  Non-Interest Bearing                        $34,030,683   $35,305,878
  Interest Bearing                             51,133,401    55,249,817
Notes Payable                                   2,225,827     2,232,528
Other Liabilities                               1,017,113     1,251,449
Accrued Litigation Settlement                           0       150,000
Letters of Credit Outstanding                      53,980       103,888
Accrued Interest                                  524,194       486,363

Total Liabilities                              88,985,198    94,779,923

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
  2,302,811 Shares Issued and
    Outstanding in 2000 and 1999                2,302,811     2,302,811
Common Stock - Par Value $1
  179,145 Shares Issued and
   Outstanding in 2000 and 1999                   179,145       179,145
Accumulated Other Comprehensive Income            196,917       182,783
Capital in Excess of Par - Retired Stock           14,888        14,888
Retained Earnings                               3,028,021     2,649,450

Total Stockholders' Equity                      5,721,782     5,329,077


                                              $94,706,980  $100,109,000

                    BOL BANCSHARES, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                               For the Years Ended
                                                   December 31,
                                            2000       1999       1998
INTEREST INCOME                          $9,357,443 $9,348,210 $9,813,783

INTEREST EXPENSE                          1,630,450  1,846,456  1,986,681

    Net Interest Income                   7,726,993  7,501,754  7,827,102

PROVISION FOR (RECOVERY OF)
  LOAN LOSSES                               308,194  (154,231)  1,085,625

    Net Interest Income After Provision
      for Loan Losses                     7,418,799  7,655,985  6,741,477

OTHER INCOME
  Service Charges on Deposit Accounts     1,125,943  1,228,330  1,318,419
  Other Non-Interest Income                 847,275    906,224    930,992
  Reversal of Litigation Settlement         150,000          0          0

    Total Other Income                    2,123,218  2,134,554  2,249,411

OTHER EXPENSES
  Salaries and Employee Benefits          4,327,373  4,148,212  3,669,949
  Occupancy Expense                       1,969,464  1,978,669  1,956,172
  Loss on Litigation                              0          0     50,000
  Other Non-Interest Expense              2,696,115  3,523,229  3,447,384

    Total Other Expenses                  8,992,952  9,650,110  9,123,505

INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE (BENEFIT)              549,065    140,429  (132,617)

INCOME TAX EXPENSE                          170,494     46,272     95,650

NET INCOME (LOSS)                          $378,571    $94,157 ($228,267)

EARNINGS (LOSS) PER SHARE OF
COMMON STOCK                                  $2.11      $0.53    ($1.27)

The   accompanying  notes  are  an  integral  part  of  these   financial
statements.

                    BOL BANCSHARES, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                 For the Years Ended
                                                     December 31,
                                              2000     1999       1998
NET INCOME (LOSS)                           $378,571   $94,157 ($228,267)

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
  Unrealized Holding Gains on
    Investment Securities Available-for-
      Sale, Arising During the Period         14,134    49,596    133,806

  Less:  Reclassification Adjustment for
    Gains Included in Net Income                   0         0       (50)

OTHER COMPREHENSIVE INCOME                    14,134    49,596    133,756

COMPREHENSIVE INCOME (LOSS)                 $392,705  $143,753  ($94,511)

The   accompanying  notes  are  an  integral  part  of  these   financial
statements.

                         BOL BANCSHARES, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Accumulated Capital In
                                              Other    Excess of
                        Preferred Common  Comprehensive   Par     Retained
                          Stock   Stock      Income     Retired   Earnings    Total
                                                         Stock
BALANCE - December 31, $2,302,811 $179,145   ($569)  $14,888 $2,783,560 $5,279,835

Other Comprehensive Income,
  Net of Applicable Deferred
  Income Taxes                               133,756          -
                       -         -                              -          133,756

Net (Loss) for the Year                            -          -
1998                    -         -                              (228,267)  (228,267)

BALANCE - December 31,                       133,187     14,888
1998                    2,302,811 179,145                        2,555,293  5,185,324

Other Comprehensive Income,
  Net of Applicable Deferred
  Income Taxes                                49,596          -
                       -         -                              -          49,596

Net Income for the Year                            -          -
1999                    -         -                              94,157     94,157

BALANCE - December 31,                       182,783     14,888
1999                    2,302,811 179,145                        2,649,450  5,329,077

Other Comprehensive Income,
  Net of Applicable Deferred
  Income Taxes                                14,134          -
                       -         -                              -          14,134

Net Income for the Year                            -          -
2000                    -         -                              378,571    378,571

BALANCE - December 31, $2,302,811 $179,145   $196,917   $14,888 $3,028,021 $5,721,782

The accompanying notes are an integral part of these financial statements.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For The Years Ended
                                                      December 31,
                                                2000      1999       1998
OPERATING ACTIVITIES
  Net Income (Loss)                           $378,571    $94,157 ($228,267)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by (Used in) Operating Activities:
    Provision for (Recovery of) Loan Losses    308,194  (154,231) 1,085,625
    Depreciation and Amortization Expense      510,066    540,745   454,298
    Amortization of Investment Security          3,546     18,220     2,170
Premiums
    Accretion of Investment Security           (3,833)    (2,263)  (20,221)
Discounts
    Decrease in Deferred Income Taxes          164,287     46,272    95,651
    Gain on Sale of Other Real Estate         (13,114)   (27,206)  (19,733)
    (Increase) Decrease in Other Assets        830,987  (657,181) 1,223,789
    Increase (Decrease) in Other Liabilities, Accrued
      Interest and Accrued Loss Contingency  (346,506)    126,387   670,271

        Net Cash Provided by (Used in)
          Operating Activities               1,832,198   (15,100) 3,263,583

INVESTING ACTIVITIES
  Proceeds from Available-for-Sale
Securities
    Released at Maturity                      -             -     1,000,000
  Proceeds from Held-to-Maturity Investment Securities
    Released at Maturity                     5,917,843  4,500,000 5,500,000
  Purchases of Held-to-Maturity Investment  (5,895,858)(3,021,562) (501,250)
Securities
  Proceeds from Sale of Property and               244        410       858
Equipment
  Purchases of Property and Equipment         (89,909)  (576,000) (263,313)
  Proceeds from Sale of Other Real Estate      244,500    168,000   136,000
  Purchases of Loans                         (418,500)  (764,353)(4,792,309)
  Net (Increase) Decrease in Loans           1,132,890  3,621,850 (216,033)

        Net Cash Provided by Investing         891,210  3,928,345   863,953
Activities

The accompanying notes are an integral part of these financial statements.

                     BOL BANCSHARES, INC. & SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                          For The
                                                       Years Ended
                                                       December 31,
                                                 2000       1999     1998
FINANCING ACTIVITIES
  Net Increase (Decrease) in Non-Interest Bearing
    and Interest Bearing Deposits            ($5,391,611) ($4,027,417) $642,575
  Proceeds from Issuance of Long-Term Debt     1,753,000          -         -
  Principal Payments on Long-Term Debt        (1,759,701)     (39,859)  (11,121)

     Net Cash Provided by (Used in) Financing
     Activities                               (5,398,312) (4,067,276)   631,454

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                            (2,674,904)   (154,031) 4,758,990


CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                           33,488,964  33,642,995 28,884,005

CASH AND CASH EQUIVALENTS -
  END OF YEAR                                $30,814,060 $33,488,964 $33,642,995


SUPPLEMENTAL DISCLOSURES:
  Additions to Other Real Estate through         $31,385     $62,663        $0
Foreclosure

  Cash Paid During the Year for Interest      $1,592,619  $1,886,062 $1,988,981

  Cash (Paid) Received During the Year for      ($5,000)          $0   $876,831
Income Taxes

  Market Value Adjustment for Unrealized Gain (Loss)
    on Securities Available-for-Sale             $21,415    $75,145    $202,660

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

     MEMBERSHIP FEES
           Membership fees are collected in the month of June and amortized over a twelve-month period using the straight-line method.

     CASH AND DUE FROM BANKS
          The Bank considers all amounts Due from Banks and Federal Funds Sold to be cash equivalents.

           The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,491,885 and $1,595,000 for the years ended December 31, 2000 and 1999, respectively.

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

     ACCOUNTING STANDARDS NOT YET ADOPTED
          Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS 133, is effective for the quarter beginning after June 15, 2000. This statement addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133, which requires all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designation. The Company currently has no derivatives, therefore, adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ACCOUNTING STANDARDS NOT YET ADOPTED (Continued)

          Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.


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

          Under the cost recovery method, the bank does not recognize the gain on the sale of this piece of other real estate or interest income on the loan made to the purchasers, until the total payments made by the purchaser reach certain levels. If all scheduled payments are made in accordance with the loan agreement, the transaction will revert to the full accrual method on January 25, 2001, resulting in recognition of a $686,026 gain and approximately $145,000 in interest income.


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

           The net income (expense) from Other Real Estate totaled ($32,309) in 2000, ($31,640) in 1999, and ($100,058) in 1998.

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D
LOANS

          Major classification of loans are as follows:
                                               December 31,
                                            2000         1999
          Real Estate Mortgages           $32,621,620  $30,960,725
          Commercial                        3,094,802    1,830,551
          Personal                          3,916,773    5,125,223
          Credit Cards                     18,291,947   21,012,608
          Overdrafts                          159,977      128,348

                                           58,085,119   59,057,455
          Unearned Discounts                  358,437      276,804

                                           57,726,682   58,780,651
          Allowance for Loan Losses         1,800,000    1,800,000

                                          $55,926,682  $56,980,651

           The following is a classification of loans by rate and maturity: (Dollar amounts in thousands)

                                               December 31,
                                            2000         1999
          Fixed Rate Loans:
           Maturing in 3 Months or Less      $5,563      $6,800
           Maturing Between 3 and 12 Months  15,271      12,612
           Maturing Between 1 and 5 Years    31,540      33,502
           Maturing After 5 Years             2,969       2,713

                                             55,343      55,627
          Variable Rate Loans:
           Maturing Quarterly or More
           Frequently                         2,599       3,391
           Maturing Between 3 and 12 Months      94        -
           Non-Accrual Loans                     49          40

                                             58,085      59,058
          Less:  Unearned Discount              358         277
          Less:  Allowance for Loan Losses    1,800       1,800

           Net Loans                        $55,927     $56,981

           As of December 31, 2000 and 1999, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D
LOANS (Continued)

            The Bank purchases credit card portfolios occasionally resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2000 and 1999 totaled $93,044 and $290,207, respectively.


NOTE E
     NON-PERFORMING ASSETS
           Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate", and amount to $1,074,012 at December 31, 2000 and $1,274,013 at December 31, 1999.

          Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

          At December 31, 2000, $49,177 of loans were in the non-accrual status and $4,298 of interest was foregone in the year then ended. At December 31, 1999, $39,698 of loans were in the non-accrual status and $1,909 of interest was foregone in the year then ended.


NOTE F
     INVESTMENT SECURITIES
          Carrying amounts and approximate market values of investment securities are summarized as follows:

          Securities held-to-maturity consisted of the following at December 31, 2000:

                                         Gross      Gross
                            Amortized   Unrealized  Unrealized   Fair
                             Cost        Gains      Losses       Value

U.S. Treasury Securities   $2,981,849   $2,578       $ -       $2,984,427


          Securities available-for-sale consisted of the following at December 31, 2000:

                                         Gross       Gross
                            Amortized   Unrealized  Unrealized   Fair
                             Cost        Gains       Losses      Value
Equity Securities            $291,400   $96,560       $-         $387,960

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F
     INVESTMENT SECURITIES (Continued)

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

          The maturities of investment securities at December 31, 2000 are as follows:

                  Securities Held-to-Maturity  Securities Available-for-Sale
                     Amortized      Market        Amortized   Market
                       Cost          Value          Cost       Value

Amounts maturing in:
 One year or less    $2,981,849   $2,984,427     $ 291,400     $387,960

          Securities of $995,212 at December 31, 2000 and $1,101,300 at December 31, 1999 were pledged to secure public funds.


NOTE G
     INCOME TAXES
          The components of the provision for income tax expense are:

                                    2000       1999       1998
          Current                  $ 6,207    $ -        $-
          Deferred                 164,287     46,272    95,650

           Total Provision for
             Income Tax            $170,494  $ 46,272   $95,650

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE G
     INCOME TAXES (Continued)

           A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                    2000       1999       1998

          Computed Tax at the Expected
           Statutory Rate          $186,682  $ 47,746   $(45,090)
           Tax Exempt Income        -          -         139,584
           Other Adjustments       (16,188)   (1,474)      1,156
           Income Tax Expense (Benefit)
             for Operations        $170,494  $ 46,272   $ 95,650

           Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes.
     Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

          There were net deferred tax assets of $210,740 and $382,308 as of December 31, 2000 and 1999, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                              2000        1999
        Deferred Tax Assets:
          Other Real Estate                  $ 41,752   $  28,880
          Allowance for Loan Loss              71,921      -
          Deferred Gain on Sale of
            Other Real Estate                 166,852     166,852
          Accruals not Deductible Until Paid   -           24,025
          Net Operating Loss and Tax Credit
            Carryforward                       77,183     310,713
          Contributions Carryforward           21,181      16,893
          Accrued Litigation Settlement         -          51,000

           Total Deferred Tax Assets          378,889     598,363

        Deferred Tax Liabilities:
          Unrealized Gain on Securities
           FASB 115 Adjustment               (81,680)    (76,772)
          Accumulated Depreciation           (86,469)   (106,418)
          Allowance for Loan Loss               -        (32,865)

           Total Deferred Tax Liabilities    (168,149)  (216,055)

Deferred Tax Assets, Net of Deferred Tax
    Liabilities                              $210,740   $382,308

           The net operating loss carryforwards totaling $88,700 and the tax credit carryforwards totaling $47,025 expire in the years 2014 through 2015.

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE H
     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                December 31,
                                             2000         1999
          Furniture and Equipment        $4,462,555  $4,393,886
          Bank Owned Vehicles                77,357      77,357
          Leasehold Improvements            404,106     383,110
          Land                              468,425     468,425
          Buildings                       1,334,075   1,334,075

                                          6,746,518   6,656,853
Less:    Accumulated Depreciation
            and Amortization              4,615,256   4,116,268

                                         $2,131,262  $2,540,585

          Depreciation and amortization expense aggregated $510,066 in 2000, $540,745 in 1999 and $454,298 in 1998.


NOTE I
     ALLOWANCE FOR LOAN LOSSES
          Changes in the allowance for loan losses were as follows:

                                        For The Years Ended
                                            December 31,
                                    2000       1999       1998
           Balance - January 1   $1,800,000  $1,800,000  $1,800,000
           Provision Charged to:
             Operations             308,194    (154,231)  1,085,625
           Loans Charged Off     (1,146,684) (1,581,595) (1,950,067)
           Recoveries               838,490    1,735,826    864,442

           Balance - December 31 $1,800,000  $1,800,000  $1,800,000

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE J
     STOCKHOLDERS' EQUITY

     PREFERRED STOCK
           8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,302,811 shares issued and outstanding in 2000 and 1999. Preferred stock ranks prior to common stock as to dividends and liquidation.

     COMMON STOCK
           Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2000 and 1999.

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


NOTE K
     EARNINGS PER COMMON SHARE
           Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2000, 1999 and 1998. There was no provision for dividends for the years ended December 31, 2000, 1999 or 1998.


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

                                 2000            1999           1998
Credit Card Arrangements     $62,401,000       $52,025,000   $54,089,000
Commitments To Extend Credit   1,373,000         2,017,293       557,000

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

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE L
     CONTINGENT LIABILITIES AND COMMITMENTS (Continued)
           The Subsidiary Bank in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits. In one such case, the Subsidiary Bank is a defendant in a lawsuit filed by another bank. Outside counsel for the Subsidiary Bank has advised that at this stage in the proceedings he believes the probable outcome to be favorable to Bank of Louisiana. The Subsidiary Bank has filed a counter-claim in this case and believes the suits are without merit and intends to defend vigorously its position.

          The Subsidiary Bank is a defendant in a lawsuit filed by one of its proprietary customers for alleged breach of contract. In 1997, a judgment was rendered against the bank, and accordingly, a provision for loss of $150,000 was charged to operations. During 2000, the subsidiary bank was successful in its appeal, resulting in a reversal of the $150,000 litigation settlement in the accompanying consolidated financial statements for 2000.


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

                                             2000        1999
          Balance - January 1              $986,583    $1,053,824
          New Loans Made and Renewals       463,089        61,524
          Reclassifications                  -            (16,697)
          Repayments and Maturities        (631,955)     (112,068)

          Balance - December 31            $817,717    $  986,583

           The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2000, 1999 and 1998 totaled $478,970, $490,244 and $479,388, respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended December 31, 2000, 1999 and 1998.

           At December 31, 2000 and 1999 amounts due to Officers and Directors of the Company, including accrued interest, totaled $545,652 and $649,781, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2000 and 1999, $140,500 and $196,000, respectively, were to Officers and Directors of the Company (see Note R). Another note payable to Director totaled $62,073 and $68,774 at December 31, 2000 and 1999, respectively, and is also disclosed in Note R.

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE N
     LEASES
           The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2006. Two of the leases are with related parties, as discussed in Note M. In addition, the Subsidiary Bank rents office space on a month-to-month basis from non-related groups. Various pieces of data processing equipment are also leased.

          The total minimum rental commitment at December 31, 2000, under the leases is $2,207,503, which is due as follows:

         December 31,
           2001                                        $663,943
           2002                                         669,295
           2003                                         397,274
           2004                                         393,276
           2005                                          83,715

                                                     $2,207,503

          For the years ended December 31, 2000, 1999 and 1998, $800,947, $792,323 and $805,605 was charged to rent expense, respectively.

           The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2003.

           Minimum future rentals to be received on non-cancelable leases as of December 31, 2000 are:

         December 31,
           2001                                        $ 94,124
           2002                                          39,256
           2003                                          25,976

                                                       $159,356


NOTE O
     LETTERS OF CREDIT
          Outstanding letters of credit were $53,980 and $103,888 as of December 31, 2000 and 1999, respectively.

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE P
     INTEREST BEARING DEPOSITS
          Major classifications of interest bearing deposits are as follows:

                                               December 31,
                                            2000         1999
          NOW Accounts                   $12,738,496  $13,654,393
          Money Market Accounts            5,004,015    5,458,005
          Savings Accounts                24,834,795   25,816,343
          Certificates of Deposit Greater
            Than $100,000                  1,200,954    1,684,337
          Other Certificates of Deposit    7,355,141    8,636,739

                                         $51,133,401  $55,249,817

          The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2000 are as follows: (Dollar amounts in thousands)

Three Months or Less                    $ 801       $ 633
After Three Months Through One Year       400         851
After One Year Through Three Years          -         200

                                        $1,201      $1,684

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

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE R
     NOTES PAYABLE
           The following is a summary of notes payable at December 31, 2000 and 1999:

                                                December 31,
                                            2000         1999
Notes payable to current and past Directors
 of the Company, payable on demand,
 interest at 10%.                           $410,754    $410,754

Notes payable to Director, interest at
 13.5%, maturing September 30, 2006,
 monthly payments of $1,298.                  62,073      68,774

Debentures payable, due July 2003, interest at
 9%, callable at 103%, 102% and 101% of
 face value during the first, second, and third
 years, respectively, following the closing date,
 interest payable semi-annually, each $500
 debenture secured by 40.79 shares of the
 Subsidiary Bank's stock.                  1,753,000   1,753,000

                                          $2,225,827  $2,232,528


          Following are maturities of long-term debt:

            December 31,
               2001                                    $418,417
               2002                                       8,763
               2003                                   1,763,023
               2004                                      11,462
               2005                                      13,109
               Subsequent to 2005                        11,053

                                                     $2,225,827

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE S
     INTEREST INCOME AND INTEREST EXPENSE
          Major categories of interest income and interest expense are as follows:

                                                   December 31,
                                          2000        1999       1998
INTEREST INCOME
  Interest and Fees on Loans:
    Real Estate Loans                   $2,644,013 $2,451,875  $2,423,299
    Installment Loans                      368,048    358,530     390,419
    Credit Cards and Related Plans       3,870,716  4,382,728   4,896,216
    Commercial and all
      Other Loans                          520,616    445,326     502,902
  Interest on Investment Securities -
    U.S. Treasury and Other
    Securities                             170,477    191,231     455,529
  Interest on Federal Funds Sold         1,783,573  1,518,520   1,145,418

                                        $9,357,443 $9,348,210  $9,813,783


INTEREST EXPENSE
  Interest on Time Deposits
    of $100,000 or More               $   60,280  $   78,057  $   61,204
  Interest on Other Deposits           1,353,433   1,558,521   1,711,816
  Interest on Other Borrowed
    Funds                                  7,798       -           1,824
  Interest on Notes Payable              208,939     209,878     211,837

                                      $1,630,450  $1,846,456  $1,986,681

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE T
     NON-INTEREST INCOME AND NON-INTEREST EXPENSES
          Major categories of other non-interest income and non-interest expenses are as follows:

                                                  December 31,
                                           2000        1999       1998
OTHER NON-INTEREST INCOME
  Cardholder and Other Charge Card
    Income                                 $639,894   $672,941   $679,405
  Data Processing and Items Processing            -         75        175
  Other Commission and Fees                  86,248     92,282     87,634
  Other Real Estate Income                   15,702     36,036     32,905
  Other Income                              105,431    104,890    130,873

                                           $847,275   $906,224   $930,992


OTHER NON-INTEREST EXPENSE
  Loan and Charge Card Expenses            $932,617 $1,031,232 $1,005,179
  Communications                            447,126    500,349    565,470
  Stationery, Forms and Supplies            238,946    317,017    302,858
  Professional Fees                         401,413    921,007    741,324
  Insurance and Assessments                  94,809     98,717     92,049
  Advertising                               108,496    102,935    116,638
  Miscellaneous Losses                       22,545     52,977     53,461
  Promotional Expenses                      166,005    178,902    154,636
  Other Real Estate Expenses                 48,010     67,677    132,962
  Other Expenses                            236,148    252,416    282,807

                                         $2,696,115 $3,523,229 $3,447,384

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                    BOL BANCSHARES, INC.
                  CONDENSED BALANCE SHEETS


                                             December 31,
                                            2000       1999
ASSETS
  Due from Banks                           $384,835  $427,889
  Due from Subsidiary                        81,892    99,636
  Securities Available-for-Sale, at Fair    367,960   346,545
Value
  Other Assets                               39,170    19,312
  Investment in Bank of Louisiana         7,593,414 7,128,177

                                         $8,467,271 $8,021,559

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes Payable                          $2,225,827 $2,232,528
  Accrued Expenses                             -           -
  Deferred Taxes                             32,830    25,549
  Accrued Interest                          418,221   365,794
  Shareholders' Equity                    5,790,393 5,397,688

                                         $8,467,271 $8,021,559

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)



                          BOL BANCSHARES, INC.
                       STATEMENTS OF INCOME (LOSS)


                                                     December 31,
                                           2000        1999       1998
INCOME
  Dividend Income - Bank of Louisiana   $        -  $         -  $387,500
  Interest Income                            8,704       13,595    18,223
  Miscellaneous Income                      59,972       12,760         0

                                            68,676       26,355   405,723
EXPENSES
  Interest                                 208,939      209,878   211,837
  Other Expenses                            12,675       15,570    35,218

                                           221,614      225,448   247,055

INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  (LOSS) OF SUBSIDIARY                   (152,938)    (199,093)   158,668

  Equity in Undistributed
   Earnings (Loss) of Subsidiary           465,237      222,521 (262,939)

INCOME (LOSS) BEFORE
  INCOME TAX BENEFIT                       312,299       23,428 (104,271)

INCOME TAX BENEFIT                          66,272       70,728    77,803

NET INCOME (LOSS)                         $378,571      $94,156 ($26,468)

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE U
     CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


                            BOL BANCSHARES, INC.
                          STATEMENTS OF CASH FLOWS


                                                         December 31,
                                                 2000       1999      1998
OPERATING ACTIVITIES
Net Income (Loss)                               $378,571   $94,156 ($26,468)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by (Used in) Operating Activities
    Equity in Undistributed (Earnings)
      Loss of Subsidiary                       (465,237) (222,521)   262,939
  Net (Increase) Decrease in Other Assets       (19,858)    12,648   889,478
  Net Increase (Decrease) in Other                52,427  (34,879)    38,060
Liabilities

      Net Cash Provided by (Used in)
       Operating Activities                     (54,097) (150,596) 1,164,009

INVESTING ACTIVITIES
  Investment in Available-for-Sale Securities         -        -    (271,400)

     Net Cash Used in Investing Activities            -        -    (271,400)

FINANCING ACTIVITIES
  Repayments of Advances from Subsidiaries            -        -    (791,065)
  (Increase) Decrease in Due From Subsidiary      17,744    19,102   (77,803)
  Proceeds from Issuance of Long-Term Debt     1,753,000       -         -
  Repayment of Long-Term Debt                 (1,759,701)  (39,858)  (11,122)

    Net Cash Provided by (Used in) Financing      11,043   (20,756) (879,990)
Activities

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                         (43,054) (171,352)    12,619

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                              427,889   599,241   586,622

CASH AND CASH EQUIVALENTS -
END OF YEAR                                     $384,835  $427,889  $599,241

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE V
     CONCENTRATIONS OF CREDIT
           All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note
     D. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE W
     COMPREHENSIVE INCOME
           Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2000, 1999 and 1998. The following represents the tax effects associated with the components of comprehensive income:

                                                  December 31,
                                           2000         1999       1998
Gross Unrealized Holding Gains
  Arising During the Period                  21,415       75,145  202,736
Tax (Expense)                               (7,281)     (25,549) (68,930)
                                             14,134       49,596  133,806

Reclassification Adjustment for
  Gains Included in Net Income                    -            -     (76)
Tax Benefit                                       -            -      26
                                                  -            -     (50)

Net Unrealized Holding Gains
  Arising During the Period                 $14,134      $49,596 $133,756

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

           While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the Memorandum of Understanding, although at December 31, 1999 their Tier I leverage capital ratio fell below the seven percent threshold to 6.80%. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied with in the specified time periods.

           As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

           At December 31, 2000, the Bank is required to have a minimum Tier I leverage capital and minimum Tier I and Total capital risk based ratio of 4.00%, 4.00% and 8.00%, respectively. The Bank's actual risk based ratios at that date were 12.27% and 13.54%, respectively. Tier I leverage capital ratios for the Subsidiary Bank were 7.81% for 2000 and 6.80% for 1999.


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

            The   estimated  fair  values  of  the  Company's   financial
instruments are as follows:

                                             December 31, 2000
                                            Carrying      Fair
                                             Amount      Value
          Financial Assets:

        Cash and Short-Term Investments   $30,814,060   $30,814,060
        Investment Securities               3,369,809     3,372,387
        Loans                              57,726,682    57,245,981
        Less:  Allowance for Loan Losses    1,800,000     1,800,000

                                           $90,110,551 $89,632,428

          Financial Liabilities:

            Deposits                       $85,164,084 $85,132,230

          Unrecognized Financial Instruments:

            Commitments to Extend Credit   $1,319,020  $1,319,020
            Commercial Letters of Credit       53,980      53,980
            Credit Card Arrangements       62,401,000  62,401,000

                                          $63,774,000 $63,774,000

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE Y
     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                             December 31, 1999
                                            Carrying      Fair
                                             Amount      Value
          Financial Assets:

        Cash and Short-Term Investments    $33,488,964   $33,488,964
        Investment Securities                3,370,091     3,365,606
        Loans                               58,780,651    58,527,842
        Less:  Allowance for Loan Losses     1,800,000     1,800,000

                                           $93,839,706   $93,582,412

          Financial Liabilities:

            Deposits                       $90,555,695   $90,606,530

          Unrecognized Financial Instruments:

            Commitments to Extend Credit   $1,913,405    $ 1,913,405
            Commercial Letters of Credit      103,888        103,888
            Credit Card Arrangements       52,025,000     52,025,000

                                          $54,042,293    $54,042,293

                    BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE Z
     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
         The following sets forth condensed results of operations for 2000 and 1999 (dollar amounts in thousands, except per share data):

                                          First   Second  Third   Fourth
2000                                     Quarter Quarter Quarter Quarter
Interest Income                           $2,306  $2,349  $2,339  $2,363
Interest Expense                             404     402     401     423
  Net Interest Income                      1,902   1,947   1,938   1,940
Provision for Loan Losses                   (80)     108     122     158
Other Income                                 503     474     482     664
Other Expense                              2,062   2,274   2,231   2,426
Income Tax Expense                           146      13      41    (30)

  Net Income                                $277     $26     $26     $50

Net Income per Common Share (1)
  Basic                                    $1.55   $0.14   $0.14   $0.28
  Dilluted                                 $1.55   $0.14   $0.14   $0.28

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

                                          First   Second  Third   Fourth
1999                                     Quarter Quarter Quarter Quarter
Interest Income                           $2,340  $2,320  $2,477  $2,211
Interest Expense                             470     483     469     424
  Net Interest Income                      1,870   1,837   2,008   1,787
Provision for Loan Losses                     98     327     237   (816)
Other Income                                 534     530     528     543
Other Expense                              2,407   2,481   2,414   2,348
Income Tax Expense                          -        -        -       46

  Net Income                              ($101)  ($441)  ($115)    $752

Net Income per Common Share (1)
  Basic                                  ($0.56) ($2.46) ($0.64)   $4.20
  Dilluted                               ($0.56) ($2.46) ($0.64)   $4.20

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

To the Board of Directors
BOL Bancshares, Inc.
    & Subsidiary

                      Independent Auditor's Report
                      on Supplementary Information

      Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2000 and 1999 appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                    A Professional Accounting Corporation
                                    /s/ LAPORTE, SEHRT, ROMIG & HAND

January 15, 2001


                  A Professional Accounting Corporation
   110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958
                     (504)835-5522 FAX (504)835-5535
724 East Boston Street Covington, LA 70433(504)892-5850 FAX (504)892-5956
         E-Mail Address:  laporte@laporte.com  Internet Address:
                         http://www.laporte.com/
Member of AICPA Division for CPA Firms-Private Companies Practice Section
                                   and
                          SEC Practice Section
                Affiliation with CPAmerica International


                         BANK OF LOUISIANA
                     SUPPLEMENTARY INFORMATION

                            SCHEDULE I
                          BALANCE SHEETS
                          UNCONSOLIDATED

                              ASSETS
                                                     December 31,
                                                    2000     1999
Cash and Due from Banks
  Non Interest Bearing Balances and Cash         $4,909,060 $  8,703,964
Federal Funds Sold                               25,905,000   24,785,000
Investment Securities
  Securities Held-to-Maturity (Fair Value of
   $2,984,427 in 2000
    and $2,999,061 in 1999)                       2,981,849    3,003,546
  Securities Available-for-Sale, at Fair Value       20,000       20,000
Loans:  Less Allowance for Loan Losses of $1,800,000
  in 2000 and 1999 and Unearned Discount of
  $358,437 in 2000 and $276,804 in 1999          55,926,682   56,980,651
Property, Equipment and Leasehold Improvements (Net
  of Depreciation and Amortization)               2,131,262    2,540,585
Other Real Estate                                 1,074,012    1,274,013
Other Assets                                      1,087,265    1,949,188
Deferred Taxes                                      312,182      476,469
Letters of Credit                                    53,980      103,888
                                                $94,401,292  $99,837,304
LIABILITIES
Deposits
  Non-Interest Bearing                          $34,036,725  $35,309,757
  Interest Bearing                               51,512,194   55,673,827
Other Liabilities                                 1,017,114    1,251,450
Letters of Credit Outstanding                        53,980      103,888
Due to Parent                                        81,892       99,636
Accrued Litigation Settlement                           -        150,000
Accrued Interest                                    105,973      120,569

  Total Liabilities                              86,807,878   92,709,127
STOCKHOLDERS'  EQUITY
Common Stock - 143,000 Shares Issued and
Outstanding                                      1,430,000     1,430,000
Surplus                                          4,616,796     4,616,796
Retained Earnings                                1,546,618     1,081,381

  Total Stockholders' Equity                     7,593,414     7,128,177
  Total Liabilities and Stockholders' Equity   $94,401,292   $99,837,304

See independent auditor's report on supplementary information.

                            BANK OF LOUISIANA
                        SUPPLEMENTARY INFORMATION

                               SCHEDULE II
                           STATEMENTS OF INCOME
                              UNCONSOLIDATED

                                                  For The Years Ended
                                                     December 31,
                                               2000     1999       1998
INTEREST INCOME                           $ 9,357,443 $ 9,348,210 $ 9,813,783
INTEREST EXPENSE                            1,430,215   1,650,173   1,793,067

  Net Interest Income                       7,927,228   7,698,037   8,020,716

PROVISION FOR (RECOVERY OF) LOAN LOSSES       308,194    (154,231)  1,085,625

  Net Interest Income After Provision
    For Loan Losses                         7,619,034   7,852,268   6,935,091

OTHER INCOME
  Service Charges on Deposit Accounts       1,125,943   1,228,330   1,318,419
  Other Non-Interest Income                   787,303     893,464     930,992
  Reversal of Litigation Settlement           150,000         -         -
  Gain on Securities                              -           -       201,799

                                            2,063,246   2,121,794   2,451,210
OTHER EXPENSES
  Salaries and Employee Benefits            4,327,373   4,148,212   3,669,949
  Occupancy Expense                         1,969,464   1,978,669   1,956,172
  Loss on Litigation                              -           -        50,000
  Oher Non-Interest Expense                 2,683,440   3,507,660   3,412,166

                                            8,980,277   9,634,541   9,088,287
INCOME BEFORE INCOME
  TAX EXPENSE                                 702,003     339,521     298,014

INCOME TAX EXPENSE                            236,766     117,000     173,453

NET INCOME
EARNINGS PER SHARE
  OF COMMON STOCK                               $3.25       $1.56       $0.87

See  independent  auditor's  report  on  supplementary information.

                           BANK OF LOUISIANA
                       SUPPLEMENTARY INFORMATION

                              SCHEDULE III
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             UNCONSOLIDATED



                                  Accumulated
                                     Other
                         Common  Comprehensive           Retained
                           Stock    Income     Surplus  Earnings   Total
BALANCE - December 31,  $1,430,000    ($569) $4,616,796 $1,121,799 $7,168,026

Net Income for the Year        -         -          -      124,561    124,561
1998

Cash Dividends Declared for
  the Year ($2.71 per          -          -         -     (387,500)  (387,500)
share)

Other Comprehensive Income,
  Net of Applicable Deferred
  Income Taxes                 -        569         -           -         569

BALANCE - December 31,  1,430,000         -   4,616,796    858,860  6,905,656
1998

Net Income for the Year        -          -         -      222,521    222,521
1999

BALANCE - December 31,  1,430,000         -   4,616,796  1,081,381  7,128,177
1999

Net Income for the Year        -          -         -      465,237    465,237
2000

BALANCE - December 31, $1,430,000  $      -  $4,616,796 $1,546,618 $7,593,414
2000

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





                                      BOL BANCSHARES, INC.


                                      /s/ Peggy L. Schaefer
                                        Peggy L. Schaefer
                                           Treasurer


                                             March 27, 2001
                                             Date







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2001.


/s/ Douglas A. Schonacher                   /s/ Gordon A. Burgess
        Director                                   Director

/s/ G. Harrison Scott                       /s/ Lionel J. Favret, Sr.
        Director                                   Director