Form 10-Q
period 2001-03-31
BOL BANCSHARES INC
filed 2001-05-14
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D. C.  20549





						FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended			March 31, 2001


Commission file Number		01-16934


						BOL BANCSHARES, INC.
			(Exact name of registrant as specified in its charter.)



	Louisiana							72-1121561
(State of incorporation)	(I. R. S. Employee Identification No.)



300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)	(Zip Code)



Registrant's telephone number, including area code:   (504) 889-9400



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					YES [X]		NO [ ]

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001.


	Common Stock, $1 Par Value - 179,145.

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

		A. Exhibits
			None

		B. Reports on Form 8-K
			No reports have been filed on Form 8-K
			 during this quarter.

Part I. - Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)


                                          March 31,   Dec. 31,   March 31,
(Amounts in thousands)                        2001       2000        2000


ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash       6,682       4,909       7,552
 Interest Bearing Balances                       -          -             -
Investment Securities
Securities Held to Maturity (Fair Values at
3/31/01, 12/31/00, & 3/31/00 respectively     1,495       2,982       2,933
$1,507,000, $2,984,000, and $2,930,000)
 Securities Available for Sale                  388         388         367
Federal Funds Sold                           25,555      25,905      32,240
Loans, net of Unearned Discount              60,977      57,727      55,099
Allowance for Loan Losses                    (1,800)     (1,800)     (1,800)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)       2,055       2,131       2,413
Other Real Estate                               651       1,074       1,305
Deferred Taxes                                   27         211         237
Letters of Credit                                64          54         104
Other Assets                                  1,008       1,126       1,121
     TOTAL ASSETS                           $97,102     $94,707    $101,571

See accompanying notes to Financial Statements

                                   BANCSHARES, INC.

                                          March 31,   Dec. 31,    March 31,
(Amounts in thousands)                        2001       2000         2000

LIABILITIES
Deposits:
 Non-Interest Bearing                        35,230      34,031      35,866
 Interest Bearing                            52,801      51,133      56,307
     TOTAL DEPOSITS                          88,031      85,164      92,173
Notes Payable                                 2,224       2,226       2,231
Letters of Credit Outstanding                    64          54         104
Accrued Litigation Settlement                    -            -           -
Accrued Interest                                502         524         468
Other Liabilities                               221       1,017         989
     TOTAL LIABILITIES                       91,042      88,985      95,965
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  3/31/01, 12/31/00, and 3/31/00              2,303       2,303       2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  3/31/01, 12/31/00, and 3/31/00                179         179         179
Accumulated Other Comprehensive Income          197         197         183
Capital in Excess of Par - Retired Stock         15          15          15
Undivided Profits                             3,028       2,649       2,649
Current Earnings                                338         379         277
     TOTAL STOCKHOLDERS' EQUITY               6,060       5,722       5,606
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $97,102     $94,707    $101,571

See accompanying notes to Financial Statements

                                      BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME
							(Unaudited)


                                           March 31,        March 31,
(Amounts in thousands)                         2001             2000

INTEREST INCOME
Interest and Fees on Loans                    2,018            1,865
Interest on Time Deposits                         -                -
Interest on Securities Held to Maturity          34               38
Interest and Dividends on Securities
Available for Sale                                -                -
Interest on Federal Funds Sold                  356              403
Other Interest Income                             -                -
Total Interest Income                         2,408            2,306
INTEREST EXPENSE
Interest on Deposits                            375              353
Interest on Federal Funds Purchased               -                -
Other Interest Expense                           10               10
Interest Expense on Notes Payable                 2                2
Interest Expense on Debentures                   39               39
Total Interest Expense                          426              404
NET INTEREST INCOME                           1,982            1,902
Provision for Loan Losses                        97              (80)
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                               1,885            1,982
NONINTEREST INCOME
Service Charges on Deposit Accounts             260              265
Cardholder & Other Credit Card Income           158              152
ORE Income                                      687                1
Other Operating Income                          113               85
Gain on Sale of Securities                        -                -
Total Noninterest Income                      1,218              503
NONINTEREST EXPENSE
Salaries and Employee Benefits                1,047            1,036
Occupancy Expense                               392              488
Loan & Credit Card Expense                      238              235
ORE Expense                                     435               26
Other Operating Expense                         466              277
Total Noninterest Expense                     2,578            2,062

Income Before Tax Provision                     525              423

Provision (Benefit) For Income Taxes            187              146

NET INCOME                                     $338             $277

Earnings Per Share of Common Stock            $1.89            $1.55

See accompanying notes to Financial Statements

                                 BOL BANCSHARES, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

							(Unaudited)


                                            March 31,       March 31,

(Amounts in thousands)                          2001            2000

NET INCOME (LOSS)                               $338            $277

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                          -             -
Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME

COMPREHENSIVE INCOME (LOSS)                     $338            $277

See accompanying notes to Financial Statements


                                      BOL BANCSHARES, INC.

			CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

							(Unaudited)


(Amounts in thousands)                  ACCUMULATED CAPITAL IN
                                            OTHER   EXCESS OF
                                          COMPREHEN-   PAR
                         PREFERRED  COMMON    SIVE   RETIRED  RETAINED
                            STOCK   STOCK    INCOME   STOCK   EARNINGS     TOTAL
Balance December 31, 1999   2,303     179      183      15      2,649      5,329

Other Comprehensive
Income, net of
applicable deferred income
taxes                                           -                             -

Net Income                                                        277        277

Balance - March 31, 2000   2,303     179      183      15       2,926     $5,606




Balance December 31, 2000  2,303     179       197     15       3,028      5,722

Other Comprehensive
"Income, net of"
applicable deferred income
taxes                                                                        -

Net Income (Loss)                                                 338       338

Balance - March 31, 2001   2,303     179       197      15      3,366    $6,060



                                   BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Amounts in thousands)                                 2001        2000
OPERATING ACTIVITIES
Net Income (Loss)                                       338         277
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for (Recovery of) Loan Losses                 98         (80)
 Depreciation and Amortization Expense                   94         135
 Amortization of Investment Security Premiums            (4)          4
 Accretion of Investment Security Discounts              (6)        (15)
 (Increase)Decrease in Deferred Income Taxes            184         146
 (Gain) Loss on Sale of Property and Equipment            -           -
 (Gain) Loss on Sale of Other Real Estate                 -           -
 (Increase)Decrease in Other Assets                     541         847
 (Decrease)Increase in Other Liabilities,
  Accrued Interest and Accrued Loss Contingency        (818)       (431)
  Net Decrease(Increase) in Mortgage Loans
    Held for Resale                                       -           -
Net Cash Provided by (Used in) Operating Activities     427         883
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale Securities      -           -
 Purchases of Available-for-Sale Securities               -           -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                    -           -
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                1,497       3,000
 Purchases of Held-to-Maturity Investment Securities      -      (2,918)
 Proceeds from Sale of Property and Equipment             -           0
 Purchases of Property and Equipment                    (18)         (8)
 Proceeds from Sale of Other Real Estate                  -           -
 Purchases of Other Real Estate                           -         (31)
 Net (Increase)Decrease in Loans                     (3,349)      3,761
Net Cash Provided by (Used in) Investing Activities  (1,870)      3,804
FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                       2,867       1,617
 Proceeds from Issuance of Long-Term Debt                 -           -
 Retirement of Stock                                      -           -
 Principal Payments on Long Term Debt                    (2)         (2)
Net Cash Provided by (Used in) Financing Activities   2,865       1,615

Net Increase (Decrease) in Cash and Cash Equivalents  1,422       6,302
Cash and Cash Equivalents - Beginning of Year        30,814      33,489
Cash and Cash Equivalents - End of Period           $32,236     $39,791


See accompanying notes to Financial Statements

                              BOL BANCSHARES, INC.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						March 31, 2001

Note 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.
 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2001. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 2000.

Note 2.  PER SHARE DATA

	Earning per common share data are computed using the weighted average number of shares outstanding which were 179,145 at March 31, 2001 and 2000.

Note 3.  CONTINGENCIES

     Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
	Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending March 31, 2001, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
	The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
      1. The Company is a defendant in a lawsuit filed by another bank alleging the Company improperly dishonored checks totaling $979,000. The Company claims that such checks were properly returned ""nonsufficient funds"". When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff. The
Company was forced to cover the amount of the check. The Company filed a counter suit against the Plaintiffs for contribution on the $110,000 loss and for tortuous interference. The Plaintiff filed exceptions to the counter suit.
These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortuous interference was dismissed. On appeal, the appellate court sustained the Company's right to contribution and overruled the lower court's decision on tortuous interference, finding that the Company could maintain such a cause of action. The Louisiana Supreme Court denied writs filed by the Plaintiff. The case is currently awaiting trial. The Company is vigorously defending all claims asserted in this suit.

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

The estimated fair values of the Bank's financial instruments are as follows:


	                                          MARCH 31, 2001
	                                      Carrying        Fair
(Amounts in thousands)                       Amount         Value

Financial Assets:
Cash and Short-Term Investments             $32,237        $32,237
Investment Securities                         1,883          1,895
Loans                                        60,977         60,569
Less:  Allowance for Loan Losses              1,800          1,800
                                            $93,297        $92,901


Financial Liabilities:
Deposits                                    $88,031        $88,007



Unrecognized Financial Instruments:
Commitments to Extend Credit                $1,168          $1,168
Commercial Lines of Credit                      64              64
Credit Card Arrangements                    65,823          65,823
                                           $67,055         $67,055


QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

                                       For Three Months Ended
(Amounts in thousands, except	       March 31,     Dec. 31,  March 31,
  per share data)                        2001         2000       2000
Interest Income                        $2,408       $2,363     $2,306
Interest Expense                          426          423        404
Net Interest Income                     1,982        1,940      1,902
Provision for Loan Losses                  97          158        (80)
Net Interest Income after Provision     1,885        1,782      1,982
Noninterest Income:
Noninterest Income                      1,218          664        503
Securities Gains                            -            -          -
Noninterest Income                      1,218          664        503
Noninterest Expense                     2,578        2,426      2,062
Income before Taxes                       525           20        423
Income Tax Expense (Benefit)              187          (30)       146
Net Income (Loss)                        $338          $50       $277

Income per Common Share                 $1.89        $0.28      $1.55
Average Common Shares Outstanding         179          179        179

Selected Quarter-End Balances
Loans                                 $60,977      $57,727    $55,099
Deposits                               88,031       85,164     92,173
Long-Term Debt                          2,224        2,226      2,231
Shareholders' Equity                    6,060        5,722      5,606
Total Assets                           97,102       94,707    101,571

Selected Average Balances
Loans                                 $57,946      $58,774    $56,933
Deposits                               84,665       85,718     89,036
Long-Term Debt                          2,225        2,226      2,231
Shareholders' Equity                    6,138        5,748      5,647
Total Assets                           94,076       95,103     98,769

Selected Ratios
Return on Average Assets                0.36%        0.05%      0.28%
Return on Average Equity                5.51%        0.87%      4.91%
Tier 1 Risk-Based Capital              12.78%       12.27%     12.08%
Risk-Based Capital                     14.05%       13.54%     13.35%
Tier 1 Leverage                         8.55%        7.81%      7.44%



                               BOL BANCSHARES, INC.

					MANAGEMENT'S DISCUSSION AND ANALYSIS OF
				FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                        March 31, 2001


	Management's Discussion presents a review of the major factors and trends affecting the performance of BOL BANCSHARES, INC. (the ""Company"") and its bank subsidiary (the Bank) and should be read in conjunction with the accompanying consolidated financial statements, notes and tables."
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

FIRST QUARTER 2001 HIGHLIGHTS

	BOL BANCSHARES' first quarter 2001 results showed improvement in earnings over the first quarter of 2000.

	Net income for the first quarter of 2001 totaled $338,000 ($1.89 per share), up 22.02% compared to a net income of $277,000 ($1.55 per common share) for the first quarter of 2000.
      Pre-tax, pre-provision earnings were $622,000, an increase from the first quarter of 2000 profit of $343,000.
	Total assets declined $4,469,000 (4.40%) to $97,102,000,000 at March 31,
2001 compared to March 31, 2000.  Shareholders' equity increased $454,000
(8.10%)to $6,060,000 at March 31, 2001 compared TO March 31,2000.

	Total loans increased $5,878,000 (10.67%) from March 31, 2000 to
$60,977,000 at March 31, 2001.  Real Estate Mortgage loans grew $5,257,000
(17.82%) to $34,762,000, while credit card loans declined $1,195,000 (6.36%) to
$17,603,000.

	Deposits declined $4,142,000 (4.49%) to $88,031,000 at March 31, 2001 compared to March 31, 2000.

FINANCIAL CONDITION:

EARNING ASSETS

	Interest earning assets averaged $86,198,000 in the first quarter of 2001, a $2,622,000 decrease from the first quarter of 2000 average of $88,820,000. Compared to the first quarter of 2000, average loans increased
$1,013,000 (1.78%) while investment securities decreased $712,000 (21.32%) an federal funds sold decreased $2,923,000 (10.24%).

	Table 1 presents the Company's loan portfolio by major classifications.
Total loans increased $5,878,000 (10.67%) over the first quarter of 2000. This increase is mainly attributable to the increase in real estate mortgage loans.


TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                               March 31, 2001  Dec. 31, 2000  March 31, 2000
(Amounts in thousands)            Loans    %     Loans     %    Loans    %
Commercial, Financial, &
 Agricultural                     3,716   6.09%   3,095   5.36%   3,921   7.12%
Real Estate Mortgage             34,762  57.01%  32,264  55.89%  29,505  53.55%
Mortgage Loan Held for Resale        -    0.00%      -    0.00%      -    0.00%
Personal Loans                    4,655   7.63%   3,917   6.79%   2,754   5.00%
Credit Cards-Visa, Mastercard    16,184  26.54%  16,547  28.66%  16,918  30.70%
Credit Cards-Proprietary          1,419   2.33%   1,745   3.02%   1,880   3.41%
Overdrafts                          241   0.39%     159   0.28%     121   0.22%

  Loans                         $60,977 100.00% $57,727 100.00% $55,099 100.00%



	Securities Held to Maturity. Average securities held to maturity decreased $733,000 (24.66%) from the first quarter of 2000. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

	Securities Available for Sale. Average securities available for sale increased $21,000 (5.72%) from the first quarter of 2000. Securities available for sale are carried at fair value.

	Short Term Investments.  Average federal funds sold decreased $2,923,000
(10.24%) down from the first quarter of 2000.

ASSET QUALITY

	Table 2 presents a summary of nonperforming assets for the past five quarters.
	Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
	Nonperforming assets, totaled $700,000 at March 31, 2001 as compared to $1,306,000 at March 31, 2000. Other real estate totaled $651,000 at March 31,
2001 as compared to $1,305,000 at March 31, 2000.



Table 2. NONPERFORMING ASSETS

(Amounts in thousands)      03/31/01   12/31/00   09/30/00   06/30/00  03/31/00
Nonaccrual Loans                  49         49         53         53         1
Restructured Loans                 -          -          -          -         -
Other Real Estate Owned          651      1,074      1,074      1,105     1,305
  Total Nonperforming Assets    $700     $1,123     $1,127     $1,158    $1,306
Loans Past Due 90 days or More   439        367        393        354       434
Ratio of Past Due Loans to Loans0.72%      0.66%      0.66%      0.64%     0.79%
Ratio of Nonperforming Assets to Loans
 and Other Real Estate Owned    1.14%      1.97%      1.87%      2.05%     2.32%

IMPAIRED LOANS

	As of March 31, 2001, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

	The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The
Bank's watch list includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
	The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans decreased 9.12% to $3,169,000 at March 31, 2001 from $3,487,000 at March 31, 2000.


	Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

	Table 3 presents an analysis of the activity in the allowance for loan losses for the first quarter of 2001 and 2000. The allowance for loan losses as a percentage of loans decreased from 3.27% at March 31, 2000 to 2.95% at March 31, 2001. The net (charge-offs) recoveries as a percentage of average loans increased from -.14% at March 31, 2000 to .17% at March 31, 2001.
	The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3. RESERVE FOR LOAN LOSSES ACTIVITY


		   For The Three Months Ended
                                            March 31,       March 31,
(Amounts in thousands)                          2001            2000
Balance at Beginning of Period                $1,800          $1,800
Loans Charged Off                               (242)           (290)
Recoveries                                       145             370
Net (Charge Offs) Recoveries                     (97)             80
Provision for Loan Losses                         97             (80)
Balance at End of Period                      $1,800          $1,800
Allowance for Loan Losses as a
  Percentage of Loans                           2.95%           3.27%
Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                              0.17%          -0.14%



FUNDING SOURCES:

DEPOSITS

	Average deposits totaled $84,665,000 in the first quarter of 2001, a decrease of $4,371,000 (4.91%) from $89,036,000 in the first quarter of 2000.
Average core deposits were $83,391,000 for the first quarter of 2001 down from $87,288,000 in the first quarter of 2000. Table 4 presents the composition of average deposits for the three quarters ending March 31, 2001, December 31, 2000 and March 31, 2000.

TABLE 4. DEPOSIT COMPOSITION

                                       For The Three Months Ended
                                March 31,       Dec. 31,          March 31,
                                    2001           2000               2000
                            Average  % of    Average   % of    Average   % of
(Amounts in thousands)     Balances Deposits Balances Deposits Balances Deposits
Demand, Noninterest-Bearing    $33,358  39.40%  $34,294  40.01%  $34,271  8.49%
NOW Accounts                    12,416  14.66%   13,417  15.65%   13,479  5.14%
Money Market Deposit Accounts    5,110   6.03%    4,307   5.02%    5,200  5.84%
Savings Accounts                24,978  29.50%   24,725  28.84%   25,745  8.92%
Other Time Deposits              7,529   8.89%    7,779   9.08%    8,593  9.65%
Total Core Deposits             83,391  98.50%   84,522  98.60%   87,288  8.04%
Certificates of Deposit of
   $100,000 or more              1,274   1.50%    1,196   1.40%    1,748  1.96%

Total Deposits                 $84,665 100.00%  $85,718 100.00%  $89,036 100.00%

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

RESULTS OF OPERATIONS:

NET INTEREST INCOME

	Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
	Net interest income for the first quarter of 2001 increased $80,000 over the same period last year. The net interest income margin increased to 2.30% for the first quarter of 2001 from 2.14% for the first quarter of 2000.

	The Company's average balances, interest income and expense and rates earned or paid for major categories are set forth in the following tables:




DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST, RATE
AND YIELDS

                                FIRST QUARTER 2001      FIRST QUARTER 2000
			               Average                 Average
(Dollars in thousands)          Balance Interest Rate   Balance Interest  Rate

ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income(1)(2)
  Taxable                         57,946 2,018   3.48%    56,933  1,865   3.28%
  Tax-exempt                           -                        -
Investment securities
  Taxable                          2,628    34   1.29%      3,340    38   1.14%
  Tax-exempt	       - 			       -
Interest-bearing deposits              -     -                  -     -
Federal funds sold                25,624   356   1.39%     28,547   403   1.41%
  Total Interest-Earning Assets   86,198 2,408   2.79%     88,820 2,306   2.60%
Cash and due from banks            5,296                    5,749
Allowance for loan Losses         (1,805)                  (1,809)
Premises and equipment             2,096                    2,490
Other Real Estate                    783                    1,282
Other assets                       1,508                    2,237
  TOTAL ASSETS                   $94,076                  $98,769
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits                  17,526    82  0.47%      18,679    62   0.33%
 Savings deposits                 24,978   195  0.78%      25,745   185   0.72%
 Time deposits                     8,803    98  1.11%      10,341   106   1.03%
  Total Interest-Bearing Deposits 51,307   375  0.73%      54,765   353   0.64%
Federal Funds Purchased
Securities sold under agreements to repurchase
Other Short-Term borrowings            -                        -
Long-Term debt                     2,225    51 2.27%        2,231    51   2.29%
  Total Int-Bearing Liabilities   53,532   426 0.80%       56,996   404   0.71%
Noninterest-bearing deposits      33,358                   34,271
Other liabilities                  1,048                    1,855
Shareholders' equity               6,138                    5,647
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $94,076                  $98,769
Net Interest Income                1,982                    1,902
Net Interest Spread                           2.00%                       1.89%
Net Interest Margin                           2.30%                       2.14%

(1) Fee income relating to loans of $156,000 at March 31, 2001, and $167,000 at March 31,2000 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)
March 2001 Compared to March 2000
                                   Change in
                               Interest Due to   Total
(Dollars in thousands)           Volume   Rate   Change

Net Loans:
 Taxable                            120     33     153
 Tax-Exempt(2)                        -      -       -
Investment Securities                 -      -       -
 Taxable                              4     (8)     (4)
 Tax-Exempt(2)                        -      -       -
Interest-Bearing Deposits             -      -       -
Federal Funds Sold                   (6)   (41)    (47)
  Total Interest Income             118    (16)    102
Deposits:
 Demand Deposits                     24     (4)     20
 Savings Deposits                    15     (5)     10
 Time Deposits                        8    (16)     (8)
  Total Interest-Bearing Deposits    47    (25)     22
Federal Funds Purchased               -      -       -
Securities Sold under Agreements
  to Repurchase                       -      -       -
Other Short-Term Borrowings           -      -       -
Long-Term Debt                       (0)    (0)     (0)
  Total Interest Expense             47    (25)     22
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of
34%.

NONINTEREST INCOME

	An important source of the Company's revenue is derived from noninterest income.
	Noninterest income for the first quarter of 2001 increased $715,000 or 142.15% from the same period last year. This increase is attributable to a gain on the sale of ORE. This parcel was sold in 1998, however the regulators advised that the Company incorrectly applied the full accrual method of accounting. Due to this the Company restated all financials. The Company recognized this gain on the sale of ORE in 2001 as the purchaser's payments have reached certain levels outlined by the regulators.
	Table 5 presents noninterest income for the three months ended March 31, 2001 and 2000.


TABLE 5. NONINTEREST INCOME

                                       For The Three Months Ended
                                       March 31,  March 31,  Increase
(Amounts in thousands)                     2001       2000   (Decrease)

Service Charges                            $121       $126      ($5)
NSF Charges                                 139        139       (0)
Gain on Sale of Securities                    -          -        -
Cardholder & Other Credit Card Income       132        111       21
Membership Fees                              26         41      (15)
Other Commission & Fees                      19         23       (4)
ORE Income                                    1          1       (0)
Gain on Sale of ORE                         686          -      686
Other Income                                 94         62       32
   Total Noninterest Income              $1,218       $503     $715

NONINTEREST EXPENSE

	The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
	Noninterest expense for the first quarter of 2001 increased $516,000 or 25.02% from the same period last year. This increase is attributable to the writedown of 4 parcels of ORE.
Table 6 presents noninterest expense for the three months ended March 31, 2001 and 2000.

TABLE 6. NONINTEREST EXPENSE

                                       For The Three Months Ended
                                        March 31,    March 31,  Increase
(Amounts in thousands)                      2001         2000  (Decrease)

Salaries & Benefits                       $1,047       $1,036         11
Loss on Litigation                             -         (150)       150
Occupancy Expense                            392          488        (96)
Advertising Expense                           13           27        (14)
Communications                                41           48         (7)
Postage                                       61           67         (6)
Loan & Credit Card Expense                   238          235          3
Professional Fees                             33           62        (29)
Legal Fees                                    69           32         37
Insurance & Assessments                       25           25         (0)
Stationery, Forms & Supply                    61           57          4
ORE Expenses                                 435           26        409
Other Operating Expense                      163          109         54
   Total Noninterest Expense              $2,578       $2,062       $516

INCOME TAXES
	The Company recorded a provision for income taxes of $187,000 for the first quarter of 2001 and $146,000 for the first quarter of 2000. The provision for income taxes consists of provisions for federal taxes only.
Louisiana does not have an income tax for banks.

CAPITAL

	The Bank is required to maintain minimum amounts of capital to total risk weighted assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                               March 31, Dec. 31,  Sept. 30,  June 30, March 31,
                                   2001      2000      2000      2000      2000

Risk-Based Capital
Tier 1 Risk Based Capital Ratio   12.78%    12.27%    12.13%    12.24%    12.08%
Risk Based Capital Ratio          14.05%    13.54%    13.40%    13.51%    13.35%
Tier 1 Leverage Ratio              8.55%     7.81%     7.82%     7.47%     7.44%


LIQUIDITY

	The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
	Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 37.19% at March 31, 2001, 38.91% at December 31, 2000, and 45.23% at March 31, 2000.
	Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company. There have been no material changes in reported market risks faced by the Company since the end of the most recent year.

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




								BOL BANCSHARES, INC.
								(Registrant)


                                               /s/ G. Harrison Scott
						     	     ______________________
May 14, 2001                                   G. Harrison Scott
Date								Chairman
								(in his capacity as a duly
                                                authorized officer of the
                                                Registrant)


                                                /s/ Peggy L. Schaefer
                                              	______________________
								Peggy L. Schaefer
								Treasurer
                                                (in her capacity as Chief
                                                Accounting Officer of the
                                                Resgistrant)





























