Form 10-Q
period 2001-06-30
BOL BANCSHARES INC
filed 2001-08-14
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549

						FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended			June 30, 2001


Commission file Number		01-16934


						BOL BANCSHARES, INC.
			(Exact name of registrant as specified in its charter.)


	Louisiana					72-1121561
(State of incorporation)			(I. R. S. Employee Identification No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code:   (504) 889-9400


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					YES [X]		NO [ ]

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.


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

<CAPTI0N>
				    Part I. - Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)

                                                            June 30     Dec. 31     June 30
(Amounts in Thousands)                                         2001        2000        2000

ASSETS
Cash and Due from Banks
  Non-Interest Bearing Balances and Cash                   $7,312       $4,909       $7,256
  Interest Bearing Balances                                     -            -            -
Investment Securities
Securities Held to Maturity (Fair Values at
6/30/01, 12/31/00, & 6/30/00 respectively were              6,495        2,982        2,975
$6,516,000, $2,984,000, and $2,975,000)
 Securities Available for Sale                                388          388          338
Federal Funds Sold                                         24,420       25,905       30,690
Loans, net of Unearned Discount                            58,745       57,727       55,418
Allowance for Loan Losses                                  (1,800)      (1,800)     (1,800)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                     1,972        2,131        2,301
Other Real Estate                                             651        1,074        1,105
Deferred Taxes                                                  -          211          296
Letters of Credit                                              60           54           89
Other Assets                                                  973        1,126        1,128
     TOTAL ASSETS                                         $99,216      $94,707      $99,796

See accompanying notes to Financial Statements

						BOL BANCSHARES, INC.
			CONSOLIDATED STATEMENT OF CONDITION (Continued)


                                                          June 30      Dec. 31      June 30
(Amounts in Thousands)                                       2001         2000         2000
LIABILITIES
Deposits:
 Non-Interest Bearing                                     $34,081      $34,031      $35,910
 Interest Bearing                                          55,647       51,133       54,322
     TOTAL DEPOSITS                                        89,728       85,164       90,232
Notes Payable                                               2,222        2,226        2,229
Letters of Credit Outstanding                                  60           54           89
Deferred Taxes                                                 72            -            -
Accrued Interest                                              551          524          497
Other Liabilities                                             306        1,017        1,086
     TOTAL LIABILITIES                                     92,939       88,985       94,133
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,302,811 Shares Issued and Outstanding at
  6/30/01, 12/31/00, & 6/30/00                              2,303        2,303        2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  6/30/01, 12/31/00, & 6/30/00                                179          179          179
Accumulated Other Comprehensive Income                        197          197          214
Capital in Excess of Par - Retired Stock                       15           15           15
Undivided Profits                                           3,028        2,649        2,649
Current Earnings                                              555          379          303
     TOTAL STOCKHOLDERS' EQUITY                             6,277        5,722        5,663
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $99,216      $94,707      $99,796

See accompanying notes to Financial Statements

					BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENT OF INCOME
						(Unaudited)

                                                  Three months ended	Six months ended
                                                        June 30             June 30
(Amounts in Thousands)                                  2001   2000        2001      2000
INTEREST INCOME
Interest and Fees on Loans                            $1,895 	$1,816 	$3,913 	$3,682
Interest on Time Deposits                                 - 	     - 	     - 	     -
Interest on Securities Held to Maturity                   31 	    42 	    65 	    80
Interest & Dividends on Securities Available for Sale      - 	     - 	     - 	     -
Interest on Federal Funds Sold                           301 	   491 	   657 	   894
Other Interest Income                                      - 	     - 	     - 	     -
Total Interest Income                                  2,227 	 2,349 	 4,635 	 4,656
INTEREST EXPENSE
Interest on Deposits                                     390 	   351 	   765 	   705
Interest on Federal Funds Purchased                        - 	     - 	     - 	     -
Other Interest Expense                                    10 	    10 	    20 	    20
Interest Expense on Notes Payable                          2 	     2 	     4 	     5
Interest Expense on Debentures                            40 	    39 	    79 	    78
Total Interest Expense                                   442 	   402 	   868 	   808
NET INTEREST INCOME                                    1,785 	 1,947 	 3,767 	 3,848
Provision for Loan Losses                                165 	   108 	   262 	    28
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                        1,620 	 1,839 	 3,505 	 3,820
NONINTEREST INCOME
Service Charges on Deposit Accounts                      266 	   270 	   526 	   536
Cardholder & Other Credit Card Income                    177 	   164 	   335 	   316
ORE Income                                               451 	     3 	 1,137 	     4
Other Operating Income                                    28 	    37 	   142 	   122
Gain on Sale of Securities                                 - 	     - 	     - 	     -
Total Noninterest Income                                 922 	   474 	 2,140 	   978
NONINTEREST EXPENSE
Salaries and Employee Benefits                         1,103 	 1,117 	 2,150 	 2,154
Occupancy Expense                                        541 	   415 	   933 	   903
Loan & Credit Card Expense                               256 	   223 	   494 	   459
ORE Expense                                                8 	    12 	   443 	    38
Other Operating Expense                                  313 	   507 	   779 	   782
Total Noninterest Expense                              2,221 	 2,274 	 4,799 	 4,336

Income Before Tax Provision                              321 	    39 	   846 	   462

Provision (Benefit) For Income Taxes                     104 	    13 	   291 	   159

NET INCOME                                              $217    $26      $555        $303

Earnings Per Share of Common Stock                     $1.21  $0.14     $3.10       $1.69

See accompanying notes to Financial Statements

					BOL BANCSHARES, INC.
		CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                      June 30 	   June 30
(Amounts in thousands)                                   2001            2000
NET INCOME (LOSS)                                        $555 		$303

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                                   -            31

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME                                 -             31

COMPREHENSIVE INCOME (LOSS)                              $555 		$334

See accompanying notes to Financial Statements

					BOL BANCSHARES, INC.
			CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
						(Unaudited)

(Amounts in Thousands)                  ACCUMULATED  CAPITAL IN
                                             OTHER    EXCESS OF
                                          COMPREHEN-     PAR
                          PREFERRED COMMON     SIVE    RETIRED    RETAINED
                              STOCK  STOCK   INCOME      STOCK    EARNINGS        TOTAL
Balance December 31, 1999     2,303    179     183         15       2,649        5,329

Other Comprehensive
Income, net of
applicable deferred income
taxes                                           31                                  31

Net Income (Loss)                                                      303         303

Balance - June 30, 2000       2,303 	  179 	     214 	     15 	  2,952      $5,663

Balance December 31, 2000     2,303    179      197         15       3,028        5,722

Other Comprehensive
Income, net of
applicable deferred income
taxes	                                           -

Net Income (Loss)                                                      555         555

Balance - June 30, 2001      2,303     179     197          15       3,583      $6,277

					BOL BANCSHARES, INC.
			  CONSOLIDATED STATEMENTS OF CASH FLOWS
			                  (Unaudited)

For The Six Months Ended June 30


(Amounts in Thousands)                                        2001           2000
OPERATING ACTIVITIES
Net Income (Loss)                                               555          303
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for (Recovery of) Loan Losses                        262           28
 Depreciation and Amortization Expense                          182 	      271
 Amortization of Investment Security Premiums                     - 	        4
 Accretion of Investment Security Discounts                      (5)	      (57)
 (Increase)Decrease in Deferred Income Taxes                    283 	       87
 (Gain) Loss on Sale of Property and Equipment                    - 	        -
 (Gain) Loss on Sale of Other Real Estate                      (450)	       (2)
 (Increase)Decrease in Other Assets                             576 	    1,081
 (Decrease)Increase in Other Liabilities,
  Accrued Interest and Accrued Loss Contingency                (685)	     (289)
  Net Decrease(Increase) in Mortgage Loans Held for Resale        - 	        -
Net Cash Provided by (Used in) Operating Activities             718 	    1,426
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale Securities              - 	        -
 Purchases of Available-for-Sale Securities                       - 	        -
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                            - 	        -
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                        1,489 	    3,000
 Purchases of Held-to-Maturity Investment Securities         (4,997)	   (2,918)
 Proceeds from Sale of Property and Equipment                     - 	        0
 Purchases of Property and Equipment                            (22)	      (31)
 Proceeds from Sale of Other Real Estate                        450 	        3
 Purchases of Other Real Estate                                   - 	      (31)
 Net (Increase)Decrease in Loans                             (1,280)	    3,335
Net Cash Provided by (Used in) Investing Activities          (4,360)	    3,358
FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                               4,564 	     (324)
 Proceeds from Issuance of Long-Term Debt                         - 	        -
 Retirement of Stock                                              - 	        -
 Principal Payments on Long Term Debt                            (4)	       (3)
Net Cash Provided by (Used in) Financing Activities           4,560 	     (327)

Net Increase (Decrease) in Cash and Cash Equivalents            918 	    4,457
Cash and Cash Equivalents - Beginning of Year                30,814 	   33,489
Cash and Cash Equivalents - End of Period                   $31,732        $37,946

See accompanying notes to Financial Statements

						BOL BANCSHARES, INC.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						June 30, 2001

Note 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 2000.

Note 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 10, 2001.  All incumbent directors were re-elected.  There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast.  The total shares voting were 112,448.



	Number of Shares
Nominee                   For        Against      Abstain
Gordon A. Burgess          112,300       123       25
James A. Comiskey          112,283       140       25
Lionel J. Favret           112,300       123       25
Leland L. Landry           112,300       123       25
Douglas A. Schonacher      112,300       123       25
G. Harrison Scott          112,283       140       25
Edward J. Soniat           112,300       123       25


Note 3.  PER SHARE DATA

	Income per common share data are based on the weighted average number of shares outstanding of 179,145 at June 30, 2001 and 2000 respectively.

Note 4.  CONTINGENCIES

Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.

Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the
Company and such posting is reflected in the Company's consolidated financial statements for the period ending June 30, 2001, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve.  The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure.  Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
	The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
1.	The Company is a defendant in a lawsuit filed by another bank alleging the
Company improperly dishonored checks totaling $979,000.  The Company claims that such checks were properly returned "nonsufficient funds".  When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff.  The
Company was forced to cover the amount of the check.  The Company filed a counter suit against the Plaintiffs for contribution on the $110,000 loss and for tortuous interference.  The Plaintiff filed exceptions to the counter suit.
These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortuous interference was dismissed.  On appeal, the appellate court sustained the
Company's right to contribution and overruled the lower court's decision on tortuous interference, finding that the Company could maintain such a cause of action.  The Louisiana Supreme Court denied writs filed by the Plaintiff.  The case is currently awaiting trial.  The Company is vigorously defending all claims asserted in this suit.
	Expected Results:  Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the Company will obtain some recovery from the Plaintiff.
2.	The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio.  The Plaintiff seeks to recover in excess of $1,800,000.  The
Bankruptcy Court has established an escrow account, in which $270,404 was on deposit as of October 31, 1996, for the protection of the Company.  This amount would significantly reduce any losses incurred by the Company in the event the Plaintiff is wholly successful on the merits.  During 1997, a judgment was rendered against the Bank, and accordingly, a provision for loss of $150,000 has been charged to operation.  The Bank has counter sued and in
March 2000, a decision was rendered in favor of the Bank and accordingly, the
$150,000 was reversed and is reflected in operations.  In February 2001 the
$243,000 deposit for bond together with interest has been returned to the Bank.
	Expected Results:  Outside counsel advises that the Plaintiff will not prevail at all against the Company and that the Company will be able to fully recover all of its losses in this matter.

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


The estimated fair values of the Bank's financial instruments are as follows:

                                            June 30, 2001
                                        Carrying               Fair
(Amounts in Thousands)                   Amount                Value
Financial Assets:
Cash and Short-Term Investments          $31,732               $31,732
Investment Securities                      6,883                 6,904
Loans                                     58,745                58,626
Less:  Allowance for Loan Losses           1,800                 1,800
                                         $95,560               $95,462


Financial Liabilities:
Deposits                                 $89,728               $89,736



Unrecognized Financial Instruments:
Commitments to Extend Credit              $1,660               $1,660
Commercial Lines of Credit                    60                   60
Credit Card Arrangements                  66,162               66,162
                                         $67,882              $67,882

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

                               Three Months Ended                  Six Months Ended
(Amounts in Thousands, Except     June 30    Mar 31     June 30     June 30     June 30
  Per Share Data)                    2001      2001        2000        2001        2000
Interest Income                    $2,227    $2,408      $2,349      $4,635      $4,656
Interest Expense                      442       426         402         868         808
Net Interest Income                 1,785     1,982       1,947       3,767       3,848
Provision for Loan Losses             165        97         108         262          28
Net Interest Income after Provision 1,620     1,885       1,839       3,505       3,820
Noninterest Income:
Noninterest Income                    922     1,218         474       2,140         978
Securities Gains                        -         -           -           -           -
Noninterest Income                    922     1,218         474       2,140         978
Noninterest Expense                2,221     2,578        2,274       4,799       4,336
Income before Taxes                  321       525           39         846         462
Income Tax Expense (Benefit)         104       187           13         291         159
Net Income (Loss)                   $217      $338          $26        $555        $303

Income per Common Share            $1.21     $1.89        $0.14       $3.10       $1.69
Average Common Shares Outstanding    179       179          179         179         179

Selected Quarter-End Balances
Loans                            $58,745   $60,977      $55,418
Deposits                          89,728    88,031       90,232
Long-Term Debt                     2,222     2,224        2,229
Stockholders' Equity               6,277     6,060        5,663
Total Assets                      99,216    97,102       99,796

Selected Average Balances
Loans                            $59,098   $57,946      $55,512     $58,525      $56,223
Deposits                          87,749    84,665       89,841      86,216       89,439
Long-Term Debt                     2,223     2,225        2,230       2,224        2,231
Stockholders' Equity               6,262     6,138        5,676       6,200        5,661
Total Assets                      97,222    94,076       99,474      95,657       99,122

Selected Ratios
Return on Average Assets           0.22%     0.36%        0.03%       0.58%        0.31%
Return on Average Equity           3.46%     5.51%        0.45%       8.95%        5.35%
Tier 1 Risk-Based Capital         13.43%    12.78%       12.24%
Risk-Based Capital                14.70%    14.05%       13.51%
Tier 1 Leverage                    8.54%     8.55%        7.47%

						BOL BANCSHARES, INC.

					MANAGEMENT'S DISCUSSION AND ANALYSIS OF
				FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                        June 30, 2001


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

SECOND QUARTER 2001 HIGHLIGHTS

	BOL BANCSHARES' second quarter 2001 results showed improvement in earnings over the second quarter of 2000 and the first six months of 2000.

	Net income for the second quarter of 2001 totaled $217,000 ($1.21 per share), up 734.62% compared to a net profit of $26,000 ($0.14 per common share) for the second quarter of 2000. Net income for the first six months of 2001 totaled
$555,000 ($3.10 per common share) up 83.17% compared to a net profit of
$303,000 ($1.69 per common share) for the first six months of 2000.

	Pre-tax, pre-provision earnings were $486,000, an increase from the second quarter 2000 profit of $147,000. Pre-tax, pre-provision earnings were $1,108,000, an increase from the first six months of 2000 profit of $490,000.
The second quarter and first six months of 2001 included provisions for loan losses totaling $165,000 and $262,000, respectively, compared to $108,000 and $28,000 for the same period of 2000.

	Total assets declined $580,000 (.58%) to $99,216,000 at June 30, 2001
Compared to June 30, 2000. Shareholders' equity increased $614,000 (10.84%)to $6,277,000 at June 30, 2001 compared to June 30, 2001.

	Total loans increased $3,327,000 (6.00%) from June 30, 2000 to $58,745,000 at June 30, 2001. Real Estate Mortgage loans grew $3,399,000 (11.31%) to $33,446,000, while credit card loans declined $1,093,000 (5.98%) to $17,178,000.

	Deposits declined $504,000 (.56%) to $89,728,000 at June 30, 2001 compared to
June 30, 2000.


FINANCIAL CONDITION:

EARNING ASSETS

	Interest earning assets averaged $89,691,000 in the second quarter of 2001, a
$709,000 decrease from the second quarter of 2000 average of $90,400,000.
Compared to the second quarter of 2000, average loans increased $3,586,000
(6.46%) while average investment securities decreased $818,000 (24.74%), and average federal funds sold decreased $3,477,000 (11.01%).

	Table 1 presents the Company's loan portfolio by major classifications. Total loans increased $3,327,000 (6.00%)over the second quarter of 2000.
TABLE 1. MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                                June 30, 2001         Mar 31, 2001        June 30, 2000
(Amounts in Thousands)          Loans    %            Loans   %           Loans    %
Commercial, Financial,          $3,619   6.16%        $3,716  6.09%       $3,722   6.72%
 & Agricultural
Real Estate Mortgage            33,446  56.93%        34,762 57.01%       30,047  54.22%
Mortgage Loan Held for Resale        -   0.00%             -  0.00%            -   0.00%
Personal Loans                   4,335   7.38%         4,655  7.63%        3,235   5.84%
Credit Cards-Visa,              15,781  26.86%        16,184 26.54%       16,542  29.85%
  MasterCard
Credit Cards-Proprietary         1,397   2.38%         1,419  2.33%        1,729   3.12%
Overdrafts                         167   0.28%           241  0.40%          143   0.26%
  Loans                        $58,745 100.00%       $60,977 100.00%     $55,418 100.00%

	Securities Held to Maturity.  Average securities held to maturity decreased
$849,000 (28.79%) from the second quarter of 2000.  Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

	Securities Available for Sale. Average securities available for sale increased $31,000 (8.68%) from the second quarter of 2000. Securities available for sale are carried at fair value.

	Short Term Investments. Average federal funds sold decreased $3,477,000 (11.01%) down from the second quarter of 2000. This decrease is mainly due to the increase in the loan portfolio.

ASSET QUALITY

	Table 2 presents a summary of nonperforming assets for the past five quarters.
	Nonperforming assets consist of nonaccrual and restructured loans and ORE.
Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual.  Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels.  ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
	Nonperforming assets totaled $696,000 at June 30, 2001 as compared to
$1,158,000 at June 30, 2000.  Other real estate totaled $651,000 at
June 30, 2001 as compared to $1,105,000 at June 30, 2000.

Table 2. NONPERFORMING ASSETS

(Amounts in Thousands)          06/30/01   03/31/01  12/31/00	    09/30/00    06/30/00
Nonaccrual Loans                     $45      $49        $49         $53         $53
Restructured Loans                     -        -          -           -           -
Other Real Estate Owned              651      651      1,074       1,074       1,105
  Total Nonperforming Assets        $696     $700     $1,123      $1,127      $1,158
Loans Past Due 90 Days or More      $358     $439       $367        $393        $354
Ratio of Past Due Loans to Loans    0.61%    0.72%      0.66%       0.66%       0.64%
Ratio of Nonperforming Assets to Loans
 and Other Real Estate Owned        1.17%    1.14%      1.97%       1.87%       2.05%

IMPAIRED LOANS

	As of June 30, 2001, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

	The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. The Bank's watch list includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
	The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 1.49% to $3,278,000 at June 30, 2001 from $3,230,000 at June 30, 2000.

	Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

	Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and six month period ending June 30, 2001 and 2000. The allowance for loan losses as a percentage of loans decreased from 3.25% at June 30, 2000 to 3.06% at June 30, 2001. The net charge-off (recoveries) as a percentage of average loans increased from .05% at June 30, 2000 to .45% at June 30, 2001.
	The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.
TABLE 3 - RESERVE FOR LOAN LOSSES ACTIVITY

		Three Months Ended	Six Months Ended
                                 June 30   June 30   June 30  June 30
(Amounts in Thousands)              2001      2000      2001     2000
Balance at Beginning of Period    $1,800    $1,800    $1,800   $1,800
Loans Charged Off                   (284)     (305)     (526)    (595)
Recoveries                           119       197       264      567
Net (Charge Offs) Recoveries        (165)     (108)     (262)     (28)
Provision for Loan Losses            165       108       262       28
Balance at End of Period          $1,800    $1,800    $1,800   $1,800
Allowance for Loan Losses as a
  Percentage of Loans               3.06%     3.25%     3.06%    3.25%
Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                  0.28%     0.20%     0.45%    0.05%

FUNDING SOURCES:

DEPOSITS

	Average deposits totaled $87,749,000 in the second quarter of 2001, a decrease of $2,092,000 (2.33%) from $89,841,000 in the second quarter of 2000. Average core deposits were $86,525,000 for the second quarter of 2001 down from $88,154,000 in the second quarter of 2000. Table 4 presents the composition of average deposits for the three quarters ending June 30, 2001, March 31, 2001, and June 30, 2000.
TABLE 4. DEPOSIT COMPOSITION

For The Three Months Ended
                                   June 30              Mar 31              June 30
                                      2001                2001                 2000
                                Average  % of       Average  % of       Average   % of
(Amounts in Thousands)         Balances Deposits   Balances Deposits   Balances Deposits
Demand, Noninterest-Bearing     $33,585  38.27%     $33,358  39.40%     $35,206  39.19%
NOW Accounts                     13,487  15.37%      12,416  14.66%      13,197  14.69%
Money Market Deposit Accts        4,715   5.37%       5,110   6.04%       5,097   5.67%
Savings Accounts                 25,664  29.25%      24,978  29.50%      26,121  29.07%
Other Time Deposits               9,074  10.34%       7,529   8.89%       8,533   9.50%
Total Core Deposits              86,525  98.61%      83,391  98.50%      88,154  98.12%
Certificates of Deposit of
    $100,000 or more              1,224   1.39%       1,274   1.50%       1,687    .88%
Total Deposits                  $87,749 100.00%     $84,665  100.00%    $89,841 100.00%

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


RESULTS OF OPERATIONS:

NET INTEREST INCOME

	Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
	Net interest income for the second quarter of 2001 decreased $162,000 over the same period last year, and decreased $81,000 from the first six months of 2000. The net interest margin decreased to 1.99% for the second quarter of 2001 from 2.15% for the second quarter of 2000.

	The Company's average balances, interest income and expense and rates earned or paid for major categories are set forth in the following tables:

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST, RATE AND NEW YIELDS

                                 SECOND QUARTER 2001      SECOND QUARTER 2000
                                Average                  Average
(Amounts in Thousands)          Balance   Interest Rate  Balance Interest  Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                          $59,098   1,894 3.20% $55,512   1,816   3.27%
  Tax-Exempt	                             -                    -
Investment Securities
  Taxable                            2,488      31 1.25%   3,306      42   1.27%
  Tax-Exempt	                             -                     -
Interest-Bearing Deposits                -                      -
Federal Funds Sold                  28,105     302  1.07%  31,582     491  1.55%
  Total Interest-Earning Assets     89,691   2,227  2.48%  90,400   2,349  2.60%
Cash and Due from Banks              5,381                 5,580
Allowance for Loan Losses           (1,800)               (1,810)
Premises and Equipment               2,020                 2,367
Other Real Estate                      651                 1,224
Other Assets                         1,279                 1,713
  TOTAL ASSETS                     $97,222                $99,474
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits                    18,202      73  0.40%  18,294      61  0.33%
 Savings Deposits                   25,664     196  0.76%  26,121     187  0.72%
 Time Deposits                      10,298     121  1.18%  10,220     103  1.01%
  Total Interest-Bearing Deposits   54,164     390  0.72%  54,635     351  0.64%
Federal Funds Purchased
Securities sold under Agreements to Repurchase
Other Short-Term Borrowings              -                      -
Long-Term Debt                       2,223      52  2.32%   2,230      51  2.29%
  Total Int-Bearing Liabilities     56,387     442  0.78%  56,865     402  0.71%
Noninterest-Bearing Deposits        33,585                 35,206
Other Liabilities                      988                  1,727
Shareholders' Equity                 6,262                  5,676
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY              $97,222                $99,474
Net Interest Income                         1,785                   1,947
Net Interest Spread                                1.70%                   1.89%
Net Interest Margin                                1.99%                   2.15%

(1)	Fee income relating to loans of $154,000 at June 30, 2001, and $183,000 at
June 30, 2000 is included in interest income.
(2)	Nonaccrual loans are included in average balances and income on such loans,
If recognized, is recognized on the cash basis.
(3)	Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST, RATE
AND NEW YIELDS

                                  Six Months Ended 6/01    Six Months Ended 6/00
                                 Average                  Average
(Amounts in Thousands)           Balance Interest  Rate   Balance  Interest  Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                        $58,525   3,913  6.69%   $56,222    3,682  6.55%
  Tax-Exempt                           -                        -
Investment Securities
  Taxable                          2,558      65  2.55%     3,323       80  2.41%
  Tax-Exempt                           -                        -
Interest-Bearing Deposits              -                        -
Federal Funds Sold                26,872     657  2.44%    30,066      894  2.97%
  Total Interest-Earning Assets   87,955  4,635  5.27%     89,611   4,656   5.20%
Cash and Due from Banks            5,339                    4,063
Allowance for Loan Losses         (1,802)                  (1,809)
Premises and Equipment             2,058                    2,428
Other Real Estate                    716                    1,253
Other Assets                       1,391                    3,576
  TOTAL ASSETS                   $95,657                  $99,122
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits                  17,866   155  0.87%      18,486     123  0.67%
 Savings Deposits                 25,323   391  1.55%      25,934     373  1.44%
 Time Deposits                     9,555   219  2.29%      10,280     209  2.03%
  Total Interest-Bearing Deposits 52,744   765  1.45%      54,700     705  1.29%
Federal Funds Purchased
Securities sold under Agreements to Repurchase
Other Short-Term Borrowings            -                        -
Long-Term Debt                     2,224   103  4.64%       2,231     103  4.62%
  Total Int-Bearing Liabilities   54,968   868  1.58%      56,931     808  1.42%
Noninterest-Bearing Deposits      33,472                   34,739
Other Liabilities                  1,017                    1,791
Shareholders' Equity               6,200                    5,661
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $95,657                  $99,122
Net Interest Income                      3,767                      3,848
Net Interest Spread                             3.69%                      3.78%
Net Interest Margin                             4.28%                      4.29%

(1)	Fee income relating to loans of $310,000 at June 30, 2001, and $350,000 at
June 30, 2000 is included in interest income.
(2)	Nonaccrual loans are included in average balances and income on such loans,
If recognized, is recognized on the cash basis.
(3)	Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

June, 2001 Compared to June, 2000
                                                 Change in
                                                Interest Due to          Total
(Amounts in Thousands)                          Volume         Rate      Change
Net Loans:
 Taxable                                            80          151         231
 Tax-Exempt(2)                                       -            -           -
Investment Securities                                -            -           -
 Taxable                                             4          (18)        (14)
 Tax-Exempt(2)                                       -            -           -
Interest-Bearing Deposits                            -            -           -
Federal Funds Sold                                (142)         (95)       (237)
  Total Interest Income                            (58)          38         (20)
Deposits:
 Demand Deposits                                    36           (4)         32
 Savings Deposits                                   27           (9)         18
 Time Deposits                                      25          (15)         10
  Total Interest-Bearing Deposits                   88          (28)         60
Federal Funds Purchased                              -            -           -
Securities Sold under Agreements to Repurchase       -            -           -
Other Short-Term Borrowings                          -            -           -
Long-Term Debt                                       0           (0)          0
  Total Interest Expense                           $88         ($28)        $60

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2)	Reflects fully taxable equivalent adjustments using a federal tax rate of
34%.


NONINTEREST INCOME

	An important source of the Company's revenue is derived from noninterest income.
	Noninterest income for the second quarter of 2001 increased $448,000 or 94.51% from the same period last year. Table 5 presents noninterest income for the three months and six months ended June 30, 2001 and 2000.

TABLE 5. NONINTEREST INCOME

                               Three Months Ended       Six Months Ended
                             June 30 June 30 Increase June 30 June 30  Increase
(Amounts in Thousands)          2001    2000(Decrease)   2001    2000 (Decrease)
Service Charges                 $122    $127    ($5)     $243    $253    ($10)
NSF Charges                      144     144      0       283     283      (0)
Gain on Sale of Securities         -       -      -         -       -       -
Cardholder & Other Credit        150     125     25       282     236      46
   Card Income
Membership Fees                   27      39    (12)       53      79     (26)
Other Comm & Fees                20      58     (38)      40       82    (42)
ORE Income                        1       1      (0)       1        2     (1)
Gain on Sale of ORE             450       2     448    1,137        2   1,135
Other Income                      8     (22)     30      101       41      60
Total Noninterest Income       $922    $474    $448   $2,140     $978  $1,162

NONINTEREST EXPENSE

	The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
	Noninterest expense for the second quarter of 2001 decreased $53,000 or 2.33% from the same period last year. Table 6 presents the activity for the three months and six months ended June 30, 2001 and 2000.
TABLE 6. NONINTEREST EXPENSE

                               Three Months Ended         Six Months Ended
                           June 30  June 30 Increase June 30  June 30 Increase
(Amounts in Thousands)        2001     2000(Decrease)   2001     2000(Decrease)
Salaries & Benefits          $1,103  $1,117   ($14)   $2,150   $2,154   ($4)
Loss on Litigation                -       -      -         -     (150)  150
Occupancy Expense               541     415    126       933      903    30
Advertising Expense               8      20    (12)       22       47   (25)
Communications                   45      47     (2)       86       95    (9)
Postage                          58      66     (8)      119      133   (14)
Loan & Credit Card Expense      256     223     33       494      459    35
Professional Fees                45      51     (6)       78      114   (36)
Legal Fees                       38      40     (2)      106       72    34
Insurance & Assessments          22      23     (1)       47       48    (1)
Stationery, Forms & Supply       55      62     (7)      116      119    (3)
ORE Expenses                      8      12     (4)      443       38   405
Other Operating Expense          42     198   (156)      205      304   (99)
Total Noninterest Expense    $2,221  $2,274   ($53)   $4,799   $4,336  $466

INCOME TAXES

	The Company recorded a provision for income taxes of $104,000 for the second quarter of 2001 and $13,000 for the same period in 2000. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for banks.

CAPITAL

	The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.
TABLE 7. QUARTERLY SELECTED CAPITAL RATIOS

                                  June 30  March 31   Dec. 31  Sept. 30   June 30
                                     2001      2001      2000      2000      2000
Risk-Based Capital
Tier 1 Risk Based Capital Ratio     13.43%    12.78%    12.27%    12.13%    12.24%
Risk Based Capital Ratio            14.70%    14.05%    13.54%    13.40%    13.51%
Tier 1 Leverage Ratio                8.54%     8.55%     7.81%     7.82%     7.47%

LIQUIDITY

	The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
	Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 41.69% at June 30, 2001, 37.19% at March 30, 2001, and 44.38% at June 30, 2000.
	Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensures the availability of funds and capital adequacy.
	The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts which will maximize the highest yield possible and thereby improve earnings.
	There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.


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


						/s/ G. Harrison Scott
August 9, 2001                       G. Harrison Scott
Date						Chairman
						(in his capacity as a duly
                                     authorized officer of the
                                     Registrant)





						/s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief
                                     Accounting Officer of the
                                     Registrant)