Form 10-Q
period 2001-09-30
BOL BANCSHARES INC
filed 2001-11-13
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549

						FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended			September 30, 2001


Commission file Number		01-16934


						BOL BANCSHARES, INC.
			(Exact name of registrant as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(I. R. S. Employee	Identification No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code:   (504) 889-9400


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					YES [X]		NO [ ]

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.


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




				    Part I. - Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)


                                                        Sept 30     Dec. 31       Sept 30
(Amounts in Thousands)                                     2001        2000          2000
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                  $5,093       $4,909       $6,713
 Interest Bearing Balances                                    -            -            -
Investment Securities
Securities Held to Maturity (Fair Values at
9/30/01, 12/31/00, & 9/30/00 respectively were           10,517        2,982        2,957
$10,556,000, $2,984,000, and $2,956,000)
 Securities Available for Sale                              388          388          338
Federal Funds Sold                                       23,180       25,905       24,915
Loans, net of Unearned Discount                          57,642       57,727       59,202
Allowance for Loan Losses                               (1,800)      (1,800)      (1,800)
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                   1,903        2,131        2,212
Other Real Estate                                             0        1,074        1,074
Deferred Taxes                                                0          211          191
Letters of Credit                                            61           54          197
Other Assets                                              2,018        1,126        1,020
     TOTAL ASSETS                                       $99,002      $94,707      $97,019

See accompanying notes to Financial Statements

						BOL BANCSHARES, INC.

			CONSOLIDATED STATEMENT OF CONDITION (Continued)

                                                        Sept 30      Dec. 31      Sept 30
(Amounts in Thousands)                                     2001         2000         2000
LIABILITIES
Deposits:
 Non-Interest Bearing                                   $33,546      $34,031      $35,293
 Interest Bearing                                        56,100       51,133       52,013
     TOTAL DEPOSITS                                      89,646       85,164       87,306
Notes Payable                                             2,220        2,226        2,228
Letters of Credit Outstanding                                61           54          197
Deferred Taxes                                               13            0            0
Accrued Interest                                            522          524          483
Other Liabilities                                           427        1,017        1,166
     TOTAL LIABILITIES                                   92,889       88,985       91,380
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,300,871 Shares Issued and Outstanding at
  9/30/01, 2,302,811 at 12/31/00, & 9/30/00               2,301        2,303        2,303
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding at
  9/30/01, 12/31/00, & 9/30/00                              179          179          179
Accumulated Other Comprehensive Income                      197          197          164
Capital in Excess of Par - Retired Stock                     17           15           15
Undivided Profits                                         3,028        2,649        2,649
Current Earnings                                            391          379          329
     TOTAL STOCKHOLDERS' EQUITY                           6,113        5,722        5,639
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $99,002      $94,707      $97,019

See accompanying notes to Financial Statements

					BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENT OF INCOME
						(Unaudited)

                                                   Three months ended   Nine months ended
                                                         Sept 30             Sept 30
(Amounts in Thousands)                                  2001      2000      2001      2000
INTEREST INCOME
Interest and Fees on Loans                            $1,849    $1,818    $5,762    $5,500
Interest on Time Deposits                                  0         0         0         0
Interest on Securities Held to Maturity                   94        44       159       124
Interest & Dividends on Securities Available for Sale	     0 	     0 	     0 	     0
Interest on Federal Funds Sold                           224       477       881      1,370
Other Interest Income                                      0         0         0          0
Total Interest Income                                  2,167     2,339     6,802      6,994
INTEREST EXPENSE
Interest on Deposits                                     364       349     1,129      1,049
Interest on Federal Funds Purchased                        0         0         0          0
Other Interest Expense                                    11        10        31         31
Interest Expense on Notes Payable                          2         2         6          7
Interest Expense on Debentures                            39        40       118        119
Total Interest Expense                                   416       401     1,284      1,206
NET INTEREST INCOME                                    1,751     1,938     5,518      5,788
Provision for Loan Losses                                 84       122       346        151
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                        1,667     1,816     5,172      5,637
NONINTEREST INCOME
Service Charges on Deposit Accounts                      276       285       802        820
Cardholder & Other Credit Card Income                    176       157       511        473
ORE Income                                                59        11     1,196         15
Other Operating Income                                    32        29       174        152
Gain on Sale of Securities                                 0         0         0          0
Total Noninterest Income                                 543       482     2,683      1,460
NONINTEREST EXPENSE
Salaries and Employee Benefits                         1,091     1,111     3,241      3,265
Occupancy Expense                                        303       447     1,185      1,351
Loan & Credit Card Expense                               221       208       715        667
ORE Expense                                              253        10       696         48
Other Operating Expense                                  564       455     1,394      1,236
Total Noninterest Expense                              2,432     2,231     7,231      6,567

Income Before Tax Provision                            (222)        67       624        530

Provision (Benefit) For Income Taxes                    (58)        41       233        201

NET INCOME                                            ($164)       $26      $391       $329

Earnings Per Share of Common Stock                   ($0.92)     $0.14     $2.18      $1.84

See accompanying notes to Financial Statements

					BOL BANCSHARES, INC.
		CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                   Sept 30              Sept 30
(Amounts in thousands)                                2001                 2000
NET INCOME (LOSS)                                     $391                $329

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                               0                 (19)

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME                               0                 (19)

COMPREHENSIVE INCOME (LOSS)                           $391                $310

See accompanying notes to Financial Statements

					BOL BANCSHARES, INC.

			CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
						(Unaudited)

(Amounts in Thousands)                    ACCUMULATED  CAPITAL IN
                                            OTHER      EXCESS OF
                                            COMPREHEN- PAR
                        PREFERRED COMMON    SIVE      RETIRED    RETAINED
                       STOCK     STOCK     INCOME    STOCK      EARNINGS  TOTAL
Balance December 31, 1999   2,303   179     183        15        2,649     5,329

Other Comprehensive
Income, net of
applicable deferred income
taxes                                       (19)                            (19)

Net Income (Loss)                                                  329       329

Balance - Sept 30, 2000    2,303    179     164        15        2,978    $5,639



Balance December 31, 2000  2,303    179     197        15        3,028     5,722

Preferred Stock               (2)                                             (2)

Capital in Excess of Par
Retired Stock                                           2                      2

Other Comprehensive
Income, net of
applicable deferred income
taxes

Net Income (Loss)                                                  391       391

Balance - Sept 30, 2001   2,301    179     197        17         3,419    $6,113


					BOL BANCSHARES, INC.
			  CONSOLIDATED STATEMENTS OF CASH FLOWS
			                  (Unaudited)

For The Nine Months Ended Sept 30


(Amounts in Thousands)                                         2001         2000
OPERATING ACTIVITIES
Net Income (Loss)                                              $391         $329
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
 Provision for (Recovery of) Loan Losses                        346          151
 Depreciation and Amortization Expense                          269          389
 Amortization of Investment Security Premiums                     1            3
 Accretion of Investment Security Discounts                       4           (1)
 (Increase)Decrease in Deferred Income Taxes                    224          201
 (Gain) Loss on Sale of Property and Equipment                    0            0
 (Gain) Loss on Sale of Other Real Estate                      (509)         (13)
 (Increase)Decrease in Other Assets                            (209)         948
 (Decrease)Increase in Other Liabilities,
  Accrued Interest and Accrued Loss Contingency                (592)        (238)
  Net Decrease(Increase) in Mortgage Loans Held for Resale        0            0
Net Cash Provided by (Used in) Operating Activities             (75)       1,769
INVESTING ACTIVITIES
 Proceeds from Sale of Available-for-Sale Securities              0            0
 Purchases of Available-for-Sale Securities                       0            0
 Proceeds from Available-for-Sale Securities
  Released at Maturity                                            0            0
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                        2,978        5,918
 Purchases of Held-to-Maturity Investment Securities        (10,517)      (5,873)
 Proceeds from Sale of Property and Equipment                     0            0
 Purchases of Property and Equipment                            (41)         (61)
 Proceeds from Sale of Other Real Estate                        900           45
 Purchases of Other Real Estate                                   0          (31)
 Net (Increase)Decrease in Loans                               (261)        (373)
Net Cash Provided by (Used in) Investing Activities          (6,941)        (375)
FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                               4,482       (3,250)
 Proceeds from Issuance of Long-Term Debt                         0            0
 Retirement of Stock                                             (1)           0
 Principal Payments on Long Term Debt                            (6)          (5)
Net Cash Provided by (Used in) Financing Activities           4,475       (3,255)

Net Increase (Decrease) in Cash and Cash Equivalents         (2,541)      (1,861)
Cash and Cash Equivalents - Beginning of Year                30,814       33,489
Cash and Cash Equivalents - End of Period                   $28,273      $31,628

See accompanying notes to Financial Statements
        						BOL BANCSHARES, INC.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						September 30, 2001

Note 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 2000.

Note 2.  PER SHARE DATA

	Income per common share data are based on the weighted average number of shares outstanding of 179,145 at September 30, 2001 and 2000 respectively.

Note 3.  CONTINGENCIES

Because of the nature of the banking industry in general, the Company and the
Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the
Company's and/or the Bank's financial condition.
	Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending September 30, 2001, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve.  The Company has not provided a judicial interest that may be awarded on a judgment pending the conclusion of the appeals procedure.  Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
	The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
The Company is a defendant in a lawsuit filed by another bank alleging the
Company improperly dishonored checks totaling $979,000.  The Company claims that such checks were properly returned "nonsufficient funds".  When these checks were returned to the Plaintiff, of the $979,000, one check for $110,000 was misplaced by the FRB and therefore returned late to the Plaintiff.  The
Company was forced to cover the amount of the check.  The Company filed a counter suit against the Plaintiffs for contribution on the $110,000 loss and for tortuous interference.  The Plaintiff filed exceptions to the counter suit.
These exceptions were heard in the district court and the Company's right to contribution was maintained, however the Company's suit for tortuous interference was dismissed.  On appeal, the appellate court sustained the
Company's right to contribution and overruled the lower court's decision on tortuous interference, finding that the Company could maintain such a cause of action.  The Louisiana Supreme Court denied writs filed by the Plaintiff.  The case is currently awaiting trial.  The Company is vigorously defending all claims asserted in this suit.
	Expected Results:  Outside counsel advises that the Company will not pay any damages in this matter and the likelihood is reasonably high that the
Company will obtain some recovery from the Plaintiff.

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

The estimated fair values of the Bank's financial instruments are as follows:

	Sept 30, 2001
                                                        Carrying              Fair
(Amounts in Thousands)                                  Amount                Value
Financial Assets:
Cash and Short-Term Investments                          $28,273              $28,273
Investment Securities                                     10,905               10,944
Loans                                                     57,642               57,708
Less:  Allowance for Loan Losses                           1,800                1,800
                                                          95,020               95,125


Financial Liabilities:
Deposits                                                  89,646               89,770



Unrecognized Financial Instruments:
Commitments to Extend Credit                               2,791                2,791
Commercial Letters of Credit                                  61                   61
Credit Card Arrangements                                  67,373               67,373
                                                        $70,225              $70,225

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA


                                   Three Months Ended              Nine Months Ended
(Amounts in Thousands, Except	 Sept 30 	June 30	Sept 30	 Sept 30 	Sept 30
  Per Share Data)                 2001       2001        2000         2001       2000
Interest Income               $2,167      $2,227      $2,339      $6,802      $6,994
Interest Expense                 416         442         401       1,284       1,206
Net Interest Income            1,751       1,785       1,938       5,518       5,788
Provision for Loan Losses         84         165         122         346         151
Net Interest Income after
  Provision                    1,667       1,620       1,816       5,172       5,637
Noninterest Income:
Noninterest Income               543         922         482       2,683       1,460
Securities Gains                   0           0           0           0           0
Noninterest Income               543         922         482       2,683       1,460
Noninterest Expense            2,432       2,221       2,231       7,231       6,567
Income before Taxes             (222)        321          67         624         530
Income Tax Expense (Benefit)     (58)        104          41         233         201
Net Income (Loss)              ($164)       $217         $26        $391        $329

Income per Common Share       ($0.92)      $1.21       $0.14       $2.18       $1.84
Average Common Shares
  Outstanding                    179         179         179         179         179

Selected Quarter-End Balances
Loans                        $57,642     $58,745     $59,202
Deposits                      89,646      89,728      87,306
Long-Term Debt                 2,220       2,222       2,228
Stockholders' Equity           6,113       6,277       5,639
Total Assets                  99,002      99,216      97,019

Selected Average Balances
Loans                        $57,643     $59,098     $55,845     $58,228     $56,095
Deposits                      88,875      87,749      86,982      87,112      88,614
Long-Term Debt                 2,221       2,223       2,228       2,223       2,230
Stockholders' Equity           6,308       6,262       5,709       6,236       5,677
Total Assets                  98,474      97,222      96,786      96,606      98,337

Selected Ratios
Return on Average Assets       -0.17%       0.22%       0.03%       0.40%       0.33%
Return on Average Equity       -2.60%       3.46%       0.45%       6.27%       5.80%
Tier 1 Risk-Based Capital      13.28%      13.43%      12.13%
Risk-Based Capital             14.55%      14.70%      13.40%
Tier 1 Leverage                 8.31%       8.54%       7.82%


						BOL BANCSHARES, INC.

					MANAGEMENT'S DISCUSSION AND ANALYSIS OF
				FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001


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

THIRD QUARTER 2001 HIGHLIGHTS

BOL BANCSHARES' nine months 2001 results showed improvement in earnings over the same period of 2000.

	Net income for the first nine months of 2001 totaled $391,000 ($2.18 per common share) up 18.84% compared to a net profit of $329,000 ($1.84 per common share) for the first nine months of 2000. Net loss for the third quarter of 2001 totaled ($164,000)($.92 per share), down 730.77% compared to a net profit of $26,000 ($0.14 per common share) for the third quarter of 2000.

	Pre-tax, pre-provision losses were $138,000, a decrease from the third quarter 2000 profit of $189,000. Pre-tax, pre-provision earnings were $970,000, an increase from the first nine months of 2000 profit of $681,000. The third quarter and first nine months of 2001 included provisions for loan losses totaling $84,000 and $346,000, respectively, compared to $122,000 and $151,000 for the same period of 2000.

	Total assets increased $1,983,000 (2.04%) to $99,002,000 at September 30, 2001 compared to September 30, 2000. Shareholders' equity increased $474,000 (8.41%)to $6,113,000 at September 30, 2001 compared to September 30, 2000.

	Total loans decreased $1,560,000 (2.64%) from September 30, 2000 to $57,642,000 at September 30, 2001. Real Estate Mortgage loans declined $493,000 (1.44%) to $33,709,000, and credit card loans declined $1,139,000
(6.44%) to $16,535,000.

	Deposits increased $2,340,000 (2.68%) to $89,646,000 at September 30,
2001 compared to September 30, 2000.


FINANCIAL CONDITION:

EARNING ASSETS

	Interest earning assets averaged $91,134,000 in the third quarter of 2001, a $2,886,000 increase from the third quarter of 2000 average of $88,248,000. Compared to the third quarter of 2000, average loans increased $1,798,000 (3.22%), average investment securities increased $4,725,000 (142.88%), while average federal funds sold decreased $3,637,000 (12.50%).

	Table 1 presents the Company's loan portfolio by major classifications. Total loans decreased $1,560,000 (2.64%)over the third quarter of 2000.

TABLE 1.  MAJOR CLASSIFICATION OF LOAN PORTFOLIO

                           Sept 30, 2001          June 30, 2001         Sept 30, 2000
(Amounts in Thousands)     Loans      %           Loans      %           Loans      %
Commercial, Financial, &
Agricultural               $3,056     5.30%       $3,619     6.16%       $3,025     5.11%
Real Estate Mortgage       33,709    58.48%       33,446    56.93%       34,202    57.77%
Mortgage Loan Held for Resale   0     0.00%            0     0.00%            0     0.00%
Personal Loans              4,204     7.29%        4,335     7.38%        4,184     7.07%
Credit Cards-Visa,
 MasterCard                15,253    26.46%       15,781    26.86%       16,091    27.18%
Credit Cards-Proprietary    1,282     2.22%        1,397     2.38%        1,583     2.67%
Overdrafts                    138     0.24%          167     0.28%          117     0.20%
  Loans                   $57,642   100.00%      $58,745   100.00%      $59,202   100.00%

	Securities Held to Maturity. Average securities held to maturity Increased $4,675,000 (157.46%) from the third quarter of 2000. Securities held to maturity are carried as cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.

	Securities Available for Sale. Average securities available for sale increased $50,000 (14.79%) from the third quarter of 2000. Securities available for sale are carried at fair value.

	Short Term Investments. Average federal funds sold decreased $3,637,000 (12.50%) down from the third quarter of 2000. This decrease is mainly due to the increase in the investment securities portfolio.

ASSET QUALITY

	Table 2 presents a summary of nonperforming assets for the past five quarters.
	Nonperforming assets consist of nonaccrual and restructured loans and ORE. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. The loan process ensures that all loans which meet the criteria for nonaccrual status are placed on nonaccrual. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
	Nonperforming assets totaled $244,000 at September 30, 2001 as compared to $1,127,000 at September 30, 2000. Other real estate totaled $0 at September 30, 2001 as compared to $1,074,000 at September 30, 2000. The Bank was required to write down 5 properties due to the 10 years limitation that the
 Bank could hold properties.  Of these 5 properties, the Bank sold one.  The
Bank also sold another parcel that was held as ORE. Total write downs were $683,000 and the gain on the two sales were $509,000.

Table 2.  NONPERFORMING ASSETS

(Amounts in Thousands)                09/30/01   06/30/01   03/31/01   12/31/00    09/30/00
Nonaccrual Loans                      $244       $45        $49        $49           $53
Restructured Loans                       0         0          0          0             0
Other Real Estate Owned                  0       651        651      1,074         1,074
  Total Nonperforming Assets          $244      $696       $700     $1,123        $1,127
Loans Past Due 90 Days or More        $417      $358       $439       $367          $393
Ratio of Past Due Loans to Loans      0.72%     0.61%      0.72%      0.66%         0.66%
Ratio of Nonperforming Assets to Loans
 and Other Real Estate Owned          0.42%     1.17%      1.14%      1.97%         1.87%

IMPAIRED LOANS

	As of September 30, 2001, the recorded investment in loans that are considered impaired under SFAS 114 and 118 was $0. The related allowance for credit losses for the impaired loans is not specifically identified, but is included in the percentages allocated to the portfolio.

WATCH LIST

	The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk.
The Bank's watch list includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
	The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans increased 8.30% to $3,524,000 at September 30, 2001 from $3,254,000 at September 30, 2000.

	Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

	Table 3 presents an analysis of the activity in the allowance for loan losses for the three month and nine month period ending September 30, 2001 and
2000.	The allowance for loan losses as a percentage of loans increased from
3.04% at September 30, 2000 to 3.12% at September 30, 2001. The net charge-off (recoveries) as a percentage of average loans increased from .27% at September 30, 2000 to .59% at September 30, 2001.
	The allowance for loan losses is established through a provision for loan losses charged to expenses. Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

TABLE 3 - RESERVE FOR LOAN LOSSES ACTIVITY
                                           Three Months Ended       Nine Months Ended
                                          Sept 30     Sept 30     Sept 30     Sept 30
(Amounts in Thousands)                      2001       2000         2001       2000
Balance at Beginning of Period            $1,800      $1,800      $1,800      $1,800
Loans Charged Off                           (225)       (241)       (751)       (837)
Recoveries                                   141         119         405         686
Net (Charge Offs) Recoveries                 (84)       (122)       (346)       (151)
Provision for Loan Losses                     84         122         346         151
Balance at End of Period                  $1,800      $1,800      $1,800      $1,800
Allowance for Loan Losses as a
  Percentage of Loans                       3.12%       3.04%       3.12%       3.04%
Net (Charge Offs) Recoveries as a Percentage
  of Average Loans                          0.15%       0.22%       0.59%       0.27%

FUNDING SOURCES:

DEPOSITS

	Average deposits totaled $88,875,000 in the third quarter of 2001, an increase of $1,893,000 (2.18%) from $86,982,000 in the third quarter of 2000. Average core deposits were $87,698,000 for the third quarter of 2001 up from $85,803,000 in the third quarter of 2000. Table 4 presents the composition of average deposits for the three quarters ending September 30, 2001, June 30, 2001, and September 30, 2000.

TABLE 4.  DEPOSIT COMPOSITION

For The Three Months Ended
                            Sept 30                June 30                  Sept 30
                              2001                   2001                     2000
                            Average    % of       Average     % of       Average     % of
(Amounts in Thousands)      Balances  Deposits    Balances   Deposits    Balances   Deposits
Demand, Noninterest-Bearing  $32,921   37.04%      $33,585    38.27%      $34,151    39.26%
NOW Accounts                  12,975   14.60%       13,487    15.37%       12,734    14.64%
Money Market Deposit Accounts  4,863    5.47%        4,715     5.37%        5,490     6.31%
Savings Accounts              27,470   30.91%       25,664    29.25%       25,082    28.84%
Other Time Deposits            9,469   10.65%        9,074    10.34%        8,346     9.60%
Total Core Deposits           87,698   98.68%       86,525    98.61%       85,803    98.64%
Certificates of Deposit of
   $100,000 or more            1,177    1.32%        1,224     1.39%        1,179     1.36%
Total Deposits               $88,875  100.00%      $87,749   100.00%      $86,982   100.00%

BORROWINGS

	The Company's long-term debt is comprised primarily of debentures, which are secured by 40.79 shares of the Subsidiary Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $1,800,000 with a correspondent bank. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

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


RESULTS OF OPERATIONS:

NET INTEREST INCOME

	Net interest income, the difference between interest income and interest expense, is a significant component of the performance of a banking organization. Data used in the analysis of net interest income are derived from the daily average levels of earnings assets and interest bearing deposits as well as from the related income and expense. Net interest income is not developed on a taxable equivalent basis because the level of tax exempt income is not material. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
	Net interest income for the third quarter of 2001 decreased $187,000 over the same period last year, and decreased $270,000 from the first nine months of 2000. The net interest margin decreased to 1.92% for the third quarter of 2001 from 2.20% for the third quarter of 2000.

	The Company's average balances, interest income and expense and rates earned or paid for major categories are set forth in the following tables:

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST, RATE AND NEW YIELDS
                                   THIRD QUARTER 2001            THIRD QUARTER 2000
                                   Average                       Average
(Amounts in Thousands)             Balance     Interest  Rate    Balance    Interest   Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                         $57,643      $1,849   3.21%    $55,845    $1,818     3.26%
  Tax-Exempt                            -                              -
Investment Securities
  Taxable                           8,032          94   1.18%      3,307        44     1.33%
  Tax-Exempt                            0                              0
Interest-Bearing Deposits               0                              0
Federal Funds Sold                 25,459         224   0.88%     29,096       477     1.64%
  Total Interest-Earning Assets    91,134       2,167   2.38%     88,248     2,339     2.65%
Cash and Due from Banks             5,324                          5,298
Allowance for Loan Losses          (1,804)                        (1,805)
Premises and Equipment              1,947                          2,253
Other Real Estate                     487                          1,082
Other Assets                        1,386                          1,710
  TOTAL ASSETS                    $98,474                        $96,786
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits                   17,838          56   0.31%     18,224        72     0.40%
 Savings Deposits                  27,470         192   0.70%     25,082       184     0.73%
 Time Deposits                     10,646         116   1.09%      9,525        93     0.98%
  Total Interest-Bearing Deposits  55,954         364   0.65%     52,831       349     0.66%
Federal Funds Purchased
Securities sold under Agreements to Repurchase
Other Short-Term Borrowings             0                              0
Long-Term Debt                      2,221          52   2.34%      2,228        52    2.33%
  Total Int-Bearing Liabilities    58,175         416   0.72%     55,059       401    0.73%
Noninterest-Bearing Deposits       32,921                         34,151
Other Liabilities                   1,070                          1,867
Shareholders' Equity                6,308                          5,709
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY             $98,474                        $96,786
Net Interest Income                            $1,751                      $1,938
Net Interest Spread                                     1.66%                         1.92%
Net Interest Margin                                     1.92%                         2.20%
(1)Fee income relating to loans of $154,000 at Sept 30, 2001, and $190,000 at Sept 30, 2000
is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST, RATE AND NEW YIELDS
                                   Nine Months Ended 9/01       Nine Months Ended 9/00
                                   Average                      Average
(Amounts in Thousands)             Balance   Interest    Rate   Balance   Interest    Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, Net of Unearned Income(1)(2)
  Taxable                         $58,228    $5,762     9.90%   $56,095   $5,500      9.80%
  Tax-Exempt                            -                             -
Investment Securities
  Taxable                           4,403       159     3.60%     3,317      124      3.74%
  Tax-Exempt                            0                             0
Interest-Bearing Deposits               0                             0
Federal Funds Sold                 26,395       881     3.34%    29,741    1,370      4.61%
  Total Interest-Earning Assets    89,026     6,802     7.64%    89,153    6,994      7.84%
Cash and Due from Banks             5,334                         5,541
Allowance for Loan Losses          (1,803)                       (1,808)
Premises and Equipment              2,020                         2,369
Other Real Estate                     639                         1,196
Other Assets                        1,390                         1,886
  TOTAL ASSETS                    $96,606                       $98,337
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits                   17,856       211     1.18%    18,398      195      1.06%
 Savings Deposits                  26,047       583     2.24%    25,647      552      2.15%
 Time Deposits                      9,922       335     3.37%    10,027      302      3.01%
  Total Interest-Bearing Deposits  53,825     1,129     2.10%    54,072    1,049      1.94%
Federal Funds Purchased
Securities sold under Agreements to Repurchase
Other Short-Term Borrowings             0                             0
Long-Term Debt                      2,223       155     6.98%     2,230      157      7.04%
  Total Int-Bearing Liabilities    56,048     1,284     2.29%    56,302    1,206      2.14%
Noninterest-Bearing Deposits       33,287                        34,542
Other Liabilities                   1,035                         1,816
Shareholders' Equity                6,236                         5,677
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY             $96,606                       $98,337
Net Interest Income                          $5,518                       $5,788
Net Interest Spread                                     5.35%                         5.70%
Net Interest Margin                                     6.20%                         6.49%
(1) Fee income relating to loans of $464,000 at Sept 30, 2001, and $540,000 at Sept 30, 2000
is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)
Sept, 2001 Compared to Sept, 2000
                                                 Change in
                                            Interest Due to        Total
(Amounts in Thousands)                      Volume     Rate        Change

Net Loans:
 Taxable                                   $53         $209        $262
 Tax-Exempt(2)                               0            0           0
Investment Securities                        0            0           0
 Taxable                                    (6)          41          35
 Tax-Exempt(2)                               0            0           0
Interest-Bearing Deposits                    0            0           0
Federal Funds Sold                        (335)        (154)       (489)
  Total Interest Income                   (288)          96        (192)
Deposits:
 Demand Deposits                            22           (6)         16
 Savings Deposits                           22            9          31
 Time Deposits                              36           (3)         33
  Total Interest-Bearing Deposits           80           (0)         80
Federal Funds Purchased                      0            0           0
Securities Sold under Agreements to Repurchase 0          0           0
Other Short-Term Borrowings                  0            0           0
Long-Term Debt                              (1)          (1)         (2)
  Total Interest Expense                   $79          ($1)        $78
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

NONINTEREST INCOME

	An important source of the Company's revenue is derived from noninterest income.
	Noninterest income for the third quarter of 2001 increased $61,000 or 12.66%
from the same period last year.  Table 5 presents noninterest income for the three months and nine months ended September 30, 2001 and 2000.

TABLE 5.  NONINTEREST INCOME


                           Three Months Ended                 Nine Months Ended
                          Sept 30     Sept 30    Increase   Sept 30    Sept 30     Increase
(Amounts in Thousands)    2001        2000      (Decrease)  2001       2000       (Decrease)
Service Charges            $123       $135       ($12)      $367        $387       ($20)
NSF Charges                 153        150          3        435         433          2
Gain on Sale of Securities    0          0          0          0           0          0
Cardholder & Other Credit
 Card Income                151        125         26        434         361         73
Membership Fees              25         32         (7)        78         112        (34)
Other Comm & Fees            23         (6)        29         62          76        (14)
ORE Income                    0          1         (1)         1           2         (1)
Gain on Sale of ORE          59         11         48      1,195          13      1,182
Other Income                  9         34        (25)       111          76         35
Total Noninterest Income   $543       $482        $61     $2,683      $1,460     $1,223

NONINTEREST EXPENSE

	The major categories of noninterest expenses include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
	Noninterest expense for the third quarter of 2001 increased $201,000 or 9.01% from the same period last year. Occupancy expense decreased $144,000 for the quarter and $166,000 for the nine months due to the reclassification of the stock tax to Other Operating expense. Reclass amounts were $25,000 for the quarter and $75,000 for the nine months total. The increase in Ore expense is due to Ore writedowns as discussed in Asset Quality - Nonperforming Assets.
	Table 6 presents the activity for the three months and nine months ended September 30, 2001 and 2000.

TABLE 6.  NONINTEREST EXPENSE

                            Three Months Ended                  Nine Months Ended
                            Sept 30    Sept 30    Increase     Sept 30   Sept 30  Increase
(Amounts in Thousands)       2001       2000     (Decrease)      2001      2000  (Decrease)
Salaries & Benefits          $1,091    $1,111      ($20)         $3,241     $3,265   ($24)
Loss on Litigation                0         0         0               0       (150)   150
Occupancy Expense               303       447      (144)          1,185      1,351   (166)
Advertising Expense              15        27       (12)             36         74    (38)
Communications                   46        49        (3)            132        144    (12)
Postage                          51        57        (6)            171        190    (19)
Loan & Credit Card Expense	      221       208        13             715        667     48
Professional Fees                49        24        25             127        138    (11)
Legal Fees                       51        60        (9)            157        132     25
Insurance & Assessments          25        24         1              71         72     (1)
Stationery, Forms & Supply	       55        55         0             171        175     (4)
ORE Expenses                    253        10       243             696         48    648
Other Operating Expense         272       159       113             529        461     68
Total Noninterest Expense    $2,432    $2,231      $201          $7,231     $6,567   $664

INCOME TAXES

	The Company recorded a benefit for income taxes of $58,000 for the third quarter of 2001 and a provision of $41,000 for the same period in 2000. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for banks.

CAPITAL

	The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by banking regulators. Table 7 presents these ratios for the most recent five quarters.

TABLE 7.  QUARTERLY SELECTED CAPITAL RATIOS

                                      Sept 30    June 30    March 31    Dec. 31    Sept. 30
                                      2001       2001       2001        2000       2000
Risk-Based Capital
Tier 1 Risk Based Capital Ratio       13.28%     13.43%     12.78%      12.27%     12.13%
Risk Based Capital Ratio              14.55%     14.70%     14.05%      13.54%     13.40%
Tier 1 Leverage Ratio                  8.31%      8.54%      8.55%       7.81%      7.82%

LIQUIDITY

	The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
	Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future. The liquidity ratio for the Bank was 42.35% at September 30, 2001, 41.69% at June 30, 2001, and 38.76% at September 30, 2000.
	Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensure the availability of funds and capital adequacy.
	The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts that will maximize the highest yield possible and thereby improve earnings.
	There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.


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



								BOL BANCSHARES, INC.
								(Registrant)



				                  		/s/ G. Harrison Scott
November 13, 2001						G. Harrison Scott
Date								Chairman
								(in his capacity as a duly
								authorized officer of the
								Registrant)






                                                	/s/ Peggy L. Schaefer
								Peggy L. Schaefer
								Treasurer
								(in her capacity as Chief
								Accounting Officer of the
								Registrant)