Form 10-K
period 2001-12-31
BOL BANCSHARES INC
filed 2002-03-28
CIK 832818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NUMBER 01-16934


                               BOL BANCSHARES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

		LOUISIANA						72-1121561
	(STATE OF INCORPORATION)       (IRS EMPLOYER IDENTIFICATION NO.)

                    300 ST. CHARLES AVENUE, NEW ORLEANS, LA  70130
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (504) 889-9400
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  	NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  	NONE

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

	The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $321,380 as of the close of business on February 28, 2002. For this purpose, certain executive officers and directors are considered affiliates.

	The number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2002 was approximately 179,145.

					Cross Reference Index

                                                                  Page

Part I

Item 1:	Business                                               3
Item 2:	Properties                                             5
Item 3:	Legal Proceedings                                      6
Item 4:	Submission of Matters to a Vote of Security Holders    7

Part II

Item 5:	Market for Registrant's Common Equity and Related
              Stockholder Matters                                  7
Item 6:	Selected Financial Data                                8
Item 7:	Management's Discussion and Analysis of Financial
              Condition and Results of Operation                   9
Item 7A:	Quantitative and Qualitative Disclosures about
              Market Risk                                         32
Item 8:	Financial Statements and Supplementary Data           32
Item 9:	Changes in and Disagreements with Accountants
                 and Financial Disclosure                         27


Part III

Item 10:	Directors and Executive Officers of the Registrant    28
Item 11:	Executive Compensation                                29
Item 12:	Security Ownership of Certain Beneficial Owners and
                Management                                        31
Item 13:	Certain Relationships and Related Transactions        31


Part IV

Item 14:	Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K
		(a) Financial Statement Schedules
			Independent Auditor's Report Consolidated Balance
	             Sheets                                         35
			Consolidated Statements of Income               37
			Consolidated Statements of Comprehensive Income 38 Consolidated Statements of Changes in Stockholder's
			Equity                                          39
			Consolidated Statements of Cash Flow            40
			Notes to Consolidated Financial Statements      42
			Independent Auditor's Report on Supplementary
	  Information

	Schedules I, II, III                                        67
		(b) Reports	on Form 8-K                             NONE
		(c) Exhibits                                        NONE
Signatures                                                        71

Item 1 Business of the Company and the Bank
	Here and after BOL Bancshares, Inc. shall be referred to as the Company and subsidiary Bank of Louisiana shall be referred to as the Bank.

History and General Business
	The Company was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company remained inactive until April 29, 1988, when it acquired the Bank in a three-bank merger of the Bank of Louisiana in New Orleans (the "Old Bank"), Bank of the South ("South Bank"), and Fidelity Bank &
Trust Company, all Louisiana state-chartered banks. The Old Bank was the surviving bank in the merger and subsequently changed its name to the Bank's current name. The merger was originally accounted for as a "purchase", but after discussions with the Securities and Exchange Commission, the accounting treatment of the merger was changed to a manner similar to a "pooling of interests". [Since the change in accounting treatment, the Company has recast its financial statements, to reflect "pooling" accounting.] In addition, at the time of the bank's merger, the Company merged with BOS Bancshares, Inc., a Louisiana corporation, and the registered bank holding company for South Bank. The Company was the surviving entity in that merger. The Company is the sole shareholder and registered bank holding company of the Bank.
	Other than owning and operating the Bank, the Company may also engage, directly or through subsidiary corporations, in those activities closely related to banking that are specifically permitted under the BHC Act. See "Supervision and Regulation". The Company, after acquiring the requisite approval of the Board of Governors of the Federal Reserve System (the "FRB") and any other appropriate regulatory agency, may seek to engage de novo in such activities or to acquire companies already engaged in such activities. The Company has not conducted, and has no present intent to conduct, negotiations for the acquisition or formation of any entities to engage in other permissible activities. There can be no assurance, however, that the Company will not form or acquire any other entity.
	If the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in the line of business or permissible activity in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital. See "Business of the Company and the Bank--Territory Served and Competition".

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

	Consumer Loans. The Company's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational loans.
	Real Estate Loans. The Company's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
	Commercial Loans (Secured and Unsecured). The Company's commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Company offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide.
As of December 31, 2001, the Company held $16,870,919 in credit card receivables.
	Proprietary Accounts. The Company has a number of proprietary accounts it services. The Company's proprietary accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Company acquires these credit card accounts at a discount, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2001, the Company held $1,482,125 in proprietary accounts.
	Mortgage Lending. The Company offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Company sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

Territory Served and Competition
	Market Area. The market area for the Company is defined in the Company's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Company has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. From 1990 to 2000, the population of New Orleans remained constant with approximately 500,000 persons. The population of Jefferson and St. Tammany Parishes were approximately 650,000 as of December 31, 2000.
	Competition. The Company competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Company is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. The economy of New Orleans is supported by the tourism, shipping, and energy industries. The Company has no material concentration of deposits from any single customer or group of customers, nor is a significant portion of its loans concentrated in a single industry or group of related industries. There are no material seasonal factors that have any adverse effect on the Company. The Company does not rely on foreign sources of funds or income, and the Company does not expend any material percentage of its income in complying with applicable environmental laws.

Employees
	As of December 31, 2001, the Company had approximately 163 full-time and approximately 15 part-time employees. The Company considers its relationship with its employees to be very good. The employee benefit programs provided by the Company include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Company. See "Item 11, Executive Compensation".

Item 2 Property
	In addition to its main office, the Company has six branch locations and an operations center. Set forth below is a description of the offices of the Company.

	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. The purchase was financed by a loan from director Edward J. Soniat to the Company. As of December 31, 2001, there is a balance of $54,411 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. See "Management--Certain Transactions". The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Company occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The initial term of the club's lease is for 25 years, expiring on December 15, 2003.
	Carrollton Branch. The Carrollton Branch of the Company is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Company leases the office space on a month-to-month basis from Carrollton Central Plaza. The Company pays $3,022 per month in lease payments.
	Severn Branch. The Severn Branch of the Company is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Company leases the office space from Severn South Partnership, an affiliate of the Company. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June
1, 1999, and terminates on May 31, 2003. The lease payments are $12,456, plus a percentage of operating costs, per month.
	Oakwood Branch. The Oakwood Branch of the Company is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna,
Louisiana. The premises consist of approximately 4,160 total square feet of office space, which includes 1,560 square feet of drive-in facility, and parking is provided by the shopping center. The Company leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 2001, and terminates on May 31, 2006. The lease payments are $12,998 per month.
	Lapalco Branch. The Lapalco Branch of the Company is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Company leases the building from Belle Meade Developers. The lease commenced on January 1, 2001, and terminates on December 31, 2005. The lease payments are $6,385 per month.
	Gause Branch. The Gause Branch of the Company is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The premises consist of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Company owns the building and underlying land upon which this branch is situated. The Company occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2001 totaled $110,658.
	Tammany Mall Branch. The Tammany Mall Branch of the Company is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Company leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the

Company. See Item 13, "Certain Relationships and Related Transactions". The lease payments are $6,200 per month.
	Operations Center. The Company's operations center, housing its data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Company leases 20,770 square feet from Severn South Partnership, an affiliate of the Company, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the leases commenced on June 1, 1999, and will terminate on May 31, 2003. The lease payments total $27,384, plus a percentage of operating costs, per month.

Item 3 Legal Proceedings
	Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
	Other than the lawsuits described below, the Company has either (i) posted reserves adequate to pay any judgments that may be rendered against the Company and such posting is reflected in the Company's consolidated financial statements for the period ending December 31, 2001, or (ii) believes the lawsuit is without sufficient merit or monetary exposure to require the posting of a reserve. Indeed, should the Company be successful in any of those lawsuits in which it has posted reserves, recoveries would be realized and the Company's consolidated net income would be positively impacted.
	The following actions, however, have been brought against the Company and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

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

Item 4 Submission of Matters to a Vote of Security Holders
	There were no matters submitted, during the fourth quarter of fiscal year 2001 to a vote of security holders, through the solicitation of proxies.

Item 5 Market for Registrant's Common Equity and Related Stockholder
Matters
	There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2000, as determined by the Company based on trading records of Dorsey & Company.
The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Bank Stock would trade. As of December 31, 2001, the Company had approximately 649 shareholders of record.


2001

                                     High           Low
First Quarter                       $5.00         $5.00
Second Quarter                       5.00          5.00
Third Quarter                        5.00          5.00
Fourth Quarter                       5.00          5.00


2000

First Quarter                        7.00          5.00
Second Quarter                       7.00          5.00
Third Quarter                        7.00          5.00
Fourth Quarter                       7.50          4.00


Principal Shareholders
	Other than directors, officers, and directors and officers as a group identified in the table in "Directors and Executive Officers of the Company", there were no persons who, to the knowledge of management of the Company, beneficially owned 5% or more of the Company Common Stock as of December 31, 2001. See "Item 12 Security Ownership of Certain Beneficial Owners and Management".

Item 6 Selected Consolidated Financial Data of the Company

                                    For The Years Ended
                                      December 31,

                                 2001     2000     1999     1998    1997
                                    (Dollars in thousands, except per share data)
Operations:
 Net Interest Income                    $7,313     $7,727     $7,502     $7,827     $8,189
 Prov for (Recovery Of) Loan Losses        556        308       (154)     1,085      3,630
 Other Income                            3,201      2,123      2,134      2,249      2,938
 Other Expense                           9,470      8,993      9,650      9,123     10,643
 Income Tax Expense (Benefit)              152        170         46         96     (1,171)
 Net Income (Loss)                         336        379         94       (228)    (1,975)


Per Share:
 Common Shares Outstanding             179,145    179,145    179,145    179,145    179,145
 Net Income (Loss)                        1.88       2.11       0.53      (1.27)    (11.03)
 Cash Dividends - Common                  0.00       0.00       0.00       0.00       0.00
 Book Value at End of Period             21.78      19.88      16.89      16.46      16.62
 Preferred Shares Outstanding        2,300,871  2,302,811  2,302,811  2,302,811  2,302,811
 Cash Dividends - Preferred Stock         0.00       0.00       0.00       0.00       0.00

Balances at End of Period:
 Investment Securities                  15,908      3,370      3,370      4,789     10,567
 Fed Funds Sold                         16,160     25,905     24,785     26,950     21,150
 Loans, Net of Unearned Interest        59,197     57,727     58,781     61,542     57,619
 Allowance for Loan Losses               1,800      1,800      1,800      1,800      1,800
 Other Real Estate Owned                     0      1,074      1,274      1,357      1,473
 Total Assets                          100,891     94,846    100,109    103,886    102,709
 Total Deposits                         91,612     85,164     90,555     94,583     93,941
 Shareholders' Equity                    6,200      5,861      5,329      5,185      5,280

Ratios:
 Return on Average Assets                0.14%      0.18%      0.09%     -0.23%     -1.95%
 Return on Average Equity                2.16%      3.10%      1.93%     -4.18%    -34.49%
Primary Capital to Total Assets &
 Allowance for Possible Loan Losses      6.26%      6.16%      5.42%      5.12%      5.23%
Allowance for Possible Loan Losses
 as a Percentage of Loans, Net           3.04%      3.12%      3.06%      2.92%      3.12%
Non-Performing Loans as a
 Percentage of Loans, Net (1)            1.75%      0.09%      0.07%      0.13%      0.15%
Non-Performing Loans as a
 Percentage of Total Assets (2)          0.99%      1.19%      1.31%      1.38%      1.51%
Capital Ratios: Bank
 Tier 1 Risk Based Capital Ratio        12.84%     12.27%     10.50%     10.27%     10.61%
 Risk Based Capital Ratio               14.11%     13.54%     11.77%     11.54%     11.88%
 Tier 1 Leverage Ratio                   8.09%      7.81%      6.80%      6.89%      6.84%

(1) Non-performing loans are comprised of non-accrual loans and restructured loans. As of dates reported the Company did not have any restructured loans.
(2) Non-performing assets are comprised of non-performing loans, ORE and other repossessed assets.

Item 7		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

	The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2001, 2000 and 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.

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


Overview

	The Company had total assets of $100,891,000 at December 31, 2001 and $94,846,000 at December 31, 2000. The Company currently operates through seven locations, five in the metropolitan New Orleans area and two in St. Tammany Parish.
	Loans comprise the largest single component of the Company's interest earning assets and provide a far more favorable return than other categories of earnings assets. The Company's loans totaled $57,397,000 and $55,927,000 net of unearned discount and Allowance for Loan Losses at December 31, 2001 and 2000, respectively. The Company's net interest margin was 8.14% for the year ended December 31, 2001.
	Historically, credit card loans have been an important part of the Company's total loan portfolio. At December 31, 2001, credit card loans were $16,871,000 and represented 29.39% of the Company's loan portfolio of $57,397,000. At December 31, 2000, credit card loans were $18,292,000 and represented 32.71% of the Company's loan portfolio of $55,927,000.
The decrease in the Company's credit card loans during 2001 was largely attributable to (i) competition from other banks and non-traditional credit card issuers such as AT&T and GMAC; (ii) the Company's loss of proprietary business; and (iii) tightening of the Company's underwriting standards.
	The Company's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts. The Company has initiated an aggressive marketing campaign to acquire several Visa and MasterCard portfolios and proprietary accounts. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income
	The Company earned $336,000, or $1.88 per share in 2001. In 2000 the net income was $379,000 or $2.11 per share and in 1999 the net income was $94,000 or $.53 per share.
	In 2001, the net income decreased $43,000 over the year 2000. Non-interest income increased $1,078,000 due primarily to the gain on 3 parcels of ORE sold totaling $1,195,000. Non-interest expense increased $477,000 due to the writedown of 6 ORE properties totaling $683,000.
	In 2000, the increase in net income of $285,000 over 1999 income was primarily due to the Company recovering $202,000 in the settlement of a lawsuit against a proprietor. Interest expense decreased $216,000; non-interest expenses decreased $657,000 primarily from a decrease in legal fees of $404,000 due to the settlement of the above-mentioned lawsuit.

Net Interest Income
Net interest income decreased $414,000 due primarily to the decrease in the rate paid on Federal Funds Sold from an average rate of 6.24% in 2000 to 3.99% in 2001.
	Net interest income increased $225,000 or 3.00% to $7,727,000 in 2000 from $7,502,000 in 1999. This increase is mainly due to a decrease in interest expense on deposits, which decreased $216,000 or 11.70% to $1,630,000 in 2000 from $1,846,000 in 1999. Total interest bearing deposits decreased $4,116,000 or 7.45%.

	The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table:

TABLE 1 Average Balances, Interests and Yields


                                      2001                  2000              1999
                        Average               Average               Average
(Dollars in Thousands)  Balance Interest Rate Balance Interest Rate Balance Interest Rate
ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income (1)(2)
  Taxable               58,156  7,605 13.08%  56,769  7,403 13.04%   57,397  7,638 13.31%
  Tax-exempt                 0                     0                      0
Investment securities
  Taxable                6,935    327  4.72%   3,318    170  5.12%    4,011    191  4.76%
  Tax-exempt                 0                     0                      0         0.00%
Interest-bearing deposits    0      0  0.00%       0      0  0.00%        0      0  0.00%
Federal funds sold      24,698    986  3.99%  28,602  1,784  6.24%   30,645  1,519  4.96%
  Total Interest-
   Earning Assets       89,789  8,918  9.93%  88,689  9,357 10.55%   92,053  9,348 10.16%
Cash and due from banks  5,354                 5,450                  5,739
Allowance for loan
    Losses              (1,799)               (1,807)                (1,792)
Premises and equipment   1,983                 2,324                  2,678
Other Real Estate          478                 1,165                  1,350
Other assets             1,630                 1,825                  1,130
   TOTAL ASSETS         97,435                97,646                101,158

 LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits        17,676    244  1.38%  18,229    288  1.58%   19,873    332 1.67%
 Savings deposits       26,661    721  2.70%  25,415    744  2.93%   26,704    784 2.94%
 Time deposits           9,888    433  4.37%   9,763    382  3.91%   11,583    520 4.49%
  Total Interest-Bearing
       Deposits         54,225  1,398  2.58%  53,407  1,414  2.65%   58,160  1,636 2.81%
Federal Funds Purchased
Securities sold under agreements
  to repurchase
Other Short-term borrowings 0                      0                      0
Long-Term debt          2,222     207  9.33%   2,229    216  9.69%    2,249    210 9.34%
  Total Int-Bearing
     Liabilities       56,447   1,605  2.84%  55,636  1,630  2.93%   60,409  1,846 3.06%
Noninterest-bearing
   Deposits            33,719                 34,479                 34,670
Other liabilities       1,051                  1,836                  1,210
Shareholders' equity    6,218                  5,695                  4,869
 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY  97,435                 97,646                101,158

Net Interest Income             7,313                 7,727                  7,502
Net Interest Spread                   7.09%                  7.62%                 7.10%
Net Interest Margin                   8.14%                  8.71%                 8.15%
(1)	Fee income relating to loans of $615,000 in 2001, $709,000 in 2000 and $669,000
In 1999 is included in interest income.
    (2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
    (3)Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 2001, 2000, and 1999 using a federal tax rate of 34%.

TABLE 2 Rate/Volume Analyses (1)

                                2001 Compared to 2000             2000 Compared to 1999
                                      Change in                           Change in
                                   Interest Due to    Total     Interest Due to    Total
(Dollars in Thousands)           Volume      Rate    Change    Volume     Rate    Change
Net Loans:
 Taxable                            21        181      202      (151)     (84)     (235)
 Tax-Exempt (2)                      -          -        -         -        -         -
Investment Securities-               -          -        -         -        -         -
 Taxable                           (28)       185      157        12      (33)      (21)
 Tax-Exempt (2)                      -          -        -         -        -         -
Interest-Bearing Deposits            -          -        -         -        -         -
Federal Funds Sold                (555)      (243)    (798)      366     (101)      265
  Total Interest Income           (562)       123     (439)      227     (218)        9
Deposits:
 Demand Deposits                   (36)        (9)     (45)      (17)     (27)      (44)
 Savings Deposits                  (60)        36      (24)       (2)     (38)      (40)
 Time Deposits                      46          5       51       (56)     (82)     (138)
  Total Interest-Bearing Deposits  (50)        32      (18)      (75)    (147)     (222)
Federal Funds Purchased              -          -        -         -        -         -
Securities Sold under
Agreements to Repurchase             -          -        -         -        -         -
Other Short-Term Borrowings          -          -        -         -        -         -
Long-Term Debt                      (8)        (1)      (9)        8       (2)        6
  Total Interest Expense           (58)        31      (27)      (67)    (149)     (216)

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.


Provision for Loan Losses
	Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes. At December
31, 2001, the allowance for possible loan losses was $1,800,000 and was that same amount at December 31, 2000. In 2001, the provision for loan losses was $556,000 compared to $308,000 in 2000. Net charge-offs were $556,000 for 2001 compared to net charge-offs of $308,000 in 2000 and net recoveries of $(154,000) in 1999. The increase in provisions for 2001 over 2000 and 1999 primarily resulted from the recovery of $202,000 in 2000 and $1,100,000 in 1999 from the settlement of a major piece of litigation on a proprietary account, which was previously charged off. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 3 Allowance for Loan Losses

                                              December 31,
                                  2001      2000      1999       1998         1997
                                             (Dollars in Thousands)
Balance at beginning of period   $1,800    $1,800    $1,800     $1,800      $1,500
Charge-Offs:
 Commercial                           9         3        49         24          22
 Real estate                          4         6         0          6          20
 Installment                         55        38        41         43          94
 Credit Cards                     1,010     1,099     1,491      1,877       3,996
Total Charge-offs                 1,078     1,146     1,581      1,950       4,132
Recoveries:
 Commercial                           2         8        11         13         100
 Real estate                          2        55         2         30          14
 Installment                          5         4         1         23          24
 Credit Cards                       513       771     1,705        798         664
Total Recoveries                    522       838     1,735        864         802
Net charge-offs                     556       308      (154)     1,086       3,330
Provision for (recovery of)         556       308      (154)     1,086       3,630
  loan losses
 Balance at end of period        $1,800    $1,800    $1,800     $1,800      $1,800
Ratio of net charge-offs during period
 to average loans outstanding      0.96%     0.54%    -0.27%      1.83%       5.35%
Allowance for possible loan losses as a
 percentage of loans               3.14%     3.22%     3.16%      3.00%       3.12%

Other Income
	An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years.

TABLE 4 Other Income

$ Change From
                                          December 31,                          Prior Year
                                      2001        2000        1999          2001      2000
                                                         (Dollars in Thousands)
Service Charges                        529         512         545            17      (33)
NSF Charges                            587         564         628            23      (64)
Gain on Sale of Securities               0           0           0             0        0
Cardholder & Other Cr Card Inc         597         503         497            94        6
Membership Fees                        103         137         176           (34)     (39)
Other Comm. & Fees                      86          97          97           (11)       0
ORE Income                               1           3           9            (2)      (6)
Gain on Sale of ORE                  1,195          13          27         1,182      (14)
Rev of Litigation Settlement             0         150           0          (150)     150
Other Income                           103         144         156           (41)     (12)
   Total Other Income               $3,201      $2,123      $2,135        $1,078     ($12)

Total other income increased to $3,201,000 in 2001 from $2,123,000 in 2000 or a 50.78% increase. This increase was due primarily to the gain on 3 parcels of ORE sold totaling $1,195,000.
	Total other income decreased to $2,123,000 in 2000 from $2,135,000 in 1999 or a 0.56% increase.

Other Expense
	The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.

	The following table sets forth the major components of other expense for the last three years:

TABLE 5 Other Expense

                                                                            $ Change From
                                          December 31,                          Prior Year
                                      2001        2000        1999          2001      2000
                                                         (Dollars in Thousands)
Salaries & Benefits                  4,324       4,327       4,158            (3)      169
Occupancy Expense                    1,756       1,969       1,969          (213)        0
Advertising Expense                     71         108         103           (37)        5
Communications                         179         184         199            (5)      (15)
Postage                                229         263         301           (34)      (38)
Loan & Credit Card Expense             993         933       1,031            60       (98)
Professional Fees                      172         215         330           (43)     (115)
Legal Fees                             214         187         591            27      (404)
Insurance & Assessments                 96          95          99             1        (4)
Stationery, Forms & Supply             227         239         317           (12)      (78)
Promotional Expenses                   139         166         179           (27)      (13)
ORE Expenses                           698          48          68           650       (20)
Misc. Losses                            20          22          53            (2)      (31)
Other Operating Expense                352         237         252           115       (15)
   Total Other Expense              $9,470      $8,993      $9,650          $477     ($657)

	Total other expense increased 5.30% to $9,470,000 in 2001 from $8,993,000 in 2000. This increase was due to the writedown of 6 ORE properties totaling $683,000.
 	Total other expense decreased 6.81% to $8,993,000 in 2000 from $9,650,000 in 1999.

Provision for Income Taxes
	The income tax provision for the Company and the Bank on a consolidated basis, for the year 2001 was $152,000 as compared to $170,000 in 2000 and $46,000 in 1999. The provision for income taxes consists of provisions for federal taxes only. Louisiana does not have an income tax for banks.

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

Interest Rate Sensitivity
	The Bank has established, as bank policy, an asset/liability management system that protects Bank profits from undue exposure to interest rate risks. The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Company's policy not to invest in derivatives in the ordinary course of business. The Company performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Company monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company's balance sheet at December 31, 2001, has a net interest sensitive asset gap of 2.11% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive asset gap of 17.86%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2001, as well as the cumulative position at December 31, 2001.

TABLE 6 Interest Rate Sensitivity Analysis

                                          December 31, 2001
                                                                                       Over
                                   30        60       90      120     180     One       One
                                  Days      Days     Days     Days    Days    Year     Year
(Dollars in Thousands)
Total
 Earning Assets
Securities-HTM                     -          -        -        -       -        -   15,515
Securities - AFS                   -          -        -        -       -        -      393
Loans                          10,667      2,845    2,701    2,683   4,821   11,090  24,593
Loans held for sale                -          -        -        -       -        -       -
Federal funds sold             16,160         -        -        -       -        -       -
Total Earning Assets           26,827      2,845    2,701    2,683   4,821   11,090  40,501

Non Earning Assets                 -          -        -        -       -        -    9,423

TOTAL ASSETS                   26,827      2,845    2,701    2,683   4,821   11,090  49,924
 Interest-Bearing Liabilities

Savings & Now accounts         41,058        -          -        -        -       -      -
Money market                    4,934        -          -        -        -       -      -
CD's < $100,000                 1,126        824      651      995   1,758      774   1,954
CD's > $100,000                    -         117        -        -     146      517     503
Federal Funds                      -         -          -        -        -       -      -
purchased
Repurchase agreements              -         -          -        -        -       -      -
Other short-term                   -         -          -        -        -       -      -
borrowings
Notes payable                      -         -          -        -        -       -   2,218
Total Interest-Bearing         47,118        941      651      995    1,904   1,291   4,675
Liabilities

Non Costing
Liabilities                       -         -          -        -        -       -   43,316
TOTAL LIABILITIES              47,118        941      651      995    1,904   1,291  47,991

Interest Sensitivity Gap      (20,291)     1,904    2,050    1,688    2,917   9,799   1,933
Cumulative Gap                (20,291)   (18,387) (16,337) (14,649) (11,732) (1,933)     -
Cumulative Gap/Total Interest-
 Earning Assets               -22.18%    -20.10%  -17.86%  -16.02%  -12.83%  -2.11%   0.00%

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

Liquidity
	The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. The Company has maintained adequate liquidity through cash flow from operating activities and financing activities to fund loan growth, and anticipates that this will continue even if the Company expands.
	Liquidity and capital resources are discussed weekly by the management committee, the assets and liability committee and at the monthly executive committee meeting. Bank of Louisiana maintains adequate capital to meet its needs in the foreseeable future.
	Measuring liquidity and capital on a weekly basis enables management to constantly monitor loan growth, and shifting customer preferences. The committee's in-depth reviews of current, projected, and worse case scenarios through various reports ensure the availability of funds and capital adequacy.
	The Bank intends on increasing capital by implementing an extensive marketing program and evaluating all pricing fees and investing in proprietary accounts, which will maximize the highest yield possible and thereby improve earnings.
	There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have, or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

Loans
	The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years:

TABLE 7 Loans Net by Category

                                                             December 31,
                                          2001        2000       1999      1998      1997
                                                        (Dollars in Thousands)
Commercial, financial, &                 3,632       3,095      4,095     4,441     4,281
agricultural
Real estate-mortgage                    34,472      32,622     30,976    28,861    24,643
Mortgage Loan Held for Resale                0           0          0         0         0
Personal Loans                           3,987       3,917      2,845     3,006     5,106
Credit cards-Visa, MasterCard           15,389      16,547     18,585    21,785    20,302
Credit cards-Proprietary                 1,482       1,745      2,429     3,510     2,931
Overdrafts                                 440         159        128       154       359
  Loans                                 59,402      58,085     59,058    61,757    57,622
Less:
 Unearned income                           205         358        277       215         2
 Deferred loan fees (costs), net             0           0          0         0         0
Allowance for possible loan              1,800       1,800      1,800     1,800     1,800
losses
 Loans, net                            $57,397     $55,927    $56,981   $59,742   $55,820

	Total loans, which include loan loss reserves and unearned interest, increased $1,470,000 or 2.63% to $57,397,000 at December 31, 2001 from $55,927,000 at December 31, 2000. This increase was primarily attributable to the increase in the Company's real estate loans of $1,850,000 or 5.67%, and an increase in commercial loans of $537,000 or 17.35%, which is offset by a decrease in the credit card portfolio of $1,421,000 or 7.77% over December 31, 2000 total loans.

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

The following table shows the maturity distribution and interest rate sensitivity of the Company's loan portfolio:


TABLE 8 Loan Maturity and Interest Rate Sensitivity

                                               December 31, 2001
                                                      Maturing
                                      Within          One To             Over
                                     One Year         5 Years         5 Years       Total
                                                     (Dollars in Thousands)
Loan Maturity by Type
Commercial, financial and
 Agricultural                          2,973             635               24       3,632
Real estate construction, land
 and land development                 17,677          14,878            1,711      34,266
All other loans                        3,502          17,692              105      21,299
    Total                            $24,152         $33,205           $1,840     $59,197

Rate Sensitivity of Loans
Loans:
 Fixed rate loans                     20,285          33,205            1,840      55,330
 Variable rate loans                   2,864                                0       2,864
Non-Accrual Loans                      1,003               0                0       1,003
    Total                            $24,152         $33,205           $1,840     $59,197

Non-performing Assets
	Non-performing assets consist of non-accrual and restructured loans and ORE. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. ORE is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
	Non-performing assets decreased $120,000 or 10.69% at December 31, 2001, to $1,003,000 from $1,123,000 December 31, 2000. At December 31,
2001 there were no restructured loans.
	Non-performing assets decreased $191,000 or 14.54% at December 31, 2000, to $1,123,000 from $1,314,000 December 31, 1999. At December 31,
2000 there were no restructured loans.
	Since 1997, the ratio of past due loans to total loans has decreased from 2.18% to .83%. During that time, the Company significantly reduced its ratio of nonperforming assets to loans and ORE from a high of 2.63% of total loans at December 31, 1997, to a low of 1.75% at December 31, 2001.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2001, the gross amount of interest income that would have been recorded on non-accrual loans at December 31, 2001, if all such loans had been accruing interest at the original contract rate, was $26,019.

TABLE 9 Non-performing Assets

                                                      December 31,
                                    2001          2000         1999        1998      1997
                                                     (Dollars in Thousands)
Non-accrual Loans                  1,003            49           40          81        83
Restructured Loans                     0             0            0           0         0
Other Real Estate Owned                0         1,074        1,274       1,357     1,473
  Total Non-performing Assets     $1,003        $1,123       $1,314      $1,438    $1,556
Loans past due 90 days or more       478           367          528         852     1,257
Ratio of past due loans to loans    0.83%         0.66%        0.93%       1.42%     2.18%
Ratio of non-performing assets to loans
 and other real estate owned        1.75%         1.97%        2.26%       2.34%     2.63%

Impaired Loans
	A loan is considered potentially impaired if: a) it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement; b) A loan's original contractual terms have been modified because of the collectability concerns.
	Impairment assessment is based on the present value of expected future cash flows related to the particular loan. The Bank discounts expected net future cash flows or the underlying collateral of a loan to determine the appropriate loss allowance for the loan.
	For impaired loans that have risk characteristics in common with other impaired loans, the Bank aggregates those loans and uses historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate as a means of measuring the impaired loans.
	If the measure of the impaired loan is less that the recorded investment in the loan, including accrued interest net deferred loan fees or costs, and unamortized premium or discount, the Bank recognizes the impairment.
	The term recorded investment in the loan is distinguished from net carrying amount of the loan because the latter term is net of a valuation allowance, while the former term is not. The recorded investment in the loan does, however, reflect any direct write-down of the investment.
	When the Bank recognizes the impairment, we create a valuation allowance with a corresponding charge to bad-debt expense or adjust an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense.
	As of December 31, 2001 and 2000, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

Watch List
	The Bank's watch list includes loans, which, for management purposes, have been identified as requiring a higher level of monitoring due to risk, and includes both performing and nonperforming loans. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to repay principal and interest in accordance with the original terms of the loans.
	The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2, and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially Mentioned (OAEM). These loans require monitoring due to conditions which, if not corrected, could increase credit risk.
Total watch list loans increased 5.21% to $3,152,000 at December 31, 2001 from $2,996,000 at December 31, 2000.

Management is not aware of any potential problem loans other than those disclosed above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.


Other Real Estate
	The Bank's ORE properties, which are held for sale, are recorded on the Bank's records, at cost, adjusted to the lower of current appraised value. Any difference is charged to the allowance for loan losses in the year of foreclosure. Any subsequent writedowns and income and expenses associated with ORE are included in the income and expense of the Bank.
	ORE totaled $0 at December 31, 2001, $1,074,000 at December 31, 2000, and $1,274,000 at December 31, 1999. There were no new parcels added in 2001.
	During the fiscal year 2001 the Bank sold 2 parcels of ORE totaling $391,000 as compared to 2 parcels sold in 2000 totaling $31,000 and 3 parcels totaling $168,000 in 1999. Historically the Bank has always sold ORE parcels for a net gain, $509,000 in 2001, $13,000 in 2000, and $27,000 in 1999. In addition a parcel was sold in 1998, however the regulators advised that the Company incorrectly applied the full accrual method of accounting. Due to this the company restated all financials. The Company recognized a gain of $686,000 in 2001 as the purchaser's payments had reached certain levels outlined by the regulators. The costs associated with the sales of ORE are minimal as compared to the gains, $2,000 in 2001, $0 in 2000, and $3,000 in 1999.
The Bank was required by the regulators to write down 6 properties due to the 10 years limitation that the Bank could hold properties. The total write down of these properties were $683,000.
	The Bank annually obtains a current appraisal from a qualified appraiser as to the fair market value of all ORE properties and adjusts the book value accordingly. Management voluntarily recognizes any writedown due to reductions in the fair market value upon receipt of the appraisal.
	Any expenditure such as maintenance and repairs, etc. is recognized during the year in which it occurred. The net gain (cost) of operation of ORE totaled $498,000 in 2001, ($32,000) in 2000, ($32,000) in 1999.
The following table reflects a breakdown of the income and expense amounts related to ORE operations:

TABLE 11 Other Real Estate Income/Expense

                                           2001          2000       1999
                                              (Dollars in Thousands)
ORE Income
Rental Income                                 1             3          9
Gain on Sales                             1,195            13         27
Total Income                              1,196            16         36

ORE Expenses
Maintenance, Repairs, Upkeep & Security       2            15         20
Real Estate Fees, Advertising & Appraisals    0             5          7
Insurance                                     5            10         18
Sheriff Sale                                  0             3          0
Legal Fees                                    2             1          4
Taxes                                         6            14         13
Writedowns                                  683             0          6
Loss on Sale                                  0             0          0
Total Expenses                              698            48         68

Net Gain or Loss                           $498          ($32)      ($32)


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

Table 12 Allocation of Allowance for Possible Loan Losses


                                December 31, 2001   December 31, 2000   December 31, 1999
                               Allowance      % *  Allowance      % *  Allowance      % *
(Dollars in Thousands)
Commercial, financial
and agricultural                  351      64.90%     330      61.49%      324     55.53%
Real Estate-Construction            -         -        -          -         -        -
Real Estate-Mortgage                -         -        -          -         -        -
Consumer Installment              120       6.70%     124       6.70%      103      8.89%
Credit Cards                    1,329      28.40%   1,346      31.81%    1,373     35.58%
Unallocated                         -         -        -          -         -        -
      Total                     1,800               1,800                1,800

                                December 31, 1998   December 31, 1997
                               Allowance      % *  Allowance      % *
(Dollars in Thousands)
Commercial, financial
and agricultural                  314    53.92%      285       50.20%
Real Estate-Construction            -         -        -          -
Real Estate-Mortgage                -         -        -          -
Consumer Installment               99      5.12%     110        9.48%
Credit Cards                    1,387     40.96%   1,405       40.32%
Unallocated                         -         -        -          -
     Total                      1,800               1,800

* Percentage of respective loan type to total loans.

Investment Securities
	The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Company's Board of Directors reviews the policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $15,908,000 at December 31, 2001, $3,370,000 at December 31, 2000, and $3,370,000 at December 31, 1999.
The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the Company's securities portfolio was two through five years at December 31, 2001. At December 31, 2001 securities classified as available-for-sale were $393,000 and $388,000 at December 31, 2000. The gross unrealized holding gains on these securities at December 31, 2001 was $102,000 before taxes compared to net unrealized holding gains of $97,000 before taxes at December 31, 2000.
At December 31, 2001 securities classified as held-to-maturity were $15,500,000 and $3,000,000 at December 31, 2000. The gross unrealized holding gains on these securities before taxes at December 31, 2001 was $35,000 and gross unrealized holding losses before taxes were $51,000 compared to net unrealized holding gains of $3,000 before taxes at December 31, 2000 and $0 gross unrealized holding losses.

	At December 31, 2001, the Company classified all of its U. S. Treasury securities and obligations of U.S. government corporations and federal agencies as held-to-maturity.

	The following table sets forth the carrying and approximate market values of investment securities for the last three years:

TABLE 13 Investment Securities

                                                 December 31,
                                      2001               2000                    1999
                             Amortized    Fair   Amortized     Fair      Amortized    Fair
                               Cost       Value    Cost       Value        Cost      Value
                                                   (Dollars in Thousands)
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies     15,515    15,498     2,982     2,984       3,004      3,000
Other investments                 291       393       291       388          90        367
    Total                     $15,806   $15,891    $3,273    $3,372      $3,094     $3,367

TABLE 14 Securities Maturities and Yields

                                              December 31, 2001
                                          Amortized     Fair   Average
                                            Cost        Value  Yield (2)
Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                         -            -
Due 1-5 years                                 -            -
  Total                                       -            -        -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                         -            -        -
Due 1-5 years                             15,515       15,498     4.24%
    Total                                $15,515      $15,498     4.24%

(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

	Included in Investment Securities are equity securities acquired through foreclosure, which have no maturity date. Below is a table of these securities at December 31,2001 (dollars in thousands):

TABLE 15 Other Securities

Mississippi River Bank             299,860
Liberty Financial Services, Inc.    73,548
Business Resource Capital           20,000

 Total Other Securities           $393,408

Deposits
	Total deposits increased $6,448,000 or 7.57% to $91,612,000 at December 31, 2001 from $85,164,000 at December 31, 2000. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits increased .17% in 2001. Average market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 1.65% in 2001.
	Total deposits decreased $5,391,000 or 5.95% to $85,164,000 at December 31, 2000 from $90,555,000 at December 31, 1999. Core deposits, the Company's largest source of funding, consist of all interest-bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits decreased 7.78% in 2000. Market rate core deposits, primarily CD's of less of $100,000 and money market accounts, decreased 15.19% in 2000.

	Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 38.94% of average core deposits in 2001 compared to 39.89% of average core deposits in 2000.
	The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 16 Selected Statistical Information

                                         December 31,
                         2001             2000              1999
                       Average           Average           Average
                       Amount    Rate     Amount   Rate    Amount   Rate
                                    (Dollars in Thousands)

Noninterest-bearing
  Deposits            $33,719     N/A   $34,479    N/A    $34,670   N/A
Interest-bearing
  Demand Deposits      17,676    1.38%   18,229   1.58%    19,873  1.67%
Savings Deposits       26,661    2.70%   25,415   2.93%    26,704  2.94%
Time Deposits           9,888    4.37%    9,763   3.91%    11,583  4.49%
   Total Average Deposits
                      $87,944           $87,886           $92,830

	The composition of average deposits for the last three years are presented below:

TABLE 17 Deposit Composition

                                        December 31,
                        2001                2000              1999
                                    (Dollars in Thousands)
                    Average  % Of     Average  % Of      Average  % Of
                   Balances Deposits Balances Deposits Balances Deposits Demand, noninterest-
  Bearing            33,719 38.34%    34,479   39.23%    34,670  37.35%
NOW accounts         13,241 15.06%    13,360   15.20%    14,091  15.18%
Money market deposit
  Accounts            4,435   5.04%    4,869    5.54%     5,782   6.23%
Savings accounts     26,661  30.32%   25,415   28.92%    26,704  28.77%
Other time deposits   8,527   9.70%    8,312    9.46%     9,760  10.51%
Total core deposits  86,583  98.45%   86,435   98.35%    91,007  98.04%
Certificates of deposit of
   $100,000 or more   1,361   1.55%    1,451    1.65%     1,823   1.96%
Total deposits      $87,944 100.00%  $87,886  100.00%   $92,830 100.00%


The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past three years:

TABLE 18 Maturity Distribution of Time Deposits $100,000 or More

                                              December 31,
                                   2001            2000           1999
                                         (Dollars in Thousands)

Three months or less                680             801            633
After three months through one year 603             400            851
After one year through three years    0               0            200
    Total                        $1,283          $1,201         $1,684

Other Assets and Other Liabilities
	The following are summaries of other assets and other liabilities for the last three years:

TABLE 19 Other Assets & Other Liabilities

                                             December 31,
                                  2001             2000           1999
                                         (Dollars in Thousands)
Interest Receivable                119               64            108
Prepaid Expenses                   420              358            314
Accounts Receivable              1,197              254          1,122
Cash Surrender Value               418              411            394
Other Assets                        40               39             31
   Total Other Assets           $2,194           $1,126         $1,969


                                              December 31,
                                  2001             2000           1999
                                        (Dollars in Thousands)
Accrued Expenses Payable           150              229            228
Deferred Membership Fees            46               40             53
Blanket Bond Fund                   50               50             50
Other Liabilities                   14              698            920
   Total Other Liabilities        $260           $1,017         $1,251


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


Shareholders' Equity
	Shareholders' equity increased $339,000 or 5.78% to $6,200,000 at December 31, 2001 from $5,861,000 at December 31, 2000. This increase in shareholders' equity since December 31, 2000, was attributable to $336,000 in net income and an increase in accumulated other comprehensive income of $4,000.
	Shareholders' equity increased $392,000 or 7.17% to $5,861,000 at December 31, 2000 from $5,469,000 at December 31, 1999. This increase in shareholders' equity since December 31, 1999, was attributable to $379,000 in net income and an increase in accumulated other comprehensive income of $14,000.

	The leverage ratio (Tier 1 capital to total assets) at December 31, 2001, was 8.09% compared to 7.81% at December 31, 2000, which are compared to the minimum capital requirement of 4.00%.

The leverage ratio (Tier 1 capital to total assets) at December 31, 2000, was 7.81% compared to 6.80% at December 31, 1999, which are compared to the minimum capital requirement of 4.00%.

	At December 31, 2001, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 12.84%, and the risk based capital ratio was 14.11%.
	At December 31, 2000, based on the Federal Reserve Board's guidelines, the Company's Tier 1 risk based capital ratio was 12.27%, and the risk based capital ratio was 13.54%.
	The ratio of average shareholders' equity to average assets was 6.38% in 2001, 5.83% in 2000, and 4.81% in 1999.


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

None

Item 10 Directors and Executive Officers of the Company

Principal
                                                                            Occupation For
                               Company Stock Beneficially Owned             Last Five Years
                                     Common               Preferred         If Not With The
Name (Age)         Position Held     Number   Percent     Number   Percent  Company
G. Harrison Scott      Director;       59,754  33.36% (1)   94,706  4.12%     N/A
(78)                Chairman of the
                    Board of the
                    Company and the Bank

James A. Comiskey      Director;       35,467  19.80% (2)   94,706  4.12%     N/A
(75)                President of the
                    Company and the Bank


Douglas A. Schonacher Director of the   2,740   1.53% (3)   18,537    (*)     President,
(71)                  Company and the Bank                                    V.I.P. Dist.

Gordon A. Burgess     Director of the   1,015     (*)       36,164  1.57%     President,
(68)                  Company and the Bank                                    Tangipahoa
                                                                             Parish Council

Lionel J. Favret, Sr. Director of the     571     (*)       31,656  1.38%     Retired
(90)                  Company and the Bank

Leland L. Landry      Director of the   3,800   2.12%        2,387    (*)     President,
(75)                  Company and the Bank                                    Landry Realty

Edward J. Soniat      Director of the  10,381   5.79%      257,326 11.18%     President,
(89)                  Company and the Bank                                    Blaise
                      and Secretary of the                                    Parking
                      Company                                                 Enterprise
                                                                              Corp.
Shannon R. Scott  Director of the Bank  1,041    (*)          -        -    Exec. Assistant
(32)                                                                        Sales
                                                                             Edison Choest
                                                                             Offshore

Non-Director Executive Officers
Peggy L. Schaefer     Treasurer of       100     (*)         2,772    (*)    N/A
(50)                  the Company and Senior
                      Vice President, and Chief
                      Financial Officer of the Bank


All Directors & Executive Officers   114,869   64.12%      538,254  23.39%
as a group (9 persons)

(*)  Represents less than 1% of the shares outstanding.
(1)	Includes 2,431 common shares owned by Scott Family Limited
Liability Partnership.
(2)	Includes 47 common shares and 2,661 preferred shares owned by
Director Comiskey's spouse.
(3)	Includes 2,525 common shares and 9,213 preferred shares owned by
Director Schonacher's spouse.

	Directors of the Company each serve for a term of one year. Messrs. Scott, Comiskey, Favret, and Soniat have served as directors since 1981. Messrs. Burgess, Landry, and Schonacher have served as directors since 1988. Mr. Scott has served as Chairman of the Board of the Company since 1981. Mr. Soniat has served in his capacity as Secretary of the Company since 1988. Ms. Schaefer has served in her capacity as Treasurer of the Company since 1988 and as a Bank officer since 1983. Ms. Shannon Scott has served as director of the Bank since January 2, 2002.
	No family relationships exist among the executive officers of the Company or the Bank. There is one family relationship that exists among the current directors, that of Mr. G. Harrison Scott and Ms. Shannon R. Scott. Except for service as directors of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.
	The Company does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.


Item 11 Executive Compensation
	The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director, other than Messrs. Scott and Comiskey, an honorarium for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of $400, $300, and $300, respectively.
	From October 1, 1990, through June 30, 1992, the director-recipients loaned these honorariums to the Company. The total amount loaned to the Company since October 1, 1990, and as of December 31, 2001, was $586,728, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.


The following table sets forth compensation for the Bank's executive officers for the calendar years 2001, 2000, and 1999:

                                    Annual Compensation
                                                 Other
                                                 Annual      All Other
Name and Principal         Year     Salary    Compensation  Compensation
Position                              ($)          ($)           ($)

G. Harrison Scott,         2001     89,800        41,000       19,494
Chairman of the Board      2000     89,800        41,000       19,494
                           1999     93,254        41,000       19,494

James A. Comiskey,         2001     89,800        41,000       19,000
President                  2000     89,800        41,000       19,000
                           1999     93,254        41,000       19,000

	In addition to the cash compensation shown in the foregoing table, the Bank provides an automobile and certain club memberships for Messrs. Scott and Comiskey. The Bank also provides life insurance policies for Messrs. Scott and Comiskey. Upon the death of the insured, the Company is entitled to receive, from the death proceeds, all of the premiums it has paid for such policy, but in no event more than $150,000 per man, with the remaining death benefit being paid to the named beneficiary.
The Bank has also provided Messrs. Scott and Comiskey with life insurance policies in which each is entitled to name their own respective beneficiaries. The cost of these benefits borne by the Bank in 2001 were $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy as reflected in the "All Other Compensation" column in the foregoing table.

Committees of the Board of Directors of the Company and the Bank

During fiscal year 2001, the Board of Directors of the Company held a total of 4 meetings, and the Board of Directors of the Bank held a total of 14 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served. Neither the Board of Directors of the Company nor the Bank has a standing compensation committee or committee performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing function.
	The Board of Directors of the Bank has an Audit and Finance Committee. This committee also serves as the Audit and Finance Committee for the Company. It is a five-member body consisting of three permanent members and two rotating members. The permanent members are Messrs. Favret (chairman), Landry, and Soniat. The two rotating members are Messrs. Burgess, and Schonacher.
By its charter, this committee meets monthly on the first Tuesday of the month. The Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charge offs. The Audit and Finance Committee met 12 times in 2001.
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

The Bank also has an Executive Committee consisting of five permanent members and two rotating members. The permanent members of the Executive Committee in 2001 were Messrs. Scott (chairman), Comiskey, Favret, Soniat, and Burgess, and the rotating members were selected from Messrs. Landry, and Schonacher. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 27 times in 2001.

Item 12 Security Ownership Of Certain Beneficial Owners and Management

	As of December 31, 2001, the following persons were known to be the beneficial owners of more than 5% of the Company's stock.

Name & Address Of     Title Of    Amount Beneficially      Percent
Beneficial Owners       Class           Owned              Of Class

G. Harrison Scott      Common      59,754 (1)               33.36%
55481 Hwy.433          Preferred   94,706                    4.12%
Slidell, LA  70461

James A. Comiskey      Common      35,467 (2)               19.80%
1100 City Park Ave.    Preferred   94,706                    4.12%
New Orleans, LA 70119

Edward J. Soniat       Common      10,381                    5.79%
49 Oriole Street       Preferred  257,326                   11.18%
New Orleans, LA 70124

(1)	Includes 2,431 common shares owned by Scott Family Limited
Liability Partnership.
(2)	Includes 47 common shares and 2,661 preferred shares owned by
Director Comiskey's spouse.

Item 13 Certain Relationships and Related Transactions

The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features.
	The aggregate amount borrowed by all officers, directors, and their associates totaled $501,512 at December 31, 2001 and the highest aggregate amount borrowed during the year totaled $943,503. These aggregate amounts represented 6.23% and 11.73% of the total capital of the Bank, respectively.
	On September 30, 1991, the Bank purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500.
The building serves as the Bank's main office. The purchase was financed by a loan from Mr. Soniat to the Company, which in turn sold the building to the Bank. As of December 31, 2001, there was a balance of $54,411 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured on September

30, 1996, however, Mr. Soniat agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis, which unless changed, would fully amortize such loan on September 30, 2006.
	The Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2001, 2000 and 1999 totaled $478,080, $478,970, and $490,244 respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended
December 31, 2001, 2000 and 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company. There have been no material changes in reported market risks faced by the Company since the end of the most recent year.


Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                               BOL BANCSHARES, INC.
                                     & SUBSIDIARY

                                  December 31, 2001





                           Audits of Financial Statements

                                  December 31, 2001
                                          and
                                  December 31, 2000

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary
Independent Auditor's Report
	We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
	As described in Note B to the financial statements, during 1999, the banks' regulators advised that the Company incorrectly applied the full accrual method of accounting for the sale of Other Real Estate in 1998. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the change to the cost recovery method.
	The Company had excluded from income in the accompanying consolidated income statement for the year ended December 31, 1999, an amount received from litigation settlement, that in our opinion, should have been included to conform with generally accepted accounting principles. This settlement has been included in the consolidated income statement for the year ended December 31, 2000. If the settlement was accounted for properly, other liabilities would be decreased by $201,292, deferred tax assets would be decreased by $68,440, retained earnings would be increased by $132,852 as of December 31, 1999, and net income would be increased by $132,852 ($.75 per share), for the year then ended. In addition, net income for the year ended December 31, 2000, would be decreased by $132,852 ($.75 per share).
	In our opinion, except for the effects of not including the amount received from litigation settlement, as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation

Metairie, LA
January 10, 2002


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

                           BOL BANCSHARES, INC. & SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

ASSETS

                                                  December 31,
                                                2001             2000
Cash and Due from Banks
Non-Interest Bearing Balances and Cash     $  7,141,342       $4,909,060
Federal Funds Sold                           16,160,000        5,905,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
$15,498,334in 2001 and $2,984,427 in 2000)   15,514,924        2,981,849
Securities Available-for-Sale, at Fair Value    393,408          387,960
Loans - Less Allowance for Loan Losses of
$1,800,000 in 2001 and 2000, and
Unearned Discounts of $205,473 in 2001
and $358,437 in 2000                         57,397,183        5,926,682
Property, Equipment and Leasehold Improvements (Net
of Depreciation and Amortization)             1,829,764        2,131,262
Other Real Estate                                  -           1,074,012
Other Assets                                  2,194,002        1,126,435
Deferred Taxes                                  199,188          350,237
Letters of Credit                                61,380           53,980

Total Assets                               $100,891,191       $4,846,477
The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,
                                                   2001            2000

LIABILITIES
Deposits
  Non-Interest Bearing                     $ 36,254,901      $34,030,683
  Interest Bearing                           55,357,163       51,133,401
Notes Payable                                 2,218,165        2,225,827
Other Liabilities                               259,570        1,017,113
Letters of Credit Outstanding                    61,380           53,980
Accrued Interest                                539,557          524,194

Total Liabilities                            94,690,736       88,985,198

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
  2,300,871 Shares Issued and Outstanding in 2001
  2,302,811 Shares Issued and Outstanding in 2000
                                              2,300,871        2,302,811
Common Stock - Par Value $1
  179,145 Shares Issued and
   Outstanding in 2001 and 2000                 179,145          179,145
Accumulated Other Comprehensive Income          200,512          196,917
Capital in Excess of Par - Retired Stock         16,052           14,888
Retained Earnings                             3,503,875        3,167,518

Total Stockholders' Equity                    6,200,455        5,861,279

Total Liabilities and Stockholders' Equity $100,891,191      $94,846,477

                         BOL BANCSHARES, INC. & SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                                        For the Years Ended
                                            December 31,
                                        2001          2000         1999
INTEREST INCOME                    $ 8,918,085   $ 9,357,443  $9,348,210

INTEREST EXPENSE                     1,605,048     1,630,450   1,846,456

Net Interest Income                  7,313,037     7,726,993   7,501,754

PROVISION FOR (RECOVERY OF)
  LOAN LOSSES                          555,811       308,194   (154,231)

    Net Interest Income After
     Provision for Loan Losses       6,757,226     7,418,799   7,655,985

OTHER INCOME
Service Charges on Deposit Accounts  1,116,019     1,125,943   1,228,330
Other Non-Interest Income            2,085,321       847,275     906,224
Reversal of Litigation Settlement          -         150,000          -

Total Other Income                   3,201,340     2,123,218   2,134,554

OTHER EXPENSES
Salaries and Employee Benefits       4,324,160     4,327,373   4,148,212
Occupancy Expense                    1,755,662     1,969,464   1,978,669
Other Non-Interest Expense           3,390,302     2,696,115   3,523,229

Total Other Expenses                 9,470,124     8,992,952   9,650,110

INCOME BEFORE INCOME TAX               488,442       549,065     140,429
EXPENSE

INCOME TAX EXPENSE                     152,085       170,494      46,272

NET INCOME                         $   336,357    $  378,571   $  94,157

EARNINGS PER SHARE OF
COMMON STOCK                       $      1.88    $     2.11   $    0.53

The accompanying notes are an integral part of these financial statements.

                              BOL BANCSHARES, INC. & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                For the Years Ended
                                                    December 31,

                                          2001           2000       1999
NET INCOME                        $    336,357    $   378,571   $ 94,157

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
 Unrealized Holding Gains on
  Investment Securities Available-for-
    Sale, Arising During the Period      3,595        14,134      49,596

Less:  Reclassification Adjustment for
 Gains Included in Net Income               -             -           -

OTHER COMPREHENSIVE INCOME               3,595        14,134      49,596

COMPREHENSIVE INCOME              $    339,952    $  392,705    $143,753

The accompanying notes are an integral part of these financial statements.

                          BOL BANCSHARES, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Accumulated  Capital In
                                         Other    Excess of
                Preferred   Common   Comprehensive    Par       Retained
                   Stock     Stock    Income    Retired Stock   Earnings   Total
BALANCE -
December 31, 1998 $2,302,811 $179,145 $133,187   $14,888    $2,694,790 $5,324,821
(As Restated)

Other Comprehensive Income,
  Net of Applicable Deferred
  Income Taxes           -        -     49,596        -             -      49,596

Net Income for
 the Year 1999           -        -         -         -         94,157     94,157

BALANCE -
December 31, 1999  2,302,811  179,145  182,783    14,888     2,788,947  5,468,574

Other Comprehensive Income,
  Net of Applicable Deferred
  Income Taxes           -        -     14,134        -             -      14,134

Net Income for
 the Year 2000           -        -         -         -        378,571    378,571

BALANCE -
December 31, 2000  2,302,811  179,145  196,917    14,888     3,167,518  5,861,279

Preferred Stock
 Retired              (1,940)                      1,164                    (776)

Other Comprehensive Income,
  Net of Applicable Deferred
  Income Taxes           -        -      3,595        -             -       3,595

Net Income for
 the Year 2001           -        -         -         -        336,357    336,357

BALANCE -
December 31, 2001 $2,300,871 $179,145 $200,512    $16,052   $3,503,875 $6,200,455

The accompanying notes are an integral part of these financial statements.

                      BOL BANCSHARES, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For The Years Ended
                                              December 31,
                                         2001       2000        1999
OPERATING ACTIVITIES
Net Income                          $   336,357  $  378,571  $   94,157

Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
 Provision for (Recovery of) Loan Losses
                                        555,811     308,194    (154,231)
Depreciation and Amortization Expense   362,634     510,066     540,745
Provision for Other Real Estate Losses  683,012          -           -
Amortization of Investment
   Security Premiums                      2,879       3,546      18,220
Accretion of Investment Security Discounts
                                        (10,359)     (3,833)     (2,263)
Decrease in Deferred Income Taxes       149,196     164,287      46,272
Gain on Sale of Other Real Estate    (1,195,026)    (13,114)    (27,206)
(Increase) Decrease in Other Assets  (1,077,668)    830,987    (657,181)
Increase (Decrease) in Other Liabilities, Accrued
Interest and Accrued Loss Contingency   (56,154)   (346,506)    126,387

     Net Cash Provided by (Used in)
        Operating Activities           (249,318)  1,832,198     (15,100)

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity
  Investment Securities
  Released at Maturity                7,989,032   5,917,843   4,500,000
Purchases of Held-to-Maturity
   Investment Securities            (20,514,627) (5,895,858) (3,021,562)
Proceeds from Sale of Property
   and Equipment                            621         244         410
Purchases of Property and Equipment     (51,656)    (89,909)   (576,000)
Proceeds from Sale of Other Real Estate 900,000     244,500     168,000
Purchases of Loans                   (1,852,239)   (418,500)   (764,353)
Net (Increase) Decrease in Loans       (174,073)  1,132,890   3,621,850

  Net Cash Provided by (Used in)
     Investing Activities           (13,702,942)    891,210   3,928,345
The accompanying notes are an integral part of these financial statements.

                           BOL BANCSHARES, INC. & SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                          For The Years Ended
                                              December 31,
                                        2001          2000        1999
FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing
   and Interest Bearing Deposits      6,447,980  (5,391,611) (4,027,417)
Proceeds from Issuance of
    Long-Term Debt                           -    1,753,000          -
Preferred Stock Retired                    (776)         -           -
Principal Payments on Long-Term Debt     (7,662) (1,759,701)    (39,859)

   Net Cash Provided by (Used in)
       Financing Activities           6,439,542  (5,398,312) (4,067,276)

NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                 (7,512,718) (2,674,904)   (154,031)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                30,814,060  33,488,964  33,642,995

CASH AND CASH EQUIVALENTS -
    END OF YEAR                    $ 23,301,342 $30,814,060 $33,488,964


SUPPLEMENTAL DISCLOSURES:
 Additions to Other Real Estate
   through Foreclosure             $         -  $    31,385 $    62,663

Cash Paid During the Year for
     Interest                      $  1,589,685 $ 1,592,619 $ 1,886,062

Cash (Paid) Received During
   the Year for Income Taxes       $     (9,120)$    (5,000)$       -

Market Value Adjustment for Unrealized Gain
  on Securities Available-for-Sale $      5,448 $    21,415 $    75,145

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

PRINCIPLES OF CONSOLIDATION
		The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana and its wholly-owned subsidiary, BOL Assets, LLC. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

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

	MEMBERSHIP FEES
		Membership fees are collected in the anniversary month of the cardholder and are amortized over a twelve-month period using the straight-line method.

	CASH AND DUE FROM BANKS
		The Bank considers all amounts Due from Banks and Federal Funds Sold to be cash equivalents.

		The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately
$1,352,000 and $1,491,885 for the years ended December 31, 2001 and 2000, respectively.

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

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	ACCOUNTING STANDARDS NOT YET ADOPTED
		Statement of Financial Accounting Standards No. 140 (SFAS
140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS 125.
This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

		Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for the Impairment of Disposal of Long-Lived
Assets" a replacement of SFAS 121. This statement provides accounting and reporting standards for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by abandonment or sale. This statement requires that long-lived assets (excluding goodwill) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires a probability-weighted cash flow estimation approach, and introduces a "primary-asset" approach to determine the cash flow estimation period. In addition, this statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, and includes accounting guidance for disposal of a segment of a business that is considered a discontinued operation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.


NOTE B
	RESTATEMENT OF PRIOR PERIOD
	During 1999, the Banks' regulators advised that the Company incorrectly applied the full accrual method of accounting for the sale of Other Real Estate in 1998. Accordingly, the accompanying consolidated financial statements have been restated from those originally reported to reflect the change to the cost recovery method. The effect of the restatement for 1998 was a decrease in income before income tax expense of $901,282 ($5.03 per share), a decrease in income tax expense of $306,349 ($1.71 per share), for an overall decrease in net income of $594,933 ($3.32 per share).

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B
	RESTATEMENT OF PRIOR PERIOD (Continued)

	Under the cost recovery method, the bank would not recognize the gain on the sale of this piece of other real estate or interest income on the loan made to the purchasers, until the total payments made by the purchaser reach certain levels. Since all scheduled payments were made in accordance with the loan agreement, the transaction reverted to the full accrual method on January 25, 2001, resulting in recognition of a $686,026 gain and approximately $145,000 in interest income.


NOTE C
	OTHER REAL ESTATE
		The Subsidiary Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Subsidiary Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the allowance for loan losses in the year of foreclosure.

		The net income (expense) from Other Real Estate totaled $498,589 in 2001, ($32,309) in 2000 and ($31,640) in 1999.


NOTE D
	LOANS
		Major classification of loans are as follows:

                                     December 31,
                                        2001              2000
	Real Estate Mortgages      $ 34,471,841       $ 32,621,620
	Commercial                    3,632,151          3,094,802
	Personal                      3,987,432          3,916,773
	Credit Cards                 16,870,919         18,291,947
	Overdrafts                      440,313            159,977

                                   59,402,656         58,085,119
	Unearned Discounts              205,473            358,437

                                   59,197,183         57,726,682
	Allowance for Loan Losses     1,800,000          1,800,000

                                 $ 57,397,183       $ 55,926,682

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D
	LOANS (Continued)
		The following is a classification of loans by rate and maturity: (Dollar amounts in thousands)

                                                    December 31,
                                                   2001       2000
	Fixed Rate Loans:
		Maturing in 3 Months or Less         $ 8,377    $ 5,563
		Maturing Between 3 and 12 Months      11,907     15,271
		Maturing Between 1 and 5 Years        33,411     31,540
		Maturing After 5 Years                 1,840      2,969
                                                  55,535     55,343
	Variable Rate Loans:
		Maturing Quarterly or More Frequently  2,864      2,599
		Maturing Between 3 and 12 Months          -          94
		Non-Accrual Loans                      1,003         49
                                                  59,402     58,085
	Less:  Unearned Discount                       205        358
	Less:  Allowance for Loan Losses             1,800      1,800

		Net Loans                            $57,397    $55,927


	As of December 31, 2001 and 2000, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

	The Bank purchases credit card portfolios occasionally resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2001 and 2000 totaled $65,799 and $93,044, respectively.


NOTE E
	NON-PERFORMING ASSETS
		Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate", and amount to $-0- at December
31, 2001 and $1,074,012 at December 31, 2000.

		Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable.
Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

		At December 31, 2001, $1,003,224 of loans were in the non-accrual status and $26,019 of interest was foregone in the year then ended. At December 31, 2000, $49,177 of loans were in the non-accrual status and $4,298 of interest was foregone in the year then ended.

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F
	INVESTMENT SECURITIES
		Carrying amounts and approximate market values of investment securities are summarized as follows:

		Securities held-to-maturity consisted of the following at December 31, 2001:


	                                   Gross      Gross
		               Amortized   Unrealized  Unrealized     Fair
                              Cost       Gains      Losses       Value
U.S. Agency Securities     $15,514,924    $34,708   $51,298  $15,498,334


		Securities available-for-sale consisted of the following at December 31, 2001:

                                         Gross      Gross
                           Amortized   Unrealized  Unrealized     Fair
                              Cost       Gains      Losses       Value

Equity Securities           $291,400    $102,008   $    -       $393,408


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


		Securities available-for-sale consisted of the following at December 31, 2000:

                                       Gross       Gross
                         Amortized    Unrealized   Unrealized     Fair
                            Cost        Gains       Losses        Value

Equity Securities         $291,400     $96,560     $    -      $387,960

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F
	INVESTMENT SECURITIES (Continued)

		The maturities of investment securities at December 31, 2001 are as follows:

             Securities Held-to-Maturity  Securities Available-for-Sale
                  Amortized     Market         Amortized       Market
                   Cost         Value            Cost           Value
Amounts maturing in:
 One year or less $    -       $    -           $291,400       $393,408
 After one year through
    five years    15,514,924    15,498,334            -              -

                $ 15,514,924   $15,498,334      $291,400       $393,408

		Securities of $1,011,581 at December 31, 2001 and $995,212 at December 31, 2000 were pledged to secure public funds.


NOTE G
	INCOME TAXES
		The components of the provision for income tax expense are:

                         2001              2000              1999
	Current         $  -              $  6,207         $    -
	Deferred		152,085		164,287		46,272

Total Provision for
  Income Tax          $ 152,085         $ 170,494        $  46,272

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G
	INCOME TAXES (Continued)

		A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                              2001           2000           1999
Computed Tax at the Expected
  Statutory Rate            $166,071       $186,682      $ 47,746
  Other Adjustments          (13,986)       (16,188)       (1,474)
Income Tax Expense (Benefit)
   for Operations           $152,085       $170,494      $ 46,272


		Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

		There were net deferred tax assets of $199,188 and $350,237 as of December 31, 2001 and 2000, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                          2001              2000
	Deferred Tax Assets:
	Other Real Estate                 $101,322         $ 41,752
	Allowance for Loan Loss            195,757           71,921
	Deferred Gain on Sale of
         Other Real Estate                   -            306,349
	Net Operating Loss and Tax
         Credit Carryforward              61,265           77,183
	Contributions Carryforward           3,995           21,181
	Other                                  437               -
		Total Deferred Tax Assets    362,776          518,386
	Deferred Tax Liabilities:
	Unrealized Gain on Securities
		FASB 115 Adjustment          (84,380)         (81,680)
	Accumulated Depreciation           (79,208)         (86,469)
	  Total Deferred Tax Liabilities  (163,588)        (168,149)
	Deferred Tax Assets, Net of
        Deferred Tax Liabilities       $ 199,188         $350,237
	The net operating loss carryforwards totaling $42,134 and the tax credit carryforwards totaling $46,939 expire in the year 2019.

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                             December 31,
                                       2001             2000
	Furniture and Equipment     $ 4,506,639       $ 4,462,555
	Bank Owned Vehicles              77,357            77,357
	Leasehold Improvements          411,056           404,106
	Land                            468,425           468,425
	Buildings                     1,334,075         1,334,075

                                    6,797,552         6,746,518
	Less:  Accumulated Depreciation and Amortization
                                    4,967,788         4,615,256

                                  $ 1,829,764       $ 2,131,262


		Depreciation and amortization expense aggregated $362,634 in 2001, $510,066 in 2000, and $540,745 in 1999.


NOTE I
	ALLOWANCE FOR LOAN LOSSES
		Changes in the allowance for loan losses were as follows:

                                      For The Years Ended
                                           December 31,
                                   2001          2000          1999
	Balance - January 1       $1,800,000     $1,800,000    $1,800,000
	Provision Charged to:
		Operations             555,811        308,194      (154,231)
	Loans Charged Off         (1,077,956)    (1,146,684)   (1,581,595)
	Recoveries                   522,145        838,490     1,735,826

	Balance - December 31     $1,800,000     $1,800,000    $1,800,000

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J
	STOCKHOLDERS' EQUITY

	PREFERRED STOCK
		8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,300,871 shares issued and outstanding in 2001 and 2,302,811 shares issued and outstanding in 2000. Preferred stock ranks prior to common stock as to dividends and liquidation.

	COMMON STOCK
		Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2001 and 2000.

	On August 10, 1999, the Company declared a dividend distribution of one purchase right for each outstanding share of common stock. Each right entitles the holder, at any time following the "Distribution Date" to purchase one share of common stock of the Company at an exercise price of $7.50 per share. A "Distribution Date" occurs either ten days following certain actions designed to acquire 20% or more of the Company's voting securities or ten days following a determination by the Board of Directors that a person having beneficial ownership of at least 10%, is an adverse person. The rights will expire on August 9, 2009.


NOTE K
	EARNINGS PER COMMON SHARE
	Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2001, 2000 and 1999. There was no provision for dividends for the years ended
December 31, 2001, 2000 or 1999.


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

                                 2001           2000           1999
Credit Card Arrangements     $67,828,000    $62,401,000    $52,025,000
Commitments To Extend Credit   2,941,000      1,373,000      2,017,293

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

                                      2001              2000
	Balance - January 1          $817,717          $986,583
	New Loans Made and Renewals   125,785           463,089
	Repayments and Maturities    (441,990)         (631,955)

	Balance - December 31        $501,512          $817,717

		The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC.
 Rent paid to Severn South Partnership for the years ended December
31, 2001, 2000 and 1999 totaled $478,080, $478,970 and $490,244, respectively.  An annual rent of $74,400 was paid to Tammany Mall
Partnership for the years ended December 31, 2001, 2000 and 1999.

		At December 31, 2001 and 2000 amounts due to Officers and Directors of the Company, including accrued interest, totaled
$586,728 and $556,257, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2001 and 2000, $190,500 and $140,500, respectively, were to Directors of the Company (see Note R). Another note payable to Director totaled $54,411 and $62,073 at December 31, 2001 and
2000, respectively, and is also disclosed in Note R.

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

		The total minimum rental commitment at December 31, 2001, under the leases is $1,533,160, which is due as follows:

               December 31,
            2002       $  669,295
            2003          397,274
            2004          206,076
            2005          208,515
            2006           52,000

                       $1,533,160


	For the years ended December 31, 2001, 2000 and 1999, $811,233, $800,947 and $792,323 was charged to rent expense, respectively.

		The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2004.

		Minimum future rentals to be received on non-cancelable leases as of December 31, 2001 are:

                December 31,
            2002      $ 77,600
            2003        44,868
            2004         1,482

                      $123,950


NOTE O
	LETTERS OF CREDIT
		Outstanding letters of credit were $61,380 and $53,980 as of December 31, 2001 and 2000, respectively.

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P
	INTEREST BEARING DEPOSITS
		Major classifications of interest bearing deposits are as follows:

                                              December 31,
                                         2001            2000
	NOW Accounts                   $12,805,353      $12,738,496
	Money Market Accounts            4,933,799        5,004,015
	Savings Accounts                28,004,928       24,834,795
	Certificates of Deposit Greater
	  Than $100,000                  1,282,719        1,200,954
	Other Certificates of Deposit    8,330,364        7,355,141

                                     $55,357,163      $51,133,401

		The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2001 and 2000 are as follows: (Dollar amounts in thousands)


	Three Months or Less                  $  680     $  801
	After Three Months Through One Year      603        400
	After One Year Through Three Years        -          -

                                            $1,283     $1,201

NOTE Q
	FUNDS AVAILABLE FOR DIVIDENDS
		The Subsidiary Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Subsidiary
Bank's earnings.

		The Subsidiary Bank has been further restricted by regulatory authorities from paying dividends without prior regulatory approval. During the year ended December 31, 2001, the Bank received approval and paid BOL Bancshares, Inc. dividends totaling $143,000. Refer to Note X.

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R
	NOTES PAYABLE
		The following is a summary of notes payable at December 31, 2001 and 2000:

                                                         December 31,
                                                       2001       2000
Notes payable to current and past Directors
		of the Company, payable on demand,
		interest at 10%.                      $  410,754  $  410,754

	Notes payable to Director, interest at
		13.5%, maturing September 30, 2006,
		monthly payments of $1,298.               54,411      62,073

	Debentures payable, due July 2003, interest at
		9%, callable at 103%, 102% and 101% of
		face value during the first, second, and third
		years, respectively, following the closing date,
		interest payable semi-annually, each $500
		debenture secured by 40.79 shares of the
		Subsidiary Bank's stock.               1,753,000   1,753,000

                                                  $2,218,165  $2,225,827

		Following are maturities of long-term debt:


		December 31,
            2002                                $  419,517
            2003                                 1,763,023
            2004                                    11,463
            2005                                    13,109
            2006                                    11,053
            Subsequent to 2006                         -

                                                $2,218,165

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S
INTEREST INCOME AND INTEREST EXPENSE
	Major categories of interest income and interest expense are as follows:

                                                       December 31,
                                    2001           2000         1999
INTEREST INCOME
 Interest and Fees on Loans:
  Real Estate Loans             $ 3,020,092    $ 2,644,013   $ 2,451,875
  Installment Loans                 385,806        368,048       358,530
  Credit Cards and Related Plans  3,638,687      3,870,716     4,382,728
  Commercial and all
    Other Loans                     560,378        520,616       445,326
Interest on Investment Securities -
  U.S. Treasury and Other
  Securities                        327,301        170,477       191,231
Interest on Federal Funds Sold      985,821      1,783,573     1,518,520

                                $ 8,918,085    $ 9,357,443   $ 9,348,210


INTEREST EXPENSE
  Interest on Time Deposits
    of $100,000 or More         $    54,506    $    60,280   $    78,057
Interest on Other Deposits        1,343,347      1,353,433     1,558,521
Interest on Other Borrowed
    Funds                                -           7,798            -
Interest on Notes Payable           207,195        208,939       209,878

                                $ 1,605,048    $ 1,630,450   $ 1,846,456

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
	NON-INTEREST INCOME AND NON-INTEREST EXPENSES
		Major categories of other non-interest income and non-interest expenses are as follows:
                                            December 31,
                                    2001           2000          1999
OTHER NON-INTEREST INCOME
  Cardholder and Other Charge Card
    Income                      $   699,560     $  639,894    $  672,941
  Data Processing and Items Processing  -              -              75
  Other Commission and Fees          86,096         86,248        92,282
  Other Real Estate Income        1,196,286         15,702        36,036
  Other Income                      103,379        105,431       104,890

                                $ 2,085,321     $  847,275    $  906,224


OTHER NON-INTEREST EXPENSE
  Loan and Charge Card Expenses $   992,514     $  932,617    $1,031,232
  Communications                    407,758        447,126       500,349
  Stationery, Forms and Supplies    226,617        238,946       317,017
  Professional Fees                 386,728        401,413       921,007
  Insurance and Assessments          95,968         94,809        98,717
  Advertising                        70,673        108,496       102,935
  Miscellaneous Losses               20,389         22,545        52,977
  Promotional Expenses              138,872        166,005       178,902
  Other Real Estate Expenses        697,696         48,010        67,677
  Other Expenses                    353,087        236,148       252,416

                                $ 3,390,302     $2,696,115    $3,523,229

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                                                     December 31,
                                              2001             2000
ASSETS
  Due from Banks                         $   449,798       $   384,835
  Due from Subsidiary                         71,781            81,892
  Securities Available-for-Sale,
    at Fair Value                            373,408           367,960
  Other Assets                                29,069            39,170
  Investment in Bank of Louisiana          8,045,917         7,732,911

                                         $ 8,969,973       $ 8,606,768


LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes Payable                          $ 2,218,165       $ 2,225,827
  Deferred Taxes                              34,683            32,830
  Accrued Interest                           448,058           418,221
  Shareholders' Equity                     6,269,067         5,929,890

                                         $ 8,969,973       $ 8,606,768

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                BOL BANCSHARES, INC.
                                STATEMENTS OF INCOME

                                                   December 31,
                                         2001          2000       1999
INCOME
 Dividend Income - Bank of Louisiana  $ 143,000    $     -      $    -
 Interest Income                          7,513        8,704      13,595
 Miscellaneous Income                    25,520       59,972      12,760

                                        176,033       68,676      26,355
EXPENSES
 Interest                               207,195      208,939     209,878
 Other Expenses                          16,325       12,675      15,570

                                        223,520      221,614     225,448


INCOME (LOSS) BEFORE EQUITY
  IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                        (47,487)     (152,938)  (199,093)

 Equity in Undistributed
  Earnings of Subsidiary               313,006       465,237    222,521

 INCOME BEFORE
  INCOME TAX BENEFIT                   265,519       312,299     23,428

 INCOME TAX BENEFIT                     70,839        66,272     70,728

 NET INCOME                          $ 336,358     $ 378,571   $ 94,156

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                   BOL BANCSHARES, INC.
                                 STATEMENTS OF CASH FLOWS
                                               December 31,
                                       2001          2000       1999
OPERATING ACTIVITIES
 Net Income                        $  336,358    $  378,571   $  94,156
 Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities
    Equity in Undistributed (Earnings)
      of Subsidiary                  (313,006)     (465,237)   (222,521)
 Net (Increase) Decrease in Other
    Assets                             10,101       (19,858)     12,648
 Net Increase (Decrease) in Other
  Liabilities                          29,837        52,427     (34,879)

Net Cash Provided by (Used in) Operating
      Activities                       63,290       (54,097)   (150,596)


INVESTING ACTIVITIES
 Investment in Available-for-Sale
   Securities                             -             -            -
 Net Cash Used in Investing Activities    -             -            -

FINANCING ACTIVITIES
 Preferred Stock Retired                 (776)          -            -
 Decrease in Due From Subsidiary       10,111       17,744      19,102
 Proceeds from Issuance of Long-Term Debt  -     1,753,000           -
 Repayment of Long-Term Debt           (7,662)  (1,759,701)    (39,858)

Net Cash Provided by (Used in) Financing
    Activities                          1,673       11,043     (20,756)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                64,963      (43,054)   (171,352)

CASH AND CASH EQUIVALENTS -
   BEGINNING OF YEAR                  384,835      427,889     599,241

CASH AND CASH EQUIVALENTS -
   END OF YEAR                     $  449,798   $  384,835  $  427,889

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


NOTE W
	COMPREHENSIVE INCOME
		Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2001, 2000 and 1999. The following represents the tax effects associated with the components of comprehensive income:

                                      December 31,
                                     2001         2000       1999
Gross Unrealized Holding Gains
    Arising During the Period      $  5,448     $  21,415   $  75,145
Tax (Expense)                        (1,853)       (7,281)    (25,549)
                                      3,595        14,134      49,596

Reclassification Adjustment for
 Gains Included in Net Income            -             -           -
Tax Benefit                              -             -           -

                                         -             -           -

Net Unrealized Holding Gains
 Arising During the Period         $  3,595     $  14,134   $  49,596


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

		As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total
"risk weighted" assets, as set forth in the table. Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

		The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands).

                                  December 31, 2001
                                                                        Required
                                                                       To Be Well
                                                  Required          Capitalized Under
                                                 For Capital        Prompt Corrective
                                    Actual    Adequacy Purposes     Action Provisions
                                 Amount  Ratio  Amount   Ratio        Amount   Ratio
	Tier I Capital (to
	   Average Assets)      $ 8,039  8.09%    $3,973  4.00%      $4,967  5.00%
	Tier I Capital (to Risk-
	   Weighted Assets)     $ 8,039 12.84%    $2,504  4.00%      $3,756  6.00%
	Total Capital (to
	   Risk-Weighted
	     Assets)            $ 8,834 14.11%    $5,008  8.00%      $6,260 10.00%

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE X
	REGULATORY MATTERS (Continued)

                                    December 31, 2000
                                                                         Required
                                                                        To Be Well
                                                Required            Capitalized Under
                                               For Capital          Prompt Corrective
                                   Actual   Adequacy Purposes       Action Provisions
                                Amount Ratio  Amount Ratio           Amount   Ratio
	Tier I Capital (to
	   Average Assets)     $ 7,401	   7.81%    $3,790  4.00%      $4,738  5.00%
	Tier I Capital (to Risk-
	   Weighted Assets)    $ 7,401  12.27%    $2,413  4.00%      $3,620  6.00%
	Total Capital (to
	   Risk-Weighted
	     Assets)           $ 8,168  13.54%    $4,826  8.00%      $6,033 10.00%


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

		The estimated fair values of the Company's financial instruments are as follows:

                                       December 31, 2001
                                      Carrying         Fair
                                       Amount          Value
Financial Assets:
Cash and Short-Term Investments      $ 23,301,342     $ 23,301,342
Investment Securities                  15,802,884       15,886,294
Loans                                  59,197,183       59,451,120
Less:  Allowance for Loan Losses        1,800,000        1,800,000
                                     $ 96,501,409     $ 96,838,756

Financial Liabilities:
Deposits                             $ 91,612,064     $ 91,762,104

Unrecognized Financial Instruments:
Commitments to Extend Credit         $  2,879,197     $  2,879,197
Commercial Letters of Credit               61,380           61,380
Credit Card Arrangements               67,828,000       67,828,000
                                     $ 70,768,577     $ 70,768,577

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Y
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                      December 31, 2000
                                     Carrying              Fair
                                      Amount               Value
Financial Assets:
Cash and Short-Term Investments      $ 30,814,060        $ 30,814,060
Investment Securities                   3,369,809           3,372,387
Loans                                  57,726,682          57,245,981
Less:  Allowance for Loan Losses        1,800,000           1,800,000
                                     $ 90,110,551        $ 89,632,428

Financial Liabilities:
Deposits                             $ 85,164,084        $ 85,132,230

Unrecognized Financial Instruments:
Commitments to Extend Credit         $  1,319,020        $  1,319,020
Commercial Letters of Credit               53,980              53,980
Credit Card Arrangements               62,401,000          62,401,000
                                     $ 63,774,000        $ 63,774,000

NOTE Z
	EMPLOYEE BENEFITS
	Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service and have worked at least 1,000 hours. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the year ended December 31, 2001.

                           BOL BANCSHARES, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE AA
	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
		The following sets forth condensed results of operations for 2001 and 2000 (dollar amounts in thousands, except per share data):

                              First         Second         Third          Fourth
2001                         Quarter        Quarter       Quarter         Quarter
Interest Income             $ 2,408        $ 2,227       $ 2,167         $ 2,116
Interest Expense                426            442           416             321
Net Interest Income           1,982          1,785         1,751           1,795
Provision for Loan Losses        97            165            84             210
Other Income                  1,218            922           543             518
Other Expense                 2,578          2,221         2,432           2,238
Income Tax Expense              187            104           (58)            (81)

Net Income                 $    338        $   217       $  (164)        $   (54)

Net Income per Common Share (1)
  Basic                    $   1.89        $  1.21       $ (0.92)        $ (0.30)
  Dilluted                 $   1.89        $  1.21       $ (0.92)        $ (0.30)

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.



                             First          Second         Third           Fourth
2000                        Quarter         Quarter       Quarter          Quarter

Interest Income           $ 2,306          $ 2,349       $ 2,339         $ 2,363
Interest Expense              404              402           401             423
 Net Interest Income        1,902            1,947         1,938           1,940
Provision for Loan Losses     (80)             108           122             158
Other Income                  503              474           482             664
Other Expense               2,062            2,274         2,231           2,426
Income Tax Expense            146               13            41             (30)

 Net Income               $   277          $    26       $    26         $    50

Net Income per Common Share (1)
 Basic                    $  1.55          $  0.14       $  0.14         $  0.28
 Dilluted                 $  1.55          $  0.14       $  0.14         $  0.28

(1) Quarterly per share amounts do not add to total for the year ended due to rounding.

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Independent Auditor's Report
on Supplementary Information

	Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2001 and 2000 appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation



January 10, 2002


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

                             BANK OF LOUISIANA
                          SUPPLEMENTARY INFORMATION


                                SCHEDULE I
                              BALANCE SHEETS
                              UNCONSOLIDATED

                        ASSETS


                                                December 31,
                                                 2001           2000
Cash and Due from Banks
 Non Interest Bearing Balances and Cash     $  7,141,342   $  4,909,060
Federal Funds Sold                            16,160,000     25,905,000
Investment Securities
Securities Held-to-Maturity (Fair Value
  of $15,498,334 in 2001 and
  $2,984,427 in 2000)                         15,514,924      2,981,849
Securities Available-for-Sale, at Fair Value      20,000         20,000
Loans:  Less Allowance for Loan Losses of
 $1,800,000 in 2001 and 2000 and Unearned
 Discount of $205,473 in 2001 and $358,437
 in 2000                                      57,397,183     55,926,682
Property, Equipment and Leasehold
 Improvements (Net of Depreciation and
 Amortization)                                 1,829,764      2,131,262
Other Real Estate                                     -       1,074,012
Other Assets                                   2,164,934      1,087,265
Deferred Taxes                                   302,483        451,679
Letters of Credit                                 61,380         53,980

    Total Assets                            $100,592,010   $ 94,540,789

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
 Non-Interest Bearing                       $ 36,256,239   $ 34,036,725
 Interest Bearing                             55,805,624     51,512,194
Other Liabilities                                330,409      1,017,114
Letters of Credit Outstanding                     61,380         53,980
Due to Parent                                        942         81,892
Accrued Litigation Settlement                         -              -
Accrued Interest                                  91,499        105,973

    Total Liabilities                         92,546,093     86,807,878

STOCKHOLDERS'  EQUITY
Common Stock - 143,000 Shares Issued
  and Outstanding                              1,430,000      1,430,000
Surplus                                        4,616,796      4,616,796
Retained Earnings                              1,999,121      1,686,115

   Total Stockholders' Equity                  8,045,917      7,732,911

 Total Liabilities and Stockholders' Equity  $100,592,010  $ 94,540,789

See independent auditor's report on supplementary information.

                               BANK OF LOUISIANA
                           SUPPLEMENTARY INFORMATION

                                  SCHEDULE II
                              STATEMENTS OF INCOME
                                  UNCONSOLIDATED


                                               For The Years Ended
                                                   December 31,
                                       2001         2000        1999
INTEREST INCOME                    $ 8,918,085  $ 9,357,443  $9,348,210
INTEREST EXPENSE                     1,405,366    1,430,215   1,650,173

Net Interest Income                  7,512,719    7,927,228   7,698,037

PROVISION FOR (RECOVERY OF)
  LOAN LOSSES                          555,811      308,194    (154,231)

Net Interest Income After Provision
  For Loan Losses                    6,956,908    7,619,034   7,852,268

OTHER INCOME
Service Charges on Deposit Accounts  1,116,019    1,125,943   1,228,330
Other Non-Interest Income            2,059,801      787,303     893,464
Reversal of Litigation Settlement           -       150,000          -

                                     3,175,820    2,063,246   2,121,794

OTHER EXPENSES
Salaries and Employee Benefits       4,324,160    4,327,373   4,148,212
Occupancy Expense                    1,755,662    1,969,464   1,978,669
Other Non-Interest Expense           3,373,976    2,683,440   3,507,660

                                     9,453,798    8,980,277   9,634,541

INCOME BEFORE INCOME
  TAX EXPENSE                          678,930      702,003     339,521

INCOME TAX EXPENSE                     222,924      236,766     117,000

NET INCOME                         $   456,006   $  465,237  $  222,521

EARNINGS PER SHARE
  OF COMMON STOCK                  $      3.19   $     3.25  $     1.56

See independent auditor's report on supplementary information.

                               BANK OF LOUISIANA
                            SUPPLEMENTARY INFORMATION

                                 SCHEDULE III
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                UNCONSOLIDATED


                                             Accumulated
                                                Other
                                  Common    Comprehensive              Retained
                                  Stock       Income       Surplus    Earnings    Total
BALANCE - December 31, 1998  $1,430,000       $      -   $4,616,796 $  998,357  $7,045,153
(As Restated)

Net Income for the Year 1999        -                -           -     222,521     222,521

BALANCE - December 31, 1999   1,430,000              -    4,616,796  1,220,878   7,267,674

Net Income for the Year 2000        -                -           -     465,237     465,237

BALANCE - December 31, 2000   1,430,000              -    4,616,796  1,686,115   7,732,911

Dividends Paid - $1 Per Share       -                -           -    (143,000)   (143,000)


Net Income for the Year 2001        -                -           -     456,006     456,006

BALANCE - December 31, 2001  $1,430,000       $      -   $4,616,796 $1,999,121   $8,045,917

See independent auditor's report on supplementary information.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





								BOL BANCSHARES, INC.


					                  Peggy L. Schaefer
								Peggy L. Schaefer
									Treasurer


                                                March 26, 2002
									Date








Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.


Gordon A. Burgess                   Edward J. Soniat
Gordon A. Burgess                   Edward J. Soniat
    Director				     Director


Lionel J. Favret, Sr.               G. Harrison Scott
Lionel J. Favret, Sr.               G. Harrison Scott
     Director                            Director