Form 10QSB
period 2002-03-31
BOL BANCSHARES INC
filed 2002-05-10
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549

						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2002

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		01-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF
APRIL 30, 2002



					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX

										   Page No.


PART 1. Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition				 		 3


		Consolidated Statements of Income				 		 4

		Consolidated Statements of Comprehensive Income (Loss)
	 5

		Consolidated Statement of Cash Flow				 		 6

	Item 2: Management's Discussion and Analysis
			                                     				 7

PART II. Other Information

	Item 6. Exhibits and Reports on Form 8-K

		A. Exhibits										 8
			None

		B. Reports on Form 8-K								 8
			No reports have been filed on Form 8-K
			 during this quarter.

	Signatures											 9


Part I. - Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)


                                                    March 31,
(Amounts in thousands)                                 2002

ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                 5,568
Federal Funds Sold                                     19,970
Investment Securities
Securities Held to Maturity                            14,505
 Securities Available for Sale                            413
Loans-Less Allowance for Loan Losses of $1,800 and
  Unearned Discount of $205                            57,199
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                 1,764
Other Real Estate	        -
Other Assets                                            2,484
     TOTAL ASSETS                                    $101,903

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                  36,575
 NOW Accounts                                          12,532
 Money Market Accounts                                  4,745
 Savings Accounts                                      29,132
 Time Deposits, $100,000 and over                       1,186
 Other Time Deposits                                    8,427
     TOTAL DEPOSITS                                    92,597
Notes Payable                                           2,216
Other Liabilities                                         828
     TOTAL LIABILITIES                                 95,641

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,299,347 Shares Issued and Outstanding                2,299
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                    179
Accumulated Other Comprehensive Income                    213
Capital in Excess of Par - Retired Stock                   17
Undivided Profits                                       3,504
Current Earnings                                           50
     TOTAL STOCKHOLDERS' EQUITY                         6,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $101,903



BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME
							(Unaudited)



                                                       March 31,     March 31,
(Amounts in thousands)                                   2002          2001

INTEREST INCOME
Interest and Fees on Loans                              1,848         2,018
Interest on Investment Securities                         160            34
Interest on Federal Funds Sold                             78           356
Total Interest Income                                   2,086         2,408
INTEREST EXPENSE
Interest on Deposits                                      177           375
Other Interest Expense                                     10            10
Interest on Notes Payable                                   2             2
Interest Expense on Debentures                             39            39
Total Interest Expense                                    228           426
NET INTEREST INCOME                                     1,858         1,982
Provision for Loan Losses                                 109            97
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                         1,749         1,885
NONINTEREST INCOME
Service Charges on Deposit Accounts                       256           260
Cardholder & Other Credit Card Income                     170           158
ORE Income                                                 -            687
Other Operating Income                                     74           113
Total Noninterest Income                                  500         1,218
NONINTEREST EXPENSE
Salaries and Employee Benefits                          1,016         1,047
Occupancy Expense                                         420           392
Communications                                            106           102
Loan & Credit Card Expense                                292           238
Professional Fees                                         105           102
ORE Expense                                                -            435
Other Operating Expense                                   256           262
Total Noninterest Expense                               2,195         2,578

Income Before Tax Provision                                54           525

Provision (Benefit) For Income Taxes                        4           187

NET INCOME                                                $50          $338

Earnings Per Share of Common Stock                      $0.28         $1.89




                         BOL BANCSHARES, INC.

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)



                                                 March 31,        March 31,
(Amounts in thousands)                             2002              2001

NET INCOME                                         $50               $338

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                           13                 -


COMPREHENSIVE INCOME                               $63               $338

                                     BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,


(Amounts in thousands)                                       2002       2001
OPERATING ACTIVITIES
Net Income                                                     50        338
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
 Provision for Loan Losses                                    109         98
 Depreciation and Amortization Expense                         75         94
 Amortization of Investment Security Premiums                   2         (4)
 Accretion of Investment Security Discounts                    (0)        (6)
 Decrease in Deferred Income Taxes                             11        184
 (Gain) Loss on Sale of Property and Equipment                  -          -
 (Gain) Loss on Sale of Other Real Estate                       -          -
 (Increase)Decrease in Other Assets                           (49)       541
 (Decrease)Increase in Other Liabilities,
  Accrued Interest and Accrued Loss Contingency               (30)      (818)
Net Cash Provided by Operating Activities                     168        427

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                      4,000      1,497
 Purchases of Held-to-Maturity Investment Securities       (2,992)         -
 Proceeds from Sale of Property and Equipment                   -          -
 Purchases of Property and Equipment                           (9)       (18)
 Proceeds from Sale of Other Real Estate                        -          -
 Purchases of Other Real Estate                                 -          -
 Net (Increase)Decrease in Loans                               89     (3,349)
Net Cash Provided by (Used in) Investing Activities         1,088     (1,870)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                               984      2,867
 Proceeds from Issuance of Long-Term Debt                       -          -
 Preferred Stock Retired                                       (1)         -
 Principal Payments on Long Term Debt                          (2)        (2)
Net Cash Provided by Financing Activities                     981      2,865

Net Increase in Cash and Cash Equivalents                   2,237      1,422
Cash and Cash Equivalents - Beginning of Year              23,301     30,814
Cash and Cash Equivalents - End of Period                 $25,538    $32,236







                                       BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS (Continued)
				                  (Unaudited)



SUPPLEMENTAL DISCLOSURES:                                   2002        2001
Additions to Other Real Estate through Foreclosure             -           -
Cash Paid for Interest                                       177         377
Cash (Paid) Received for Income Taxes                         (4)       (187)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                               19           -

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001.

BALANCE SHEET

Total Assets at March 31, 2002 were $101,903,000 compared to $97,102,000 at March 31, 2001 an increase of $4,801,000. Total loans decreased $1,978,000 to $57,199,000 at March 31, 2002 from $59,177,000 at March 31, 2001 and
Federal Funds Sold decreased $5,585,000 to $19,970,000 at March 31, 2002 from $25,555,000 at March 31, 2001. Investment securities increased $12,622,000 to $14,505,000 at March 31, 2002 from $1,883,000 at March 31,
2001.

Total deposits increased to $92,597,000 at March 31, 2002 from $88,031,000 at March 31, 2001. Shareholder's Equity increased to $6,262,000 at March 31, 2002 from $6,060,000 at March 31, 2001.

INCOME

Income for the three months ended March 31, 2002 was $50,000 compared to $338,000 for the same period last year. Interest income decreased $322,000 for the three months ended March 31, 2002 over the same period last year. Noninterest income decreased $718,000 for the three month period as compared to the same period last year. This decrease was attributable to a gain on the sale of ORE. This parcel was sold in 1998, however the regulators advised that the Company incorrectly applied the full accrual method of accounting. Due to this the Company restated all financials. The Company recognized this gain on the sale of ORE in 2001 as the purchaser's payments have reached certain levels outlined by the regulators. Interest expense decreased $198,000 for the three months ended March 31, 2002 over the same period last year. Noninterest expense decreased $383,000 for the three month period as compared to the same period last year. This decrease is attributable to the writedown of 4 parcels of ORE in 2001.

MARCH 31, 2002 COMPARED WITH DECEMBER 31, 2001

BALANCE SHEET

Total Assets at March 31, 2002 were $101,903,000 compared to $101,891,000 at December 31, 2001. Total loans decreased $198,000 to $57,199,000 at March 31, 2002 from $57,397,000 at December 31, 2001 and investment securities decreased to $14,505,000 at March 31, 2002 from $15,908,000 at December 31, 2001. Federal Funds Sold increased to $19,970,000 at
March 31, 2002 from $16,160,000 at December 31, 2001.

Total deposits increased to $92,597,000 at March 31, 2002 from $91,612,000 at December 31, 2001. Shareholder's Equity increased to $6,262,000 at March 31, 2002 from $6,200,000 at December 31, 2001.


			PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

	A. Exhibits
		None

	B. Reports on Form 8-K
		No reports have been filed on Form 8-K during this quarter.



                               BOL BANCSHARES, INC.

                                   SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



								BOL BANCSHARES, INC.
								(Registrant)



				                  	G. Harrison Scott
May 9, 2002							G. Harrison Scott
Date								Chairman
                                                (in his capacity as a duly
								authorized  officer of the
                                                Registrant)


								Peggy L. Schaefer
								Peggy L. Schaefer
								Treasurer
								(in her capacity as Chief
	                                          Accounting Officer of the
					                  Registrant)