Form 10QSB
period 2002-06-30
BOL BANCSHARES INC
filed 2002-08-13
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  2054


						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2002

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		0-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification
No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF July 31, 2002

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


												   Page
No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition					  3

		Consolidated Statements of Income					  4

		Consolidated Statements of Comprehensive Income (Loss)	  5

		Consolidated Statement of Cash Flow					  6

	Item 2: Management's Discussion and Analysis                  	  7

PART II. Other Information

	Item 4:  Submission of Matters to a Vote of Security Holders	  8

	Item 6:  Exhibits and Reports on Form 8-K

		A. Exhibits								  	  8
			None

		B. Reports on Form 8-K					       	  8
			No reports have been filed on Form 8-K
			 during this quarter.

	Signatures									 	  9

Part I. Financial Information
Item 1. Financial Statements
						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)


                                                                     June 30
(Amounts in Thousands)                                                 2002

ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                               $5,893
Federal Funds Sold                                                    15,125
Investment Securities
Securities Held to Maturity                                           16,187
Securities Available for Sale                                            425
Loans-Less Allowance for Loan Losses of $1,800 and
  Unearned Discount of $205                                           59,564
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                                1,701
Other Real Estate                                                         -
Other Assets                                                             833
     TOTAL ASSETS                                                    $99,728

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                                $35,318
 NOW Accounts                                                         12,315
 Money Market Accounts                                                 4,604
 Savings Accounts                                                     29,870
 Time Deposits, $100,000 and over                                      1,089
 Other Time Deposits                                                   7,032
     TOTAL DEPOSITS                                                   90,228
Notes Payable                                                          2,214
Other Liabilities                                                        968
     TOTAL LIABILITIES                                                93,410
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,299,070 Shares Issued and Outstanding                               2,299
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                                   179
Accumulated Other Comprehensive Income                                   222
Capital in Excess of Par - Retired Stock                                  17
Undivided Profits                                                      3,504
Current Earnings                                                          97
     TOTAL STOCKHOLDERS' EQUITY                                        6,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $99,728

						BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME
							(Unaudited)




                                       Three months ended     Six months ended
                                           June 30                  June 30
(Amounts in Thousands)                   2002      2001           2002    2001

INTEREST INCOME
Interest and Fees on Loans              $1,884   $1,895         $3,732  $3,913
Interest on Investment Securities          160       31            320      65
Interest on Federal Funds Sold              76      301            154     657
Total Interest Income                    2,120    2,227          4,206   4,635
INTEREST EXPENSE
Interest on Deposits                       154      390            331     765
Other Interest Expense                      10       10             20      20
Interest Expense on Notes Payable            2        2              4       4
Interest Expense on Debentures              39       40             78      79
Total Interest Expense                     205      442            433     868
NET INTEREST INCOME                      1,915    1,785          3,773   3,767
Provision for Loan Losses                  113      165            222     262
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,802    1,620          3,551   3,505
NONINTEREST INCOME
Service Charges on Deposit Accounts        275      266            531     526
Cardholder & Other Credit Card Income      195      177            365     335
ORE Income                                   -      451              -   1,137
Other Operating Income                      63       28            137     142
Gain on Sale of Securities                   -        -              -       -
Total Noninterest Income                   533      922          1,033   2,140
NONINTEREST EXPENSE
Salaries and Employee Benefits           1,100    1,103          2,116   2,150
Occupancy Expense                          421      541            841     933
Communications                             106      103            212     205
Loan & Credit Card Expense                 294      256            586     494
Professional Fees                          109       83            214     184
ORE Expense                                  -        8              -     443
Other Operating Expense                    266      127            522     390
Total Noninterest Expense                2,296    2,221          4,491   4,799

Income Before Tax Provision                 39      321             93     846

Provision (Benefit) For Income Taxes        (8)     104             (4)    291

NET INCOME                                 $47     $217            $97    $555

Earnings Per Share of Common Stock       $0.27    $1.21          $0.54   $3.10

                                    BOL BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)




                                               June 30                June 30
(Amounts in thousands)                          2002                   2001

NET INCOME (LOSS)                                 $97                   $555

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                          21                      -

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME                         21                      -

COMPREHENSIVE INCOME (LOSS)                      $118                   $555

                                    BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,


(Amounts in thousands)                                   2002          2001
OPERATING ACTIVITIES
Net Income                                                $97          $555
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
 Provision for Loan Losses                                222           262
 Depreciation and Amortization Expense                    150           182
 Amortization of Investment Security Premiums              15             -
 Accretion of Investment Security Discounts                (2)           (5)
 (Increase) Decrease in Deferred Income Taxes             (33)          283
 (Gain) Loss on Sale of Property and Equipment              -             -
 (Gain) Loss on Sale of Other Real Estate                   -          (450)
 (Increase) Decrease in Other Assets                    1,632           576
 (Decrease) Increase in Other Liabilities,
  Accrued Interest and Accrued Loss Contingency           119          (685)
Net Cash Provided by Operating Activities               2,200           718

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                  7,472         1,489
 Purchases of Held-to-Maturity Investment Securities   (8,158)       (4,997)
 Proceeds from Sale of Property and Equipment               -             -
 Purchases of Property and Equipment                      (21)          (22)
 Proceeds from Sale of Other Real Estate                    -           450
 Purchases of Other Real Estate                             -             -
 Net (Increase) in Loans                               (2,388)       (1,280)
Net Cash Provided by (Used in) Investing Activities    (3,095)       (4,360)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                        (1,383)        4,564
 Proceeds from Issuance of Long-Term Debt                   -             -
 Preferred Stock Retired                                   (1)            -
 Principal Payments on Long Term Debt                      (4)           (4)
Net Cash Provided by (Used in) Financing Activities    (1,388)        4,560

Net Increase (Decrease) in Cash and Cash Equivalents   (2,283)          918
Cash and Cash Equivalents - Beginning of Year          23,301        30,814
Cash and Cash Equivalents - End of Period             $21,018       $31,732

                                          BOL BANCSHARES, INC.

				                  (Unaudited)



SUPPLEMENTAL DISCLOSURES:                              2002         2001
Additions to Other Real Estate through Foreclosure        -            -
Cash Paid for Interest                                  436          841
Cash (Paid) Received for Income Taxes                   (40)          (9)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                          21            -

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2.  Management's Discussion and Analysis

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

BALANCE SHEET

Total Assets at June 30, 2002 were $99,728,000 compared to $99,216,000 at June 30, 2001 an increase of $512,000. Total loans increased $2,619,000 to $59,564,000 at June 30, 2002 from $56,945,000 at June 30, 2001 and investment securities increased $9,729,000 to $16,612,000 at June 30, 2002 from $6,883,000 at June 30, 2001. Federal Funds Sold decreased $9,295,000 to $15,125,000 at June 30, 2002 from $24,420,000 at June 30, 2001.

Total deposits increased to $90,228,000 at June 30, 2002 from $89,728,000 at June 30, 2001. Shareholder's Equity increased to $6,318,000 at June 30, 2002 from $6,277,000 at June 30, 2001.

INCOME

Income for the six months ended June 30, 2002 was $97,000 compared to $555,000 for the same period last year. Interest income decreased $429,000 for the six months ended June 30, 2002 over the same period last year. Noninterest income decreased $1,107,000 for the six-month period as compared to the same period last year. This decrease was attributable to a gain on the sale of ORE. This parcel was sold in 1998, however the regulators advised that the Company incorrectly applied the full accrual method of accounting. Due to this the Company restated all financials. The Company recognized this gain on the sale of ORE in 2001 as the purchaser's payments have reached certain levels outlined by the regulators. Interest expense decreased $435,000 for the six months ended June 30, 2002 over the same period last year. Noninterest expense decreased $308,000 for the six-month period as compared to the same period last year. This decrease is attributable to the writedown of 4 parcels of ORE in 2001.

JUNE 30, 2002 COMPARED WITH DECEMBER 31, 2001

BALANCE SHEET

Total Assets at June 30, 2002 were $99,728,000 compared to $100,891,000 at December 31, 2001. Total loans increased $2,167,000 to $59,564,000 at June 30, 2002 from $57,397,000 at December 31, 2001 and investment securities increased to $16,612,000 at June 30, 2002 from $15,908,000 at December 31, 2001. Federal
Funds Sold decreased $1,035,000 to $15,125,000 at June 30, 2002 from $16,160,000 at December 31, 2001.

Total deposits decreased $1,384,000 to $90,228,000 at June 30, 2002 from $91,612,000 at December 31, 2001. Shareholder's Equity increased to $6,318,000 at June 30, 2002 from $6,200,000 at December 31, 2001.


PART II - Other Information
Item 4.  Submission of Matters to a Vote of Security Holders.

	The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 9, 2002. All incumbent directors were re-elected. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 118,877.



	Number of Shares
Nominee                     For         Against       Abstain
Gordon A. Burgess          117,916         919           42
James A. Comiskey          117,916         919           42
Lionel J. Favret           117,916         919           42
Leland L. Landry           117,916         919           42
Douglas A. Schonacher      117,916         919           42
G. Harrison Scott          117,916         919           42
Edward J. Soniat           117,916         919           42
Shannon R. Scott           117,901         934           42


Item 6.  Exhibits and Reports on Form 8-K

	A. Exhibits
		None

	B. Reports on Form 8-K
		No reports have been filed on Form 8-K during this quarter.





BOL BANCSHARES, INC.

SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



								BOL BANCSHARES, INC.
								(Registrant)



			                  		G. Harrison Scott
August 12, 2002						G. Harrison Scott
Date								Chairman
								(in his capacity as a duly
                                                authorized
								officer of the Registrant)





                                                Peggy L. Schaefer
								Peggy L. Schaefer
								Treasurer
								(in her capacity as Chief
                                                Accounting
								Officer of the Registrant)