Form 10QSB
period 2002-09-30
BOL BANCSHARES INC
filed 2002-11-15
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549


						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2002

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		0-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF
October 31, 2002.











					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


												   Page
No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition                            3

		Consolidated Statements of Income                              4

		Consolidated Statement of Comprehensive Income (Loss)          5

		Consolidated Statement of Cash Flow                            6

	Item 2: Management's Discussion and Analysis                         7

	Item 3: Controls and Procedures                                      8

PART II. Other Information

	Item 6:  Exhibits and Reports on Form 8-K

		A. Exhibits                                                    8
			None

		B. Reports on Form 8-K                                         8
			No reports have been filed on Form 8-K
			 during this quarter.

	Signatures                                                           9

	Certifications                                                      10




















Part I. Financial Information
Item 1. Financial Statements
						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)


                                                                   Sept.30
(Amounts in Thousands)                                               2002

ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                                $6,902
Federal Funds Sold                                                     15,980
Investment Securities
Securities Held to Maturity                                            16,615
Securities Available for Sale                                             425
Loans-Less Allowance for Loan Losses of $1,800 and
  Unearned Discount of $205                                            57,759
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization                                  1,642
Other Real Estate                                                         282
Other Assets                                                            1,436
     TOTAL ASSETS                                                    $101,041

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                                 $35,568
 NOW Accounts                                                          13,712
 Money Market Accounts                                                  4,945
 Savings Accounts                                                      28,480
 Time Deposits, $100,000 and over                                       1,190
 Other Time Deposits                                                    7,675
     TOTAL DEPOSITS                                                    91,570
Notes Payable                                                           2,212
Other Liabilities                                                       1,059
     TOTAL LIABILITIES                                                 94,841
SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,296,189 Shares Issued and Outstanding                                2,296
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                                    179
Accumulated Other Comprehensive Income                                    222
Capital in Excess of Par - Retired Stock                                   19
Undivided Profits                                                       3,504
Current Earnings (Losses)                                                 (20)
     TOTAL SHAREHOLDERS' EQUITY                                         6,200
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $101,041



						BOL BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME (LOSS)
							(Unaudited)


                                      Three months ended   Nine months ended
                                             Sept.30            Sept.30
(Amounts in Thousands)                       2002      2001      2002      2001

INTEREST INCOME
Interest and Fees on Loans                 $1,729    $1,849    $5,461    $5,762
Interest on Investment Securities             135        94       455       159
Interest on Federal Funds Sold                 72       224       226       881
Total Interest Income                       1,936     2,167     6,142     6,802
INTEREST EXPENSE
Interest on Deposits                          144       364       475     1,129
Other Interest Expense                         11        11        31        31
Interest Expense on Notes Payable               1         2         5         6
Interest Expense on Debentures                 40        39       118       118
Total Interest Expense                        196       416       629     1,284
NET INTEREST INCOME                         1,740     1,751     5,513     5,518
Provision for Loan Losses                     115        84       337       346
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                             1,625     1,667     5,176     5,172
NONINTEREST INCOME
Service Charges on Deposit Accounts           278       276       809       802
Cardholder & Other Credit Card Income         181       176       546       511
ORE Income                                     -         59        -      1,196
Other Operating Income                         31        32       168       174
Gain on Sale of Securities                     -         -         -         -
Total Noninterest Income                      490       543     1,523     2,683
NONINTEREST EXPENSE
Salaries and Employee Benefits              1,093     1,091     3,209     3,241
Occupancy Expense                             286       303     1,127     1,185
Communications                                111        98       323       132
Loan & Credit Card Expense                    251       221       837       715
Professional Fees                             105        99       319       284
ORE Expense                                     3       253         3       696
Other Operating Expense                       405       367       927       978
Total Noninterest Expense                   2,254     2,432     6,745     7,231

Income (Loss) Before Tax Provision           (139)     (222)      (46)      624

Provision (Benefit) For Income Taxes          (22)      (58)      (26)      233

NET INCOME (LOSS)                           ($117)    ($164)     ($20)     $391

Earnings (Loss) Per Share of Common Stock  ($0.66)   ($0.92)   ($0.11)    $2.18


BOL BANCSHARES, INC.

	CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
							(Unaudited)




                                                    Sept.30             Sept.30
(Amounts in thousands)                                2002                2001

NET INCOME (LOSS)                                     ($20)               $391

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                               -                   -

Less:  Reclassification Adjustment for Gains
Included in Net Income

OTHER COMPREHENSIVE INCOME                              -                   -

COMPREHENSIVE INCOME (LOSS)                          ($20)                $391


















BOL BANCSHARES, INC.

				  	    STATEMENT OF CASH FLOW
				                  (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,


(Amounts in thousands)                                   2002             2001
OPERATING ACTIVITIES
Net Income (Loss)                                        ($20)            $391
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
 Provision for Loan Losses                                337              346
 Depreciation and Amortization Expense                    218              269
 Amortization of Investment Security Premiums              56                1
 Accretion of Investment Security Discounts                (2)               4
 (Increase) Decrease in Deferred Income Taxes             (55)             224
 (Gain) Loss on Sale of Property and Equipment              -               -
 (Gain) Loss on Sale of Other Real Estate                   -             (509)
 (Increase) Decrease in Other Assets                    1,053             (209)
 (Decrease) Increase in Other Liabilities,
  Accrued Interest and Accrued Loss Contingency           209             (592)
Net Cash Provided by Operating Activities               1,796              (75)

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                 10,998            2,978
 Purchases of Held-to-Maturity Investment Securities  (12,153)         (10,517)
 Proceeds from Sale of Property and Equipment               0               -
 Purchases of Property and Equipment                      (30)             (41)
 Proceeds from Sale of Other Real Estate                   -               900
 Net (Increase) in Loans                                 (981)            (261)

Net Cash Provided by (Used in) Investing Activities     (2,166)          (6,941)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                            (41)           4,482
 Proceeds from Issuance of Long-Term Debt                    -                -
 Preferred Stock Retired                                    (2)              (1)
Principal Payments on Long Term Debt                        (6)              (6)
Net Cash Provided by (Used in) Financing Activities        (49)           4,475

Net Increase (Decrease) in Cash and Cash Equivalents      (419)          (2,541)
Cash and Cash Equivalents - Beginning of Year           23,301           30,814
Cash and Cash Equivalents - End of Period              $22,882          $28,273







BOL BANCSHARES, INC.

				     STATEMENT OF CASH FLOW (Continued)
				                  (Unaudited)



SUPPLEMENTAL DISCLOSURES:                                    2002        2001
Additions to Other Real Estate through Foreclosure           981           -
Cash Paid for Interest                                       658        1,286
Cash (Paid) Received for Income Taxes                        (40)         (11)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                                -            -

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2.  Management's Discussion and Analysis

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

BALANCE SHEET

Total Assets at September 30, 2002 were $101,041,000 compared to $99,002,000 at September 30, 2001 an increase of $2,039,000. Total loans increased $1,917,000 to $57,759,000 at September 30, 2002 from $55,842,000 at September 30, 2001 and investment securities increased $6,135,000 to $17,040,000 at September 30, 2002 from $10,905,000 at September 30, 2001. Federal Funds Sold decreased $7,200,000 to $15,980,000 at September 30, 2002 from $23,180,000 at
September 30, 2001.

Total deposits increased to $91,570,000 at September 30, 2002 from $89,646,000 at September 30, 2001. Shareholder's Equity increased to $6,200,000 at September 30, 2002 from $6,113,000 at September 30, 2001.


INTEREST INCOME

Interest income decreased $660,000 for the nine months ended September 30, 2002 over the same period last year. The decrease in interest income reflects the decline in interest rates made by the Federal Reserve Bank. The average rate the Company earned on earning assets for the nine months ending
September 30, 2002 was 6.62% as compared to 7.64% for the nine months ending September 30, 2001.

INTEREST EXPENSE

Interest expense decreased $655,000 for the nine months ended September 30, 2002 over the same period last year. The decrease in interest expense reflects the decline in interest rates made by the Federal Reserve Bank. The average rate the Company paid on interest bearing liabilities for the nine months ending September 30, 2002 was 1.10% as compared to 2.29% for the nine months ending September 30, 2001.

NONINTEREST INCOME AND EXPENSE

Noninterest income decreased $1,160,000 for the nine-month period as compared to the same period last year. This decrease was attributable to a gain on the sale of ORE. This parcel was sold in 1998, however the regulators advised that the Company incorrectly applied the full accrual method of accounting. Due to this the Company restated all financials. The Company recognized this gain on the sale of ORE in 2001 as the purchaser's payments have reached certain levels outlined by the regulators. Noninterest expense decreased $486,000 for the nine-month period as compared to the same period last year. This decrease is attributable to the writedown of 4 parcels of ORE in 2001. Net loss for the nine months ended September 30, 2002 was $20,000 compared to net income of $391,000 for the same period last year.

SEPTEMBER 30, 2002 COMPARED WITH DECEMBER 31, 2001

BALANCE SHEET

Total Assets at September 30, 2002 were $101,041,000 compared to $100,891,000 at December 31, 2001. Total loans increased $362,000 to $57,759,000 at September 30, 2002 from $57,397,000 at December 31, 2001 and investment securities increased to $17,040,000 at September 30, 2002 from $15,908,000 at December 31, 2001. Federal Funds Sold decreased $180,000 to $15,980,000 at September 30, 2002 from $16,160,000 at December 31, 2001.

Total deposits decreased $42,000 to $91,570,000 at September 30, 2002 from $91,612,000 at December 31, 2001. Shareholder's Equity remained at $6,200,000 on September 30, 2002 and December 31, 2001.


ITEM 3.  Controls and Procedures

	The certifying officers of the Company have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that such controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II - Other Information
Item 6.  Exhibits and Reports on Form 8-K

	A. Exhibits
		None

	B. Reports on Form 8-K
		No reports have been filed on Form 8-K during this quarter.

















BOL BANCSHARES, INC.

SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.
						(Registrant)



                                    G. Harrison Scott
October 12, 2002                    G. Harrison Scott
Date                                Chairman
                                    (in his capacity as a duly authorized
                                    officer of the Registrant)




                                    Peggy L. Schaefer
                                    Peggy L. Schaefer
                                    Treasurer
				          (in her capacity as Chief Accounting Officer of
                                   the Registrant)


I, G. Harrison Scott, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bol Bancshares,
Inc;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 12, 2002


						G. Harrison Scott
						Chairman


I, Peggy L. Schaefer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bol Bancshares, Inc;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 12, 2002


						Peggy L. Schaefer
						Treasurer










	9