Form 10KSB
period 2002-12-31
BOL BANCSHARES INC
filed 2003-04-10
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
__________________________

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER 0-16934


BOL BANCSHARES, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

		LOUISIANA						72-1121561
	(STATE OF INCORPORATION)	        (IRS EMPLOYER IDENTIFICATION NO.)

   300 ST. CHARLES AVENUE, NEW ORLEANS, LA  70130
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(504) 889-9400
(ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  	NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:  	NONE

Common Stock, par value $1.00 per share
					_____________________________

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes  X  	No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total Revenue for fiscal year ended December 31, 2002: $10,218,161

The aggregate market value of the voting common equity stock held by non-affiliates of the registrant was approximately $366,820 as of the close of business on February 28, 2003. For this purpose, certain executive officers and directors are considered affiliates.

The number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2003 was approximately 179,145.

Transitional Small Business Disclosure Format:  Yes____ No  X

					Cross Reference Index


	                                                            Page

Part I

Item 1:	Business								 3
Item 2:	Properties								 5
Item 3:	Legal Proceedings							 6
Item 4:	Submission of Matters to a Vote of Security Holders	 6

Part II

Item 5:	Market for Registrant's Common Equity and Related
		Stockholder Matters                                    7
Item 6:	Management's Discussion and Analysis 			 7
Item 7:	Financial Statements and Supplementary Data           27
Item 8:	Changes in and Disagreements with Accountants and Financial
		Disclosure                                            63


Part III

Item 9:	Directors and Executive Officers of the Registrant	63
Item 10:	Executive Compensation						64
Item 11:	Security Ownership of Certain Beneficial Owners and
		Management                                            66
Item 12:	Certain Relationships and Related Transactions		66


Part IV

Item 13:	Exhibits and Reports on Form 8-K
            (a) Exhibits							NONE
		(b) Reports	on Form 8-K						NONE
Item 14:	Controls and Procedures                               67
		Signatures								68

Item 1 Description of Business
	Here and after BOL Bancshares, Inc. shall be referred to as the Company and subsidiary Bank of Louisiana shall be referred to as the Bank.

History and General Business
	The Company was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company remained inactive until April 29, 1988, when it acquired the Bank in a three-bank merger of the Bank of Louisiana in New Orleans (the "Old Bank"), Bank of the South ("South Bank"), and Fidelity Bank & Trust Company, all Louisiana state-chartered banks. The Old Bank was the surviving bank in the merger and subsequently changed its name to the Bank's current name. The merger was originally accounted for as a "purchase", but after discussions with the Securities and Exchange Commission, the accounting treatment of the merger was changed to a manner similar to a "pooling of interests". [Since the change in accounting treatment, the Company has recast its financial statements, to reflect "pooling" accounting.] In addition, at the time of the bank's merger, the Company merged with BOS Bancshares, Inc., a Louisiana corporation, and the registered bank holding company for South Bank. The Company was the surviving entity in that merger. The Company is the sole shareholder and registered bank holding company of the Bank.
	Other than owning and operating the Bank, the Company may also engage, directly or through subsidiary corporations, in those activities closely related to banking that are specifically permitted under the BHC Act. See "Supervision and Regulation". The Company, after acquiring the requisite approval of the Board of Governors of the Federal Reserve System (the "FRB") and any other appropriate regulatory agency, may seek to engage de novo in such activities or to acquire companies already engaged in such activities.
The Company has formed BOL Assets, LLC to engage in the permissible activity of holding real estate from loans which were in default and held past the FDIC's time limits. There can be no assurance, however, that the Company will not form or acquire any other entity in the future.
	If the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in the line of business or permissible activity in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital. See "Business of the Company and the Bank--Territory Served and Competition".

Banking Industry
	The Company derives its revenues largely from dividends from the Bank when the Bank is permitted to pay dividends. As is the case with any financial institution, the profitability of the Bank is subject, among other things, to fluctuating availability of money, loan demand, changes in interest rates, actions of fiscal and monetary authorities, and economic conditions in general. See "Business of the Company and the Bank", "Supervision and Regulation", and "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company and the Bank".

Banking Products and Services
	The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts ("IRAs"), savings and other time deposits of various types, and business, real-estate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below. Other services include letters of credit, safe deposit boxes, money orders, traveler's checks, credit cards, wire transfer, electronic banking, night deposit, and drive-in facilities. Prices and rates charged for services offered are competitive with the area's existing financial institutions in the Bank's primary market area.

	The Bank offers a wide variety of fixed and variable rate loans to qualified borrowers. With regard to interest rates, the Bank continues to meet legal standards while remaining competitive with the existing financial institutions in its market area. The specific types of loans that the Bank offers include the following:

	Consumer Loans. The Bank's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational loans.
	Real Estate Loans. The Bank's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
	Commercial Loans (Secured and Unsecured). The Bank's commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2002, the Bank held $15,566,000 in credit card debt.
	Proprietary Accounts. The Bank has a number of proprietary accounts it services. The Bank's proprietary accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The
Bank acquires these credit card accounts at a discount, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2002, the Bank held $1,789,000 in proprietary accounts.
	Mortgage Lending. The Bank offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Bank sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

Territory Served and Competition
	Market Area. The market area for the Bank is defined in the Bank's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. The population of New Orleans remains constant with approximately 500,000 persons. The population of Jefferson and St. Tammany Parishes were approximately 650,000 as of December 31, 2002.
	Competition. The Bank competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. The economy of New Orleans is supported by the tourism, shipping, and energy industries. The Bank has no material concentration of deposits from any single customer or group of customers, nor is a significant portion of its loans concentrated in a single industry or group of related industries. There are no material seasonal factors that have any adverse effect on the Bank. The Bank does not rely on foreign sources of funds or income, and the Bank does not expend any material percentage of its income in complying with applicable environmental laws.

Employees
	As of December 31, 2002, the Bank had approximately 158 full-time and approximately 13 part-time employees. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Bank. See "Item 10, Executive Compensation".

Item 2 Description of Property
	In addition to its main office, the Bank has six branch locations and an operations center. Set forth below is a description of the offices of the Bank.

	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana.
On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. Subsequently, on December 6, 1991, the Bank purchased the building from the Company. The original purchase was financed by a loan from former director Edward J. Soniat to the Company. As of December 31,
2002, there is a balance of $45,648 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Bank occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The initial term of the club's lease is for 25 years, expiring on December 15, 2003.
	Carrollton Branch. The Carrollton Branch of the Bank is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana.
The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Bank leases the office space on a month-to-month basis from Carrollton Central Plaza.
Monthly lease payments are $3,096 per month.
	Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana.
The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Bank leases the office space from Severn
South Partnership, an affiliate of the Bank. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June 1, 1999, and terminates on May 31, 2003. The lease payments are $12,456, plus a percentage of operating costs, per month.
	Oakwood Branch. The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space, which includes 1,560 square feet designated for its drive-in facility.
Parking is provided by the shopping center. The Bank leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 2001, and terminates on May 31, 2006. The lease payments are $13,200 per month.
	Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Bank leases the building from Belle Meade Developers. The lease commenced on January 1, 2001, and terminates on December 31, 2005. The lease payments are $6,385 per month.
	Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately
50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2002 totaled $115,383.
	Tammany Mall Branch. The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Bank leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the Bank. See
Item 12, "Certain Relationships and Related Transactions". The lease payments are $6,200 per month.
	Operations Center. The Bank's operations center, which houses its data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Bank leases 19,608 square feet from Severn South Partnership, an affiliate of the Bank, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to that certain Amendment to Lease dated May 1,
1999, amending both leases the current lease terms for both leases commenced on June 1, 1999, and terminate on May 31, 2003. The lease payments total $26,222, plus a percentage of operating costs, per month.

Item 3 Legal Proceedings
	Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition. Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company's consolidated financial statements.

	The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

	1. The Company and the Bank are defendants in a lawsuit filed in 1991 in Civil District Court for the Parish of Orleans by another bank alleging that the Bank was responsible and played an active part in a check-kiting scheme involving a customer of both the Bank and the plaintiff. The plaintiff is currently seeking to recover in excess of $979,000, plus judicial interest from approximately August 7, 1991. The Bank has brought a counterclaim for approximately $152,000 with respect to losses it incurred as a result of the plaintiff's role in such check-kiting scheme. The former president of the plaintiff and two former employees of the Bank were convicted of crimes arising out of such check-kiting scheme. The president has finished serving a prison sentence for such crime, while the two former employees of the Bank were placed on probation. Plaintiff has already recovered all but $120,000 on its claim from the liquidating of the customer's assets. The Bank has also brought counterclaims against the plaintiff for its interference and involvement in luring the Bank's former employees into the check-kiting scheme made the basis of this litigation. Counsel for the Bank believes that it is unlikely that the plaintiff will receive anything from its claims, and that it is reasonable likely that the Bank will realize a recovery against the plaintiff on its counterclaims. The trial is set in May 2003.
	2. A case is pending in the United States District Court which began in 2001 in connection with a Deferred Compensation Agreement at Bank of the South which it terminated prior to the merger with the Bank. A former officer is claiming entitlement to $20,000 per year for ten years based on the Agreement, as opposed to the Bank's position that he is entitled to only 25% of the $20,000 yearly benefit. The total exposure would be $200,000.
This case is set for trial in April 2003.
	3. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. Should the Bank be unsuccessful, it will suffer a loss of $273,000.

Item 4 Submission of Matters to a Vote of Security Holders
	There were no matters submitted, during the fourth quarter of fiscal year 2002 to a vote of security holders, through the solicitation of proxies.

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2001, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2002, the Company had approximately 633 shareholders of record. There were no dividends declared on common stock for the years ended 2002 or 2001.


2002

						High			Low
First Quarter                      $5.00            $5.00
Second Quarter                      5.00             5.00
Third Quarter                       5.00             5.00
Fourth Quarter                      5.00             5.00


2001


First Quarter                      $5.00            $5.00
Second Quarter                      5.00             5.00
Third Quarter                       5.00             5.00
Fourth Quarter                      5.00             5.00

	No dividends were paid on shares of Company Common stock in 2002 or 2001.

Annual Shareholders Meeting
	The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 8, 2003 at 3:30 p.m.

Independent Auditors
	Laporte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS

	The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2002, and 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.

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

Overview

	Since its inception, the Company has pursued a strategy of maintaining its present size by providing a full range of quality financial services in selected market areas. As of December 31, 2002, the Company's total assets were $100,728,000 as opposed to $100,891,000 at December 31, 2001. The
Company currently operates through seven locations, five in the metropolitan New Orleans area and two in St. Tammany Parish.
	Loans comprise the largest single component of the Bank's interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank's loans totaled $57,083,000 and $57,397,000 net of unearned discount and Allowance for Loan Losses at December 31, 2002 and 2001, respectively. The Bank's net interest margin was 7.91% for the year ended December 31, 2002.
	Historically, credit card loans have been an important part of the Bank's total loan portfolio. At December 31, 2002, credit card loans were $15,566,000 and represented 26.44% of the Bank's loan portfolio of $58,883,000. At December 31, 2001, credit card loans were $16,871,000 and represented 28.50% of the Bank's loan portfolio of $59,197,000. The decrease in the Bank's credit card loans during 2002 was largely attributable to (i) competition from other banks and non-traditional credit card issuers;
(ii) the Bank's loss of proprietary business; (iii) tightening of the Bank's underwriting standards; and (iv) normal attrition.
	The Bank's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts, so long as it can maintain the minimum required Tier 1 leverage ratio required by the FDIC. The Company has initiated an aggressive marketing campaign to acquire several Visa and MasterCard portfolios. During 2002, the Company purchased credit card portfolios totaling $472,000. The Company focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income
	The Company's net loss for 2002 was $36,000 or ($.20) per share, a decrease of $372,000 from the Company's total net income of $336,000 in 2001. This was caused by a reduction in interest rates of federal funds, a reduction in interest rate spreads and a reduction in the credit card outstanding. In addition, during the year 2001, the Bank had non-recurring net income generated from the sale of ORE in the amount of $661,000. As of December 31, 2002 non-accrual loans were $2,138,000.

Net Interest Income/Margin
	Taxable-equivalent income on loans decreased $306,000 or 4.02%, from $7,605,000 in 2001 to $7,299,000 in 2002. This decrease primarily resulted from the Federal Reserve Bank's reduction in interest rates which lowered the rates earned on loans from 13.08% in 2001 as compared to 12.38% in 2002. The interest income on federal funds sold also decreased $695,000 due to the Federal Reserve Bank's rate reductions from $986,000 earning 3.99% in 2001 to $291,000 earning 1.61% in 2002. In addition, the federal funds average balance decreased from $24,698,000 in 2001 to $18,090,000 in 2002.
	The 3.08% decline in the yields on loans and federal funds sold was partially offset by lower rates paid on interest-bearing liabilities, which declined 1.42% from an average of 2.84% in 2001 to 1.42% in 2002. The average balance of noninterest demand deposits increased 6.15% or $2,073,000 from $33,719,000 in 2001 to $35,792,000 in 2002.
	The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table:

TABLE 1 Average Balances, Interests and Yields

                                         2002                 2001

                             Average                  Average
(Dollars in Thousands)       Balance Interest  Rate   Balance Interest  Rate

ASSETS

INTEREST-EARNING ASSETS:
 Loans, net of unearned income (1)(2)
  Taxable                     58,974    7,299  12.38%  58,156   7,605  13.08%
  Tax-exempt                       0                        0
Investment securities
  Taxable                     16,004      584   3.65%   6,935     327   4.72%
  Tax-exempt                       0                        0
Interest-bearing deposits          0        0               0       0
Federal funds sold            18,090      291   1.61%  24,698     986   3.99%
  Total Interest-Earning Assets
                              93,068    8,174   8.78%  89,789   8,918   9.93%

Cash and due from banks        5,315                    5,354
Allowance for loan Losses     (1,802)                  (1,799)
Premises and equipment         1,718                    1,983
Other Real Estate                 81                      478
Other assets                   1,972                    1,630
  TOTAL ASSETS               100,352                   97,435


LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits              17,380       53   0.30%  17,676    244   1.38%
 Savings deposits             28,702      295   1.03%  26,661    721   2.70%
 Time deposits                 8,958      257   2.87%   9,888    433   4.37%
  Total Interest-Bearing Deposits
                              55,040      605   1.10%  54,225  1,398   2.58%
Federal Funds Purchased
Securities sold under agreements
to repurchase
Other Short-term borrowings        0                        0
Long-Term debt                 2,214      206   9.29%   2,222    207   9.33%
  Total Int-Bearing Liabilities
                              57,254      811   1.42%  56,447  1,605   2.84%
Noninterest-bearing deposits  35,792                   33,719
Other liabilities              1,007                    1,051
Shareholders' equity           6,299                    6,218

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        100,352                   97,435

Net Interest Income                     7,363                  7,313
Net Interest Spread                             7.37%                  7.09%
Net Interest Margin                             7.91%                  8.14%

(1) Fee income relating to loans of $553,000 in 2002 and $615,000 in 2001 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the two years ended December 31, 2002, and 2001 using a federal tax rate of 34%.

TABLE 2 Rate/Volume Analyses (1)

                                     2002 Compared to 2001
                                         Change in
                                         Interest Due to      Total
(Dollars in Thousands)                   Volume       Rate    Change

Net Loans:
 Taxable                                  (413)        107     (306)
 Tax-Exempt (2)                              -           -        -
Investment Securities
 Taxable                                  (171)        428      257
 Tax-Exempt (2)                              -           -        -
Interest-Bearing Deposits                    -           -        -
Federal Funds Sold                        (431)       (264)    (695)
   Total Interest Income                (1,015)        271     (744)

Deposits:
 Demand Deposits                          (187)         (4)    (191)
 Savings Deposits                         (481)         55     (426)
 Time Deposits                            (134)        (41)    (176)
   Total Interest-Bearing Deposits        (802)         10     (793)
Federal Funds Purchased                      -           -        -
Securities Sold under
Agreements to Repurchase                     -           -        -
Other Short-Term Borrowings                  -           -        -
Long-Term Debt                              (1)         (1)      (1)
   Total Interest Expense                 (803)          9     (794)

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

Provision for Loan Losses
	Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.
	At December 31, 2002, the allowance for possible loan losses was $1,800,000 and was virtually that same amount at December 31, 2001. In 2002, the provision for loan losses was $400,000 compared to $556,000 in 2001. Net charge-offs were $400,000 for 2002 compared to net charge-offs of $556,000 in 2001. Based on the volume of credit card charges and payments, the credit ard portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 3 Allowance for Loan Losses

                                                  December 31,
                                               2002            2001
                                              (Dollars in Thousands)

Balance at beginning of period               $1,800          $1,800
Charge-Offs:
 Commercial                                      14               9
 Real estate                                      0               4
 Installment                                     42              55
 Credit Cards                                   852           1,010
Total Charge-offs                               908           1,078
Recoveries:
 Commercial                                       4               2
 Real estate                                     72               2
 Installment                                      9               5
 Credit Cards                                   423             513
Total Recoveries                                508             522
Net charge-offs                                 400             556
Provision for (recovery of)                     400             556
  loan losses
Balance at end of period                     $1,800          $1,800
Ratio of net charge-offs during period
 to average loans outstanding                  0.68%           0.96%
Allowance for possible loan losses as a
 percentage of loans                           3.05%           3.14%

Noninterest Income
	An important source of the Company's revenue is derived from noninterest income. Noninterest income for 2002 was $2,044,000 compared to $3,201,000 in 2001 for a decrease of $1,157,000 or 36.14%. The decrease from 2001 is attributable to ORE income. During 2001 the Bank sold 2 parcels of ORE totaling $391,000. In addition a parcel was sold in 1998, however the regulators advised that the Company incorrectly applied the full accrual method of accounting. Due to this the Company restated all financials. The Company recognized a gain of $686,000 in 2001 as the purchaser's payments had reached certain levels outlined by the regulators.
	The following table sets forth the major components of noninterest income for the last two years.


TABLE 4 Noninterest Income

                                                                  $ Change
                                              December 31,      From Prior
                                             2002      2001       Year
                                               (Dollars in Thousands)

Service Charges                               451       529       (78)
NSF Charges                                   604       587        17
Gain on Sale of Securities                      0         0         0
Cardholder & Other Cr Card Inc                616       597        19
Membership Fees                               121       103        18
Other Comm. & Fees                             88        86         2
ORE Income                                      1         1         0
Gain on Sale of ORE                            27     1,195    (1,168)
Rev of Litigation Settlement                    0         0         0
Other Income                                  136       103        33
   Total Noninterest Income                $2,044    $3,201   ($1,157)


Noninterest Expense
	The major categories of noninterest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company. Noninterest expense decreased $411,000 or 4.34% in 2002 to $9,059,000 from $9,470,000 in
2001. This decrease was primarily due to the writedown of 6 ORE properties totaling $683,000 in 2001 which were offset by an increase in Loan and Credit Card expenses of $128,000 and an increase in Advertising expenses of $109,000.
	The following table sets forth the major components of noninterest expense for the last two years:

TABLE 5 Noninterest Expense

                                                                  $ Change
                                                    December 31,  From Prior
                                               2002      2001       Year
                                                 (Dollars in Thousands)
Salaries & Benefits                           4,281     4,324      (43)
Occupancy Expense                             1,702     1,756      (54)
Advertising Expense                             179        71      108
Communications                                  197       179       18
Postage                                         235       229        6
Loan & Credit Card Expense                    1,120       993      127
Professional Fees                               186       172       14
Legal Fees                                      257       214       43
Insurance & Assessments                         104        96        8
Stationery, Forms & Supply                      240       227       13
Promotional Expenses                            141       139        2
ORE Expenses                                      6       698     (692)
Misc. Losses                                     33        20       13
Other Operating Expense                         378       352       26
   Total Noninterest Expense                 $9,059    $9,470    ($411)

Provision for Income Taxes
	Income tax benefit was $16,000 in 2002, compared to income tax expense of $152,000 in 2001. The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks. The Company's effective tax rate approximated statutory rates.

Financial Condition
	The Bank manages its assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of its financial position and the quality of earnings. To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by carefully structuring the balance sheet. The Bank's asset liability committee meets regularly to review both the interest rate sensitivity position and liquidity.

Interest Rate Sensitivity
	The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Bank's policy not to invest in derivatives in the ordinary course of business. The Bank performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company's balance sheet at December 31, 2002, has a net interest sensitive asset gap of 12.38% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive asset gap of 8.70%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2002, as well as the cumulative position at December 31, 2002:

TABLE 6 Interest Rate Sensitivity Analysis


                                        December 31, 2002
                                                                         Over
                       30      60      90      120      180      One      One
                      Days    Days    Days     Days     Days     Year    Year
(Dollars in Thousands)

Total
 Earning Assets
Securities-HTM           -   4,995   5,994        -    5,078    1,508       -
Securities - AFS         -       -       -        -        -        -     425
Loans               10,223   1,684   1,697    1,496    6,569   11,023  26,396
Loans held for sale      -       -       -        -        -        -       -
Federal funds sold  16,465       -       -        -        -        -       -
Total Earning Assets26,688   6,679   7,691    1,496   11,647   12,531  26,821

Non Earning Assets       -       -       -        -        -        -   7,175


TOTAL ASSETS        26,688   6,679   7,691    1,496   11,647   12,531  33,996


 Interest-Bearing Liabilities
Savings & Now accounts
                    42,435       -       -        -        -        -       -
Money market         4,773       -       -        -        -        -       -
CD's < $100,000        915     116     324      985    1,472    1,433   1,183
CD's > $100,000          -     638       -        -      208      100       -
Federal Funds            -       -       -        -        -        -       -
purchased
Repurchase agreements    -       -       -        -        -        -       -
Other short-term         -       -       -        -        -        -       -
borrowings
Notes payable            -       -       -        -    1,753        -     456
Total Interest-Bearing
Liabilities         48,123     754     324      985    3,433    1,533   1,639

Non Costing
Liabilities              -       -       -        -        -        -  43,937

TOTAL LIABILITIES   48,123     754     324      985    3,433    1,533  45,576

Interest Sensitivity Gap
                   (21,435)  5,925   7,367      511    8,214   10,998(11,580)
Cumulative Gap     (21,435)(15,510) (8,143)  (7,632)     582   11,580      -
Cumulative Gap/Total Interest-
 Earning Assets     -22.91% -16.58%  -8.70%   -8.16%    0.62%   12.38%  0.00%

Liquidity
	The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. These are sources of liquidity that the Bank has not fully utilized. The Bank, nevertheless, has maintained adequate liquidity through the sale of federal funds, and anticipates that this will continue until loan demand increases. Traditionally, liquidity sources for the Bank were generated from operating activities and financing activities.
	Net cash from operating activities primarily results from net income adjusted for the following non-cash items: the provision for loan losses; depreciation and amortization; fair value adjustments on foreclosed property; and deferred income taxes or benefits. These activities did not measurably increase the Bank's liquidity in 2002, but rather the reduction in loans had the greatest impact.
	Significant financing activities generally include growth in core deposits, securities sold under agreements to repurchase, and long-term debt. The Bank anticipates capital needs will be met from the growth in retained earnings.
	Financing activity cash flows from deposits, which decreased 0.23% to $91,403,000 in 2002 from $91,612,000 in 2001, or $209,000, was the primary reason for the decrease in loans and investment securities at the Bank in 2002 from 2001. The Bank had unused sources of liquidity in the form of unused federal funds lines of $1,000,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank's principal amount of unpledged investment securities. The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints. Management believes that its core deposit strength minimizes the risk of deposit runoff.
	There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have, or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

Loans
	The loan portfolio is the largest category of the Bank's earning assets. The following table summarizes the composition of the loan portfolio for the last two years:

TABLE 7 Loans Net by Category

                                                    December 31,
                                                2002          2001
                                              (Dollars in Thousands)

Commercial, financial, &                       3,220         3,632
agricultural
Real estate-mortgage                          35,966        34,472
Mortgage Loan Held for Resale                      0             0
Personal Loans                                 4,160         3,987
Credit cards-Visa, MasterCard                 13,777        15,389
Credit cards-Proprietary                       1,789         1,482
Overdrafts                                       176           440
  Loans                                       59,088        59,402
Less:
 Unearned income                                 205           205
 Deferred loan fees (costs), net                   0             0
Allowance for possible loan losses             1,800         1,800
 Loans, net                                  $57,083       $57,397


	In 2002 the Bank experienced a decrease in commercial loans, which decreased by $412,000 and credit card loans, which decreased $1,305,000. However, the Bank experienced an increase of $1,494,000 in real estate loans from $34,472,000 in 2001 to $35,966,000 in 2002. At December 31, 2002, total loans outstanding were $57,083,000, compared to $57,397,000 at year-end 2001, a 0.55% decrease. Average total loans during 2002 increased $818,000 or 1.41%, to $58,974,000.

The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2002:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

                                              December 31, 2002
                                                Maturing
                                    Within      One To       Over
                                   One Year     5 Years    5 Years      Total
                                            (Dollars in Thousands)
Loan Maturity by Type
Commercial, financial and
 Agricultural                         2,312         891       18        3,221
Real estate construction, land
 and land development                17,238      17,497    1,231       35,966
All other loans                       2,921      16,920       60       19,901
    Total                           $22,471     $35,308   $1,309      $59,088


Rate Sensitivity of Loans
Loans:
 Fixed rate loans                    18,184      35,308    1,309       54,801
 Variable rate loans                  2,149           0        0        2,149
 Non-Accrual Loans                    2,138           0        0        2,138
    Total                           $22,471     $35,308   $1,309      $59,088

	As of December 31, 2002 and 2001, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

Non-performing Assets
Non-performing assets consist of non-accrual and restructured loans and other real estate owned. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. Other real estate owned is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
	Non-performing assets at December 31, 2002, were $2,347,000, an increase of $1,344,000, or 134.00% from the $1,003,000 non-performing assets at December 31, 2001. During 2002, non-accrual loans increased by $1,135,000 and other real estate owned increased $209,0000. At December 31, 2002 and 2001, there were no restructured loans.
	Since December 31, 2001, the ratio of past due loans to total loans has decreased from 0.83% to 0.67% at December 31, 2002. During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from a low of 1.75% at December 31, 2001, to a high of 4.10% at December 31, 2002. The allowance for possible loan losses as a percent of period-end loans increased to 3.06% at December 31, 2002, compared to 3.04% at December 31, 2001. Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2002, the gross amount of interest income that would have been recorded on non-accrual and restructured loans at December 31, 2002, if all such loans had been accruing interest at the original contract rate, was $39,000. Interest income recognized on non-accrual loans totaled $52,000.

TABLE 9 Non-performing Assets

                                                  December 31,
                                                2002         2001
                                             (Dollars in Thousands)

Non-accrual Loans                              2,138        1,003
Restructured Loans                                 0            0
Other Real Estate Owned                          209            0
  Total Non-performing Assets                 $2,347       $1,003
Loans past due 90 days or more                   382          478
Ratio of past due loans to loans                0.67%        0.83%
Ratio of non-performing assets to loans
 and other real estate owned                    4.10%        1.75%


	Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

Allocation of Allowance for Possible Loan Losses
	Allocation of the allowance for loan losses is based primarily on previous credit loss experience, adjusted for changes in the risk haracteristics of each category. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of loan categories in which losses may ultimately occur.
	Approved credit card accounts are reviewed on a monthly basis to assure compliance with the Bank's credit policy. Review procedures include determination that the appropriate verification process has been completed, recalculation of the borrower's debt ratio, and analyses of the borrower's credit history to determine if it meets established Bank criteria. Policy exceptions are carefully analyzed monthly. Delinquent accounts are monitored daily and charged off before 180 days, which is the industry standard. Prior to charge-off, interest on credit card loans continue to accrue. A monthly provision for credit card losses is included in the Bank's overall provision for loan losses.

Table 10 Allocation of Allowance for Possible Loan Losses

                                      December 31, 2002     December 31, 2001
                                       Allowance    % *      Allowance    % *
                                               (Dollars in Thousands)

Commercial, financial
and agricultural                           756   61.92%          351   64.90%
Real Estate-Construction                     -       -             -       -
Real Estate-Mortgage                         -       -             -       -
Consumer Installment                        69   11.66%          120    6.70%
Credit Cards                               975   26.42%        1,329   28.40%
Unallocated                                  -       -             -       -
     Total                               1,800                 1,800

* Percentage of respective loan type to total loans.


Investment Securities
	The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank's Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Bank's strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $18,000,000 at December 31, 2002 and $15,908,000 at December 31, 2001. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the Bank's securities portfolio was one year or more at December 31, 2002. At year-end 2002, approximately $425,000 of the Bank's investment securities were classified as available-for-sale, compared to $393,000 at December 31, 2001. The gross unrealized holding gains on these securities at December 31, 2002, were $133,000 after taxes compared to gross unrealized holding gains of $102,000 after taxes at December 31, 2001.
	There were no investments and no obligations of any one state or municipality at December 31, 2002, or 2001.
At December 31, 2002, the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale. The Bank has approximately $6,600,000 of its held to maturity securities in one-year or less maturities to fund possible liquidity needs required by loan production and credit card activities.
	The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities

                                                 December 31,
                                             2002                   2001
                                    Amortized      Fair    Amortized    Fair
                                       Cost        Value      Cost      Value
                                                (Dollars in Thousands)

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies            17,575      17,686      15,515   15,498
Other investments                        291         425         291      393
    Total                            $17,866     $18,111     $15,806  $15,891

TABLE 12 Securities Maturities and Yields

                                               December 31, 2002
                                           Amortized      Fair      Average
                                              Cost        Value     Yield (2)
                                                 (Dollars in Thousands)

Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                          -            -
Due 1-5 years                                  -            -
    Total                                      -            -           -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                      6,586        6,655        2.65%
Due 1-5 years                             10,989       11,031        3.54%
    Total                                $17,575      $17,686        3.21%

(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

	Included in Investment Securities are equity securities acquired through foreclosure, which have no maturity date. Below is a table of these securities at December 31,2002 (dollars in thousands):


TABLE 13 Other Securities

Mississippi River Bank              319
Liberty Financial Services, Inc.     86
Business Resource Capital            20

 Total Other Securities            $425

Deposits
	Total deposits at December 31, 2002 were $91,403,000 which represented a decrease of $209,000 or 0.23% from $91,612,000 at December 31, 2001.
During 2002, interest bearing deposits decreased by $776,000. Core deposits, the Bank's largest source of funding, consist of all interest bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average nterest-bearing core deposits grew 3.62% to reach $89,717,000 in 2002. Market rate core deposits, primarily CD's of less than $100,000 and money market ccounts, decreased $664,000 in 2002. This decrease is attributable to the Bank's strategy to maintain the asset size of the Bank.
	Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 39.89% of average core deposits in 2002 compared to 38.94% in 2001.

	The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 14 Selected Statistical Information

                                                     December 31,
                                             2002                    2001
                                          Average                 Average
                                       Amount     Rate        Amount    Rate
                                                 (Dollars in Thousands)

Noninterest-bearing Deposits          $35,792      N/A       $33,719     N/A
Interest-bearing Demand Deposits       17,380     0.30%       17,676    1.67%
Savings Deposits                       28,702     1.03%       26,661    2.94%
Time Deposits                           8,958     2.87%        9,888    4.49%
   Total Average Deposits             $90,832                $87,944


	The composition of average deposits for the last two years are presented below:

TABLE 15 Deposit Composition

                                                   December 31,
                                           2002                  2001
                                                 (Dollars in Thousands)
                                       Average   % Of     Average   % Of
                                       Balances  Deposits  Balances  Deposits
Demand, noninterest-bearing             35,792    39.41%    33,719    38.34%
NOW accounts                            12,925    14.23%    13,241    15.06%
Money market deposit accounts            4,455     4.90%     4,435     5.04%
Savings accounts                        28,702    31.60%    26,661    30.32%
Other time deposits                      7,843     8.63%     8,527     9.70%
Total core deposits                     89,717    98.77%    86,583    98.45%
Certificates of deposit of
   $100,000 or more                      1,115     1.23%     1,361     1.55%
Total deposits                         $90,832   100.00%   $87,944   100.00%

The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

TABLE 16 Maturity Distribution of Time Deposits $100,000 or More

                                                   December 31,
                                                2002         2001
                                              (Dollars in Thousands)
Three months or less                             637          680
After three months through one year              308          603

   Total                                        $945       $1,283

Other Assets and Other Liabilities
	The following are summaries of other assets and other liabilities for the last two years:

TABLE 17 Other Assets & Other Liabilities

                                                      December 31,
                                                   2002          2001
                                                  (Dollars in Thousands)

Interest Receivable                                 228           119
Prepaid Expenses                                    371           420
Accounts Receivable                                 319         1,197
Cash Surrender Value                                393           418
Other Assets                                         58            40
   Total Other Assets                            $1,369        $2,194


                                                      December 31,
                                                   2002          2001
                                                  (Dollars in Thousands)
Accrued Expenses Payable                            192           150
Deferred Membership Fees                             42            46
Blanket Bond Fund                                    50            50
Other Liabilities                                    60            14
   Total Other Liabilities                         $344          $260


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

Shareholders' Equity
	Shareholders' equity at December 31, 2002, was $6,161,000, a decrease of $39,000 or 0.63% from $6,200,000 at December 31, 2001, and amounted to 6.12% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, decreased $60,000 or 1.00% to $5,940,000 at December 31, 2002, from
$6,000,000 at December 31, 2001.
	During 2002, the decline in shareholder's equity was primarily attributable to a $36,000 decrease in net income and an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $20,000.
	No dividends were paid on shares of Company Common Stock in 2002 or 2001.
	The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company's internal capital growth rate (net income less dividends declared as a percentage of average shareholders' equity) was (0.57%) in 2002, compared to 5.41% in 2001. The ratio of average shareholders' equity to average assets was 6.28% and 6.38% in 2002 and 2001, respectively.
	At December 31, 2002, the Company's primary capital ratio as defined by the FRB was 7.50%, compared to 7.58% in 2001. The total capital ratio
(defined as primary capital plus secondary capital) was also 7.50% at December 31, 2002, and 7.58% in 2001, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.
	The Bank's leverage ratio (Tier 1 capital to total assets) at December 31, 2002, was 8.00% compared to 8.09% at December 31, 2001, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations. The Bank, however, pursuant to the Memorandum, is required to maintain a Tier 1 leverage capital ratio of 7%.
	The Company's ratios are in excess of the FRB's requirements, as indicated in the Capital Adequacy schedule below:


Capital Adequacy


                                                  December 31,
                                            2002                 2001
                                      Amount    Percent     Amount    Percent
                                                (Dollars in Thousands)
Tier I capital
  Actual                              6,049      10.17%     6,193      9.84%
  Minimum                             2,380       4.00%     2,520      4.00%
  Excess                              3,669       6.17%     3,673      5.84%
Total risk-based capital
  Actual                              6,806      11.44%     6,993     11.11%
  Minimum                             4,760       8.00%     5,035      8.00%
  Excess                              2,046       3.44%     1,958      3.11%
Tier I capital leverage ratio
  Actual                              6,049       6.03%     6,193      6.24%
  Minimum                             4,015       4.00%     3,970      4.00%
  Excess                              2,034       2.03%     2,223      2.24%


During 2002, no dividend income from the Bank nor any subordinated debt was received by the Company. During the year ended December 31, 2001, the Bank received approval and paid the Company dividends totaling $143,000. Dividends that may be paid by the Bank to the Company are subject to certain regulatory limitations. Under Louisiana banking law, the approval of the OFI will be required if the total of all dividends declared in any calendar year by the Bank exceed the Bank's net profits to date and retained net profits for the year in which such dividend is declared and the immediately preceding year, subject to maintenance of minimum required regulatory capital.

Supervision and Regulation Enforcement Action

Bank Holding Company Regulation

Federal
	The Company is a bank holding company within the meaning of the BHC Act, and is registered with the FRB. It is required to file annual reports with the FRB and such additional information as the FRB may require pursuant to the BHC Act. The FRB may also perform periodic examinations of the Company and its subsidiaries. The following summary of the BHC Act and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts.

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is already not majority owned by the Company. The BHC Act prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company which is not a bank and from engaging in any business other than banking or furnishing services to or performing services for its subsidiaries. The 5% limitation is not applicable to ownership of shares in any company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
As set forth below, however, the Gramm-Leach-Bliley Financial Modernization
Act of 1999, enacted on November 12, 1999, broadens the ability of a bank holding company to own or control companies other than banks.
Effective September 29, 1995, the Riegle-Neal Interstate Banking and
Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the target bank's state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.
	Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.
	The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states that specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations that prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production.
	The Bank is an "affiliate" of the Company within the meaning of the Federal Reserve Act. This act places restrictions on a bank's loans or extensions of credit to purchases of or investments in the securities of, and purchases of assets from an affiliate, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of an affiliate, the issuance of guarantees, acceptances, and letters of credit on behalf of an affiliate, and certain bank transactions with an affiliate, or with respect to which an affiliate acts as agent, participates, or has a financial interest. Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishings of services.
	Under FRB policy, the Company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary. This support may be required at times when, absent such FRB policy, the Company may not be inclined to provide it. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August
9, 1989 in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Under FDICIA (see discussion below) a bank holding company may be required to guarantee the capital plan of an undercapitalized depository institution. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Louisiana
	Under the Louisiana Bank Holding Company Act of 1962, as amended (the "Louisiana BHC Act"), bank holding companies are authorized to operate in Louisiana provided the activities of the nonblank subsidiaries thereof are limited to the ownership of real estate and improvements, computer services, equipment leasing, and other directly related banking activities. In addition, a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage. The Commissioner of the OFI is authorized to administer the Louisiana BHC Act by the issuance of orders and regulations. At present, prior approval of the Commissioner would not be required for the formation and operation of a nonblank subsidiary of the Company if its activities meet the requirements of the Louisiana BHC Act.

Bank Regulation
	The Bank is a member of the FDIC and is subject to examination and regulation by that authority. The Bank is chartered under the banking laws of the State of Louisiana and is subject to the supervision of, and regular examination by, the OFI. As an affiliate of the Bank, the Company is also subject to examination by the OFI. In addition, the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") thereby rendering the Bank subject to the provisions of the Federal Deposit Insurance Act ("FDIA") and, as a state nonmember bank, to supervision and examination by the FDIC. The FDIA requires the FDIC approval of any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations that place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.
	In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which substantially revises the bank regulatory and funding provisions of the FDIA and makes revisions to several other federal banking statues. Among other things, the FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The Bank has capital levels above the minimum requirements. In addition, an institution that is not well capitalized is generally prohibited form accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to "pass through" insurance coverage for certain employee benefit accounts. The FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution's capital plan for such plan to be acceptable. The FDICIA contains numerous other provisions, including new account, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. The FDICIA also required that a depository institution provide 90 days prior notice of the closing of any branches.
	Furthermore, all banks are affected by the credit policies of other monetary authorities, including the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The FRB's monetary policies have had a significant effect on the operating results of commercial banks in the past, and the Company expects this trend to continue in the future.

Dividends
	The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statues and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies. See "Enforcement" below.

	In addition to the restrictions on dividends imposed by the FRB, Louisiana law also places limitations on the Company's ability to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company's revenue is dividends that it receives and expects to receive from the Bank, the Company's ability to pay dividends to its shareholders will depend on the amount of dividends paid by the Bank to the Company. The Company cannot be sure that the Bank will, in any circumstances, pay such dividends to the Company, as Louisiana banking law provides that a Louisiana bank may not pay dividends if it does not have, or will not have after the payment of such dividend, unimpaired surplus equal to 50% of the outstanding capital stock of the bank. In addition, OFI approval is required to declare or pay any dividend that would bring the total of all dividends paid in any one calendar year to an amount greater than the total of such bank's net profits for such year combined with the net profits of the immediately preceding year.

Recent Developments

	The Gramm-Leach-Bliley Financial Modernization act of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities. This act repeals sections 20 and 32 of the Glass Steagall Act, thus permitting affiliations of banks with securities firms and registered investment companies. The act authorizes financial holding companies, which permits banks to be owned by or to own securities firms, insurance companies, and merchant banking companies. Some of these affiliations are also permissible for bank subsidiaries. The act gives the FRB authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

	The Gramm-Leach-Bliley Financial Modernization act also modifies financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as the company from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The Act also magnifies the consequences of a bank receiving a less than a satisfactory community reinvestment act rating, by freezing new activities until the institution achieves a better community reinvestment act rating.

Enforcement

	The Bank entered into the Memorandum with the FDIC and the OFI on December 14, 1999. The Memorandum replaces the Memorandum of Understanding entered into by and among the Bank, the FDIC and the OFI dated March 12, 1996. The Memorandum was entered into as a result of the findings from the Joint Report of Examination ("Report of Examination") of the Bank as of July 23, 1999, conducted by the FDIC and the OFI.

	The Memorandum requires the Bank to develop or revise various internal operating plans and policies including:

(1)	The development and implementation of a long range planning
process including the formulation of a strategic plan;

(2)	The engagement of an independent consulting firm to assess the
Bank's management and staffing needs, and development of a management succession plan; and

(3)	The development and implementation of a three year written profit plan.

In addition to adopting and implementing such plans and policies, the Bank is required to maintain a Tier I Leverage Capital Ratio equal to or greater than 7%. The Bank may not pay any dividends without prior regulatory approval. The Bank may loan new funds or renew existing loans for borrowers with loans classified as substandard, doubtful, or loss, only under strict guidelines as outlined in the Memorandum. The Bank is required to form a compliance committee to monitor the Bank's compliance with the Memorandum and to report that progress quarterly to the FDIC and the OFI.

Effect of Governmental Policies
	The Company and the Bank are affected by the policies of regulatory authorities, including the FRB. An important function of the Federal Reserve System is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels, and inflation.
	The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the financial markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Pending Legislation
	Bills are pending before the United States Congress and the Louisiana legislature which could affect the business of the Company and the Bank, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

Item 7 Financial Statements

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary
Independent Auditor's Report
	We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2002 and 2001, and the related consolidated statements of income
(loss), comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
	The Company had excluded from income in the accompanying consolidated income statement for the year ended December 31, 1999, an amount received from litigation settlement, that in our opinion, should have been included to conform with generally accepted accounting principles. This settlement has been included in the consolidated income statement for the year ended December 31, 2000. If the settlement was accounted for properly, other liabilities would be decreased by $201,292, deferred tax assets would be decreased by $68,440, retained earnings would be increased by $132,852 as of December 31, 1999, and net income would be increased by $132,852 ($.75 per share), for the year then ended. In addition, net income for the year ended December 31, 2000, would be decreased by $132,852 ($.75 per share).
	In our opinion, except for the effects of not including the amount received from litigation settlement, as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation

Metairie, LA
January 20, 2003

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

								 December 31,
								2002		2001

Cash and Due from Banks
 Non-Interest Bearing Balances and Cash    $5,659,233   $7,141,342
Federal Funds Sold                         16,465,000    6,160,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
 $17,686,089 in 2002 and $15,498,334 in 2001)
                                           17,575,306   15,514,924
Securities Available-for-Sale, at Fair Value  424,806      393,408
Loans - Less Allowance for Loan Losses of
 $1,800,000 in 2002 and 2001, and Unearned
 Discounts of $205,473 in 2002 and 2001    57,082,588   57,397,183
Property, Equipment and Leasehold Improvements
 (Net	of Depreciation and Amortization)     1,681,812    1,829,764
Other Real Estate                             208,523            -
Other Assets			              1,368,722    2,194,002
Deferred Taxes                                191,222      199,188
Letters of Credit                              71,265       61,380

      Total Assets                       $100,728,477 $100,891,191

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,
                                               2002         2001
LIABILITIES
Deposits
  Non-Interest Bearing                   $ 36,821,228 $ 36,254,901
  Interest Bearing                         54,581,501   55,357,163
Notes Payable                               2,209,402    2,218,165
Other Liabilities                             344,183      259,570
Letters of Credit Outstanding                  71,265       61,380
Accrued Interest                              539,835      539,557

      Total Liabilities                    94,567,414   94,690,736

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
  2,239,602 Shares Issued and Outstanding in 2002
  2,300,871 Shares Issued and Outstanding in 2001
                                           2,239,602    2,300,871
Common Stock - Par Value $1
  179,145 Shares Issued and
  Outstanding in 2002 and 2001
                                             179,145      179,145
Accumulated Other Comprehensive Income       221,235      200,512
Capital in Excess of Par - Retired Stock      52,813       16,052
Retained Earnings                          3,468,268    3,503,875

      Total Stockholders' Equity           6,161,063    6,200,455

      Total Liabilities and Stockholders' Equity
                                        $100,728,477 $100,891,191

The accompanying notes are an integral part of these financial statements.

                        BOL BANCSHARES, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                            For the Years Ended
                                                 December 31,
                                        2002          2001         2000

INTEREST INCOME                     $8,173,711    $8,918,085   $9,357,443
INTEREST EXPENSE                       811,068     1,605,048    1,630,450
 Net Interest Income                 7,362,643     7,313,037    7,726,993

PROVISION FOR LOAN LOSSES              399,920       555,811      308,194

 Net Interest Income After
  Provision for Loan Losses          6,962,723     6,757,226    7,418,799

OTHER INCOME
  Service Charges on Deposit Accounts
                                     1,097,297     1,116,019    1,125,943
  Other Non-Interest Income            947,153     2,085,321      847,275
  Reversal of Litigation Settlement          -             -      150,000

   Total Other Income                2,044,450     3,201,340    2,123,218

OTHER EXPENSES
  Salaries and Employee Benefits     4,280,844     4,324,160    4,327,373
  Occupancy Expense                  1,702,095     1,755,662    1,969,464
  Other Non-Interest Expense         3,076,026     3,390,302    2,696,115

   Total Other Expenses              9,058,965     9,470,124    8,992,952

INCOME (LOSS) BEFORE INCOME            (51,792)      488,442      549,065
  TAX EXPENSE

INCOME TAX EXPENSE (BENEFIT)           (16,185)      152,085      170,494

NET INCOME (LOSS)                   $  (35,607)   $  336,357   $  378,571

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                      $    (0.20)   $     1.88   $     2.11

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                           For the Years Ended
                                               December 31,
                                         2002          2001       2000

NET INCOME (LOSS)                   $  (35,607)   $  336,357  $  378,571

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
  Unrealized Holding Gains on
   Investment Securities Available-for-
    Sale, Arising During the Period     20,723        3,595      14,134

Less:  Reclassification Adjustment for
  Gains Included in Net Income               -            -           -

OTHER COMPREHENSIVE INCOME              20,723        3,595      14,134

COMPREHENSIVE INCOME (LOSS)         $  (14,884)   $ 339,952   $ 392,705

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Accumulated Capital In
                                       Other     Excess of
                Preferred   Common  Comprehensive   Par       Retained
                 Stock       Stock    Income    Retired Stock Earnings    Total

BALANCE - December 31,
   1999         $2,302,811  $179,145  $182,783  $14,888   $2,788,947 $5,468,574

Other Comprehensive Income,
 Net of Applicable Deferred
 Income Taxes            *         -    14,134        -            -     14,134

Net Income for the Year 2000
                         -         -         -        -      378,571    378,571

BALANCE - December 31,
  2000           2,302,811   179,145   196,917   14,888    3,167,518  5,861,279

Preferred Stock Retired
                    (1,940)        -         -    1,164            -      (776)

Other Comprehensive Income,
 Net of Applicable Deferred
 Income Taxes            -         -     3,595        -            -      3,595

Net Income for the Year 2001
                         -         -         -        -      336,357    336,357

BALANCE - December 31,
  2001           2,300,871   179,145   200,512   16,052    3,503,875  6,200,455

Preferred Stock Retired
                   (61,269)        -         -   36,761            -   (24,508)

Other Comprehensive Income,
 Net of Applicable Deferred
 Income Taxes            -         -    20,723        -            -     20,723

Net Loss for the Year 2002
                         -         -         -        -      (35,607)  (35,607)

BALANCE - December 31,
  2002          $2,239,602  $179,145  $221,235  $52,813   $3,468,268 $6,161,063

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For The Years Ended
                                                  December 31,
                                                  2002         2001       2000

OPERATING ACTIVITIES
Net Income (Loss)                           $  (35,607)  $   336,357  $ 378,571
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by (Used in) Operating Activities:
  Provision for Loan Losses                    399,920       555,811    308,194
  Depreciation and Amortization Expense        287,674       362,634    510,066
  Provision for Other Real Estate Losses             -       683,012          -
  Amortization of Investment Security Premiums  97,498         2,879      3,546
  Accretion of Investment Security Discounts    (5,107)      (10,359)   (3,833)
  (Increase) Decrease in Deferred Income Taxes  (2,709)      149,196    164,287
  Gain on Sale of Other Real Estate            (26,663)   (1,195,026)  (13,114)
  (Increase) Decrease in Other Assets          825,280    (1,077,668)   830,987
  Increase (Decrease) in Other Liabilities and
   Accrued Interest                             84,891       (56,154) (346,506)

    Net Cash Provided by (Used in)
     Operating Activities                    1,625,177      (249,318) 1,832,198

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                      16,000,000     7,989,032  5,917,843
 Purchases of Held-to-Maturity Investment Securities
                                           (18,152,773) (20,514,627)(5,895,858)
 Proceeds from Sale of Property and Equipment    4,840           621        244
 Purchases of Property and Equipment          (144,562)      (51,656)  (89,909)
 Proceeds from Sale of Other Real Estate       100,000       900,000    244,500
 Purchases of Loans                                  -    (1,852,239) (418,500)
 Net (Increase) Decrease in Loans             (367,185)     (174,073) 1,132,890

   Net Cash Provided by (Used in)
    Investing Activities                    (2,559,680)  (13,702,942)   891,210

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                  For The Years Ended
                                                      December 31,
                                                 2002          2001       2000

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits              (209,335)    6,447,980 (5,391,611)
 Proceeds from Issuance of Long-Term Debt           -             -   1,753,000
 Preferred Stock Retired                      (24,508)         (776)          -
 Principal Payments on Long-Term Debt          (8,763)       (7,662)(1,759,701)

   Net Cash Provided by (Used in)
    Financing Activities                     (242,606)    6,439,542 (5,398,312)

NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          (1,177,109)  (7,512,718) (2,674,904)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR                         23,301,342   30,814,060   33,488,964

CASH AND CASH EQUIVALENTS -
 END OF YEAR                             $ 22,124,233 $ 23,301,342 $ 30,814,060


SUPPLEMENTAL DISCLOSURES:
 Additions to Other Real Estate through Foreclosure
                                         $    281,860 $         -  $    31,385

 Cash Paid During the Year for Interest  $    810,790 $ 1,589,685  $ 1,592,619

 Cash (Paid) Received During the Year for Income Taxes
                                         $   (39,600) $   (9,120)  $    (5,000)

 Market Value Adjustment for Unrealized Gain
  on Securities Available-for-Sale       $    31,398  $    5,448   $    21,415

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

	CASH AND DUE FROM BANKS
		The Bank considers all amounts Due from Banks and Federal Funds Sold to be cash equivalents.

		The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,715,500 and $1,352,000 for the years ended December 31, 2002 and 2001, respectively.

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

	ACCOUNTING STANDARDS NOT YET ADOPTED
		Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", updates, clarifies, and simplifies existing accounting pronouncements related to extinguishment of debt, accounting requirements for the effects of transitions to the provisions of the Motor Carrier Act of 1980, and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	ACCOUNTING STANDARDS NOT YET ADOPTED (Continued)
		Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities", a replacement of Emerging Issues Task Force (EITF) No. 94-3. This statement provides accounting and reporting standards for costs associated with exit or disposal activities that were previously recognized at the date a Company committed to an exit plan. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

		Statement of Financial Accounting Standards No. 147 (SFAS 147), "Acquisitions of Certain Financial Institutions" an amendment of SFAS 72 and 144, and SFAS Interpretation No. 9. This statement provides accounting and reporting standards for the application of the purchase method to all acquisitions of financial institutions (including branch acquisitions that meet the definition of a business), except transactions between two or more mutual enterprises. Previously, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was classified as an unidentifiable intangible asset and subsequently amortized. This statement requires that long-lived assets (including long-term customer relationship intangible assets) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires a probability-weighted cash flow estimation approach, and includes a "primary-asset" approach to determine the cash flow estimation period. This statement is effective for acquisitions on or after October 1, 2002. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of FASB Statement No. 123, is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

NOTE B
	OTHER REAL ESTATE
		The Subsidiary Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Subsidiary Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the allowance for loan losses in the year of foreclosure.

		The net income (expense) from Other Real Estate totaled $22,032 in 2002, $498,589 in 2001 and ($32,309) in 2000.


NOTE C
	LOANS
		Major classification of loans are as follows:
                                                December 31,
                                           2002             2001

	Real Estate Mortgages           $35,966,181       $34,471,841
	Commercial                        3,220,346         3,632,151
	Personal                          4,159,863         3,987,432
	Credit Cards                     15,565,859        16,870,919
	Overdrafts                          175,812           440,313

                                       59,088,061        59,402,656
	Unearned Discounts                  205,473           205,473

                                       58,882,588        59,197,183
	Allowance for Loan Losses         1,800,000         1,800,000

                                      $57,082,588       $57,397,183

NOTE C
	LOANS (Continued)
		The following is a classification of loans by rate and maturity:
(Dollar amounts in thousands)
                                                        December 31,
                                                     2002          2001
	Fixed Rate Loans:
		Maturing in 3 Months or Less            $ 5,612       $ 8,377
		Maturing Between 3 and 12 Months         12,572        11,907
		Maturing Between 1 and 5 Years           35,308        33,411
		Maturing After 5 Years                    1,309         1,840
                                                     54,801        55,535
	Variable Rate Loans:
		Maturing Quarterly or More Frequently     2,149         2,864
		Maturing Between 3 and 12 Months              -             -
		Non-Accrual Loans                         2,138         1,003
                                                     59,088        59,402
	Less:  Unearned Discount                          205           205
	Less:  Allowance for Loan Losses                1,800         1,800

		Net Loans                               $57,083       $57,397

	As of December 31, 2002 and 2001, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

	The Bank purchases credit card portfolios occasionally resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2002 and 2001 totaled $35,798 and $65,799, respectively.

NOTE D
	NON-PERFORMING ASSETS
		Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate", and amount to $208,523 at December 31, 2002 and $-0- at December 31, 2001.

		Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

	At December 31, 2002, $2,137,648 of loans were in the non-accrual status and $39,466 of interest was foregone in the year then ended. At December 31, 2001, $1,003,224 of loans were in the non-accrual status and $26,019 of interest was foregone in the year then ended. Interest income recognized on non-accrual loans totaled $52,151, $-0-, and $-0- during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE E
	INVESTMENT SECURITIES
		Carrying amounts and approximate market values of investment securities are summarized as follows:

		Securities held-to-maturity consisted of the following at December
31, 2002:

                                               Gross       Gross
                                Amortized   Unrealized  Unrealized       Fair
                                  Cost         Gains      Losses        Value

	U.S. Agency Securities   $17,575,306   $112,658   $   1,875   $17,686,089


		Securities available-for-sale consisted of the following at December 31, 2002:

                                               Gross       Gross
                                Amortized   Unrealized  Unrealized       Fair
                                  Cost         Gains      Losses        Value

	Equity Securities       $   291,400   $133,406   $       -   $   424,806


		Securities held-to-maturity consisted of the following at December
31, 2001:

                                                Gross       Gross
                                Amortized   Unrealized  Unrealized       Fair
                                  Cost          Gains     Losses        Value

	U.S. Agency Securities  $15,514,924   $ 34,708   $  51,298   $15,498,334


		Securities available-for-sale consisted of the following at December 31, 2001:

                                                Gross      Gross
                                Amortized   Unrealized  Unrealized       Fair
                                  Cost        Gains       Losses        Value

	Equity Securities       $   291,400   $102,008   $       -    $  393,408

NOTE E
	INVESTMENT SECURITIES (Continued)

		The maturities of investment securities at December 31, 2002 are as follows:

                     Securities Held-to-Maturity  Securities Available-for-Sale
                       Amortized          Market    Amortized         Market
                          Cost            Value        Cost            Value
Amounts maturing in:
  One year or less    $ 6,586,085     $ 6,655,465   $  291,400    $   424,806
  After one year through
    five years         10,989,221      11,030,624            -              -

                      $17,575,306     $17,686,089   $  291,400    $   424,806


		Securities of $1,256,877 at December 31, 2002 and $1,011,581 at December 31, 2001 were pledged to secure public funds.


NOTE F
	INCOME TAXES
		The components of the provision for income tax expense are:

                                        2002           2001            2000

	Current                      $  (13,476)     $       -        $   6,207
	Deferred                         (2,709)       152,085          164,287

		Total Provision for
			Income Tax       $  (16,185)     $ 152,085        $ 170,494

		A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                        2002           2001            2000
	Computed Tax at the Expected
		Statutory Rate         $  (17,609)     $ 166,071        $ 186,682
		Other Adjustments           1,424        (13,986)         (16,188)
		Income Tax Expense (Benefit)
			for Operations   $  (16,185)     $ 152,085        $ 170,494

NOTE F
	INCOME TAXES (Continued)
		Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

		There were net deferred tax assets of $191,222 and $199,188 as of December 31, 2002 and 2001, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                                         2002            2001
	Deferred Tax Assets:
	Other Real Estate                              $ 101,322        $ 101,322
	Allowance for Loan Loss                          195,757          195,757
	Net Operating Loss and Tax Credit Carryforward    63,391           61,265
	Contributions Carryforward                         2,505            3,995
	Securities Section 475 Adjustment                 11,255                -
	Other                                                  -              437
		Total Deferred Tax Assets                  374,230          362,776
	Deferred Tax Liabilities:
	Unrealized Gain on Securities
		FASB 115 Adjustment                        (95,055)        (84,380)
	Accumulated Depreciation                         (87,953)        (79,208)
		Total Deferred Tax Liabilities            (183,008)       (163,588)
	Deferred Tax Assets, Net of Deferred Tax Liabilities
                                                     $ 191,222        $ 199,188

	The net operating loss carryforwards totaling $39,634 and the tax credit carryforwards totaling $49,915 expire in various years through the year 2020.


NOTE G
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                                                    December 31,
                                                   2002              2001
	Furniture and Equipment                $  1,625,572      $  4,506,639
	Bank Owned Vehicles                          77,357            77,357
	Leasehold Improvements                      256,083           411,056
	Land                                        468,425           468,425
	Buildings                                 1,334,075         1,334,075
                                                3,761,512         6,797,552
	Less:  Accumulated Depreciation and Amortization
                                                2,079,700         4,967,788

                                             $  1,681,812      $  1,829,764

NOTE G
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

		Depreciation and amortization expense aggregated $287,674 in 2002, $362,634 in 2001, and $510,066 in 2000.


NOTE H
	ALLOWANCE FOR LOAN LOSSES
		Changes in the allowance for loan losses were as follows:

                                       For The Years Ended
                                            December 31,
                                      2002          2001          2000

	Balance - January 1        $ 1,800,000   $ 1,800,000   $ 1,800,000
	Provision Charged to:
		Operations               399,920       555,811       308,194
	Loans Charged Off             (907,523)   (1,077,956)   (1,146,684)
	Recoveries                     507,603       522,145       838,490

	Balance - December 31      $ 1,800,000   $ 1,800,000   $ 1,800,000


NOTE I
	STOCKHOLDERS' EQUITY

	PREFERRED STOCK
		8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,239,602 shares issued and outstanding in 2002 and 2,300,871 shares issued and outstanding in 2001. Preferred stock ranks prior to common stock as to dividends and liquidation.

	COMMON STOCK
		Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2002 and 2001.

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

NOTE J
	EARNINGS PER COMMON SHARE
	Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2002, 2001 and 2000. There was no provision for dividends for the years ended December 31, 2002, 2001 or 2000.


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

		2002			2001			2000

	Credit Card Arrangements       $70,125,000  $67,828,000  $62,401,000
	Commitments To Extend Credit     2,853,000    2,941,000    1,373,000

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

                                         2002          2001
	Balance - January 1            $  501,512    $  817,717
	New Loans Made                    180,085       125,785
	Repayments                       (297,574)     (441,990)

	Balance - December 31          $  384,023    $  501,512


		The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2002, 2001 and 2000 totaled $465,633, $478,080 and $478,970, respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended December 31, 2002, 2001 and 2000.

		At December 31, 2002 and 2001 amounts due to Directors of the Company, including accrued interest, totaled $561,117 and $586,728, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2002 and 2001, $90,500 and $190,500, respectively, were to Directors of the Company (see Note Q).


NOTE M
	LEASES
		The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2006. Two of the leases are with related parties, as discussed in Note L. In addition, the Subsidiary Bank rents office space on a month-to-month basis from non-related groups. Various pieces of data processing equipment are also leased.

NOTE M
	LEASES (Continued)

		The total minimum rental commitment at December 31, 2002, under the leases is $863,865, which is due as follows:

            December 31,

		2003      $  397,274
		2004         206,076
		2005         208,515
		2006          52,000

                      $  863,865


	For the years ended December 31, 2002, 2001 and 2000, $812,161, $811,233 and $800,947 was charged to rent expense, respectively.

		The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2007.

		Minimum future rentals to be received on non-cancelable leases as of December 31, 2002 are:

            December 31,

		2003      $  118,898
		2004          68,798
		2005          67,316
		2006          54,303
		2007          13,281

                      $  322,596


NOTE N
	LETTERS OF CREDIT
		Outstanding letters of credit were $71,265 and $61,380 as of December 31, 2002 and 2001, respectively.

NOTE O
	INTEREST BEARING DEPOSITS
		Major classifications of interest bearing deposits are as follows:

                                               December 31,
                                            2002           2001

	NOW Accounts                       $13,464,680   $12,805,353
	Money Market Accounts                4,772,596     4,933,799
	Savings Accounts                    28,739,682    28,004,928
	Certificates of Deposit Greater
	  Than $100,000                        945,371     1,282,719
	Other Certificates of Deposit        6,659,172     8,330,364

                                         $54,581,501   $55,357,163


		The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2002 and 2001 are as follows: (Dollar amounts in thousands)

	Three Months or Less               $      638   $       680
	After Three Months Through One Year       307           603

                                         $      945   $     1,283


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

NOTE Q
	NOTES PAYABLE
		The following is a summary of notes payable at December 31, 2002 and 2001:

                                                               December 31,
                                                             2002        2001

	Notes payable to current and past Directors
		of the Company, payable on demand,
		 interest at 10%.                            $  410,754   $ 410,754

	Notes payable to past Director, interest at
		13.5%, maturing September 30, 2006,
		monthly payments of $1,298.                      45,648      54,411

	Debentures payable, due July 2003, interest at
		9%, callable at 103%, 102% and 101% of
		face value during the first, second, and third
		years, respectively, following the closing date,
		interest payable semi-annually, each $500
		debenture secured by 40.79 shares of the
		Subsidiary Bank's stock.                      1,753,000   1,753,000

                                                         $2,209,402  $2,218,165


		Following are maturities of long-term debt:

		December 31,

		2003        $2,173,777
		2004            11,463
		2005            13,109
		2006            11,053

                        $2,209,402

NOTE R
INTEREST INCOME AND INTEREST EXPENSE
	Major categories of interest income and interest expense are as follows:


                                                   December 31,
                                          2002         2001          2000

INTEREST INCOME
 Interest and Fees on Loans:
  Real Estate Loans                  $ 2,988,238   $ 3,020,092   $ 2,644,013
  Installment Loans                      551,788       385,806       368,048
  Credit Cards and Related Plans       3,537,538     3,638,687     3,870,716
  Commercial and all
   Other Loans                           221,068       560,378       520,616
 Interest on Investment Securities -
  U.S. Treasury and Other
  Securities                             583,738       327,301       170,477
 Interest on Federal Funds Sold          291,341       985,821     1,783,573

                                     $ 8,173,711   $ 8,918,085   $ 9,357,443

INTEREST EXPENSE
 Interest on Time Deposits
  of $100,000 or More                $    20,154   $    54,506   $    60,280
 Interest on Other Deposits              585,249     1,343,347     1,353,433
 Interest on Other Borrowed
  Funds                                        -             -         7,798
 Interest on Notes Payable               205,665       207,195       208,939

                                     $   811,068   $ 1,605,048   $ 1,630,450

NOTE S
	NON-INTEREST INCOME AND NON-INTEREST EXPENSES
		Major categories of other non-interest income and non-interest expenses are as follows:

                                                   December 31,
                                          2002          2001         2000

OTHER NON-INTEREST INCOME
 Cardholder and Other Charge Card
  Income                            $   737,031   $   699,560   $   639,894
 Other Commission and Fees               89,761        86,096        86,248
 Other Real Estate Income                27,824     1,196,286        15,702
 Other Income                            92,537       103,379       105,431

                                    $   947,153   $ 2,085,321   $   847,275


OTHER NON-INTEREST EXPENSE
 Loan and Charge Card Expenses      $ 1,120,444   $   992,514   $   932,617
 Communications                         431,923       407,758       447,126
 Stationery, Forms and Supplies         240,054       226,617       238,946
 Professional Fees                      442,433       386,728       401,413
 Insurance and Assessments              104,323        95,968        94,809
 Advertising                            179,186        70,673       108,496
 Miscellaneous Losses                    33,226        20,389        22,545
 Promotional Expenses                   140,522       138,872       166,005
 Other Real Estate Expenses               5,791       697,696        48,010
 Other Expenses                         378,124       353,087       236,148

                                    $ 3,076,026   $ 3,390,302   $ 2,696,115

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

BOL BANCSHARES, INC.
CONDENSED BALANCE SHEETS


                                                            December 31,
                                                       2002             2001

ASSETS
 Due from Banks                                  $    398,638      $    449,798
 Due from Subsidiary                                        -            71,781
 Securities Available-for-Sale, at Fair Value         404,806           373,408
 Other Assets                                          58,526            29,069
 Investment in Bank of Louisiana                    8,131,797         8,045,917

                                                 $  8,993,767      $  8,969,973

LIABILITIES AND STOCKHOLDERS' EQUITY
 Notes Payable                                   $  2,209,402      $  2,218,165
 Due to Subsidiary                                     20,198                 -
 Deferred Taxes                                        45,358            34,683
 Accrued Interest                                     489,134           448,058
 Shareholders' Equity                               6,229,675         6,269,067

                                                 $  8,993,767      $  8,969,973

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF INCOME (LOSS)


                                                        December 31,
                                             2002          2001           2000

INCOME
 Dividend Income - Bank of Louisiana   $         -   $   143,000    $         -
 Interest Income                             1,578         7,513          8,704
 Miscellaneous Income                       26,882        25,520         59,972

                                            28,460       176,033         68,676
EXPENSES
 Interest                                  205,665       207,195        208,939
 Other Expenses                             16,559        16,325         12,675

                                           222,224       223,520        221,614

LOSS BEFORE EQUITY
 IN UNDISTRIBUTED EARNINGS
 OF SUBSIDIARY                            (193,764)      (47,487)     (152,938)

 Equity in Undistributed
  Earnings of Subsidiary                    85,879       313,006        465,237

INCOME (LOSS) BEFORE
 INCOME TAX BENEFIT                       (107,885)      265,519        312,299

INCOME TAX BENEFIT                          72,278        70,839         66,272

NET INCOME (LOSS)                      $   (35,607)  $   336,358    $   378,571

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS


                                                        December 31,
                                              2002        2001          2000

OPERATING ACTIVITIES
 Net Income                            $   (35,607)  $  336,358     $   378,571

Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities
  Equity in Undistributed (Earnings)
   of Subsidiary                           (85,879)    (313,006)      (465,237)
 Net (Increase) Decrease in Other Assets   (29,457)      10,101        (19,858)
 Net Increase in Other Liabilities          41,075       29,837         52,427

    Net Cash Provided by (Used in) Operating
      Activities                          (109,868)      63,290        (54,097)

FINANCING ACTIVITIES
 Preferred Stock Retired                   (24,508)        (776)             -
 Decrease in Due from Subsidiary            91,979       10,111         17,744
 Proceeds from Issuance of Long-Term Debt        -            -      1,753,000
 Repayment of Long-Term Debt                (8,763)      (7,662)    (1,759,701)

   Net Cash Provided by Financing
     Activities                             58,708        1,673         11,043

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      (51,160)      64,963        (43,054)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR                         449,798      384,835        427,889

CASH AND CASH EQUIVALENTS -
 END OF YEAR                           $   398,638   $  449,798     $  384,835

NOTE U
	CONCENTRATIONS OF CREDIT
		All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area.
All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE V
	COMPREHENSIVE INCOME
		Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2002, 2001 and 2000. The following represents the tax effects associated with the components of comprehensive income:


December 31,
2002  2001  2000

Gross Unrealized Holding Gains
 Arising During the Period             $    31,398    $   5,448    $   21,415
Tax (Expense)                              (10,675)      (1,853)       (7,281)
                                            20,723        3,595        14,134

Reclassification Adjustment for
 Gains Included in Net Income                    -            -             -
Tax Benefit                                      -            -             -

                                                 -            -             -

Net Unrealized Holding Gains
 Arising During the Period             $    20,723    $   3,595     $  14,134

NOTE W
	REGULATORY MATTERS
		On December 14, 1999, the Bank consented to a revised Memorandum of
Understanding issued by the Federal Deposit Insurance Corporation (FDIC) and
the Office of Financial Institutions (OFI).  The Memorandum was issued by the
FDIC and OFI as a result of their examination of the Bank as of August 9, 1999 and replaces the Memorandum of Understanding dated March 12, 1996.  The
Memorandum of Understanding is an arrangement between the Bank and the FDIC and
OFI in which the Bank agrees to perform, among other things, the following within specified time periods:

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

		As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table.  Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary
Bank to ensure the continuity of operations.

		The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands).

                                                  December 31, 2002
                                                                     Required
                                                                    To Be Well
                                               Required       Capitalized Under
                                              For Capital     Prompt Corrective
                                 Actual    Adequacy Purposes  Action Provisions
	                          Amount  Ratio    Amount  Ratio   Amount   Ratio

	Tier I Capital (to
	   Average Assets)       $8,020   8.00%   $4,012   4.00%   $5,014   5.00%
	Tier I Capital (to Risk-
	   Weighted Assets)      $8,020  13.55%   $2,367   4.00%   $3,551   6.00%
	Total Capital (to
	   Risk-Weighted
	     Assets)             $8,773  14.82%   $4,734   8.00%   $5,918  10.00%

NOTE W
	REGULATORY MATTERS (Continued)

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

	Tier I Capital (to
	   Average Assets)        $8,039   8.09%  $3,973   4.00%   $4,967   5.00%
	Tier I Capital (to Risk-
	   Weighted Assets)       $8,039  12.84%  $2,504   4.00%   $3,756   6.00%
	Total Capital (to
	   Risk-Weighted
	     Assets)              $8,834  14.11%  $5,008   8.00%   $6,260  10.00%


NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
		The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

	CASH AND SHORT-TERM INVESTMENTS
		For cash, the carrying amount approximates fair value. For short-
term investments, fair values are calculated based upon general investment market interest rates for similar maturity investments.
	INVESTMENT SECURITIES
		For securities and marketable equity securities held-for-investment purposes, fair values are based on quoted market prices.
	LOAN RECEIVABLES
		For certain homogeneous categories of loans, such as residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the current U.S. treasury interest rate curve, a factor for cost of processing and a factor for historical credit risk to determine the discount rate.
	DEPOSIT LIABILITIES
		The fair value of demand deposits, savings deposits and certain money market deposits are calculated based upon general investment market interest rates for investments with similar maturities.  The value of fixed maturity certificates of deposit is estimated using the U.S. treasury interest rate curve currently offered for deposits of similar remaining maturities.

NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	COMMITMENTS TO EXTEND CREDIT
		The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.

		The estimated fair values of the Company's financial instruments are as follows:

                                               December 31, 2002
                                                Carrying        Fair
                                                 Amount         Value

	Financial Assets:
		Cash and Short-Term Investments    $22,124,233   $22,124,233
		Investment Securities               18,000,112    18,110,895
		Loans                               58,882,588    59,047,326
		Less:  Allowance for Loan Losses     1,800,000     1,800,000
                                               $97,206,933   $97,482,454
		Financial Liabilities:
		Deposits                           $91,402,729   $91,472,080
	Unrecognized Financial Instruments:
		Commitments to Extend Credit       $ 2,781,268   $ 2,781,268
		Commercial Letters of Credit            71,265        71,265
		Credit Card Arrangements            70,125,000    70,125,000
                                               $72,977,533   $72,977,533

NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                December 31, 2001
                                                 Carrying        Fair
                                                  Amount         Value

		Financial Assets:
		Cash and Short-Term Investments    $23,301,342   $23,301,342
		Investment Securities               15,802,884    15,886,294
		Loans                               59,197,183    59,451,120
		Less:  Allowance for Loan Losses     1,800,000     1,800,000
                                               $96,501,409   $96,838,756
		Financial Liabilities:
		Deposits                           $91,612,064   $91,762,104
	Unrecognized Financial Instruments:
		Commitments to Extend Credit       $ 2,879,197   $ 2,879,197
		Commercial Letters of Credit            61,380        61,380
		Credit Card Arrangements            67,828,000    67,828,000
                                               $70,768,577   $70,768,577


NOTE Y
	EMPLOYEE BENEFITS
	Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service and have worked at least 1,000 hours. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the year ended December 31, 2002 or 2001.

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Independent Auditor's Report
on Supplementary Information

	Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2002 and 2001 appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation


January 20, 2003

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION


SCHEDULE I
BALANCE SHEETS
UNCONSOLIDATED

ASSETS

                                                           December 31,
                                                       2002              2001
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash             $  5,659,233    $ 7,141,342
Federal Funds Sold                                    16,465,000     16,160,000
Investment Securities
Securities Held-to-Maturity (Fair Value of $17,686,089 in 2002
 and $15,498,334 in 2001)                             17,575,306     15,514,924
Securities Available-for-Sale, at Fair Value              20,000         20,000
Loans:  Less Allowance for Loan Losses of $1,800,000
 in 2002 and 2001 and Unearned Discount of
  $205,473 in 2002 and 2001                           57,082,588     57,397,183
Property, Equipment and Leasehold Improvements (Net
 of Depreciation and Amortization)                     1,681,812      1,829,764
Other Real Estate                                        208,523              -
Other Assets                                           1,312,411      2,164,934
Due from Parent                                           20,198              -
Deferred Taxes                                           305,192        302,483
Letters of Credit                                         71,265         61,380

     Total Assets                                   $100,401,528   $100,592,010


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits
 Non-Interest Bearing                               $ 36,821,439    $36,256,239
 Interest Bearing                                     54,979,929     55,805,624
Other Liabilities                                        344,183        330,409
Letters of Credit Outstanding                             71,265         61,380
Due to Parent                                                  -            942
Accrued Litigation Settlement                                  -              -
Accrued Interest                                          50,701         91,499

     Total Liabilities                                92,267,517     92,546,093

STOCKHOLDERS'  EQUITY
Common Stock - 143,000 Shares Issued and Outstanding   1,430,000      1,430,000
Surplus                                                4,616,796      4,616,796
Retained Earnings                                      2,087,215      1,999,121

  Total Stockholders' Equity                           8,134,011      8,045,917

  Total Liabilities and Stockholders' Equity        $100,401,528   $100,592,010

See independent auditor's report on supplementary information.

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE II
STATEMENTS OF INCOME
UNCONSOLIDATED


For The Years Ended
December 31,
2002 2001 2000


INTEREST INCOME                        $ 8,173,711    $ 8,918,085    $9,357,443
INTEREST EXPENSE                           606,981      1,405,366     1,430,215

   Net Interest Income                   7,566,730      7,512,719     7,927,228

PROVISION FOR LOANS LOSSES                 399,920        555,811       308,194

   Net Interest Income After Provision
    For Loan Losses                      7,166,810      6,956,908     7,619,034

OTHER INCOME
 Service Charges on Deposit Accounts     1,097,297      1,116,019     1,125,943
 Other Non-Interest Income                 920,271      2,059,801       787,303
 Reversal of Litigation Settlement               -              -       150,000

                                         2,017,568      3,175,820     2,063,246

OTHER EXPENSES
 Salaries and Employee Benefits          4,280,844      4,324,160     4,327,373
 Occupancy Expense                       1,702,095      1,755,662     1,969,464
 Other Non-Interest Expense              3,057,252      3,373,976     2,683,440

                                         9,040,191      9,453,798     8,980,277

INCOME BEFORE INCOME
 TAX EXPENSE                               144,187        678,930       702,003

INCOME TAX EXPENSE                          56,093        222,924       236,766

NET INCOME                             $    88,094    $   456,006     $ 465,237

EARNINGS PER SHARE
 OF COMMON STOCK                       $      0.62    $      3.19     $    3.25

See independent auditor's report on supplementary information.

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
UNCONSOLIDATED


                                  Accumulated
                                     Other
                           Common Comprehensive           Retained
                           Stock     Income     Surplus   Earnings        Total
BALANCE - December 31, 1999 $1,430,000  $ -   $4,616,796  $1,220,878 $7,267,674

Net Income for the Year 2000         -    -            -     465,237    465,237

BALANCE - December 31, 2000  1,430,000    -    4,616,796   1,686,115  7,732,911

Dividends Paid - $1 Per Share        -    -            -    (143,000) (143,000)

Net Income for the Year 2001         -    -            -     456,006    456,006

BALANCE - December 31, 2001  1,430,000    -    4,616,796   1,999,121  8,045,917

Net Income for the Year 2002         -    -            -      88,094     88,094

BALANCE - December 31, 2002 $1,430,000  $ -   $4,616,796  $2,087,215 $8,134,011

See independent auditor's report on supplementary information.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9 Directors and Executive Officers of the Company

                                                                    Principal
                                                               Occupation for
                      Company Stock Beneficially Owned        Last Five Years
                                  Common         Preferred    If not with the
Name (Age)     Position Held  Number Percent    Number Percent      Company
G. Harrison Scott  Director;  60,501  33.77% (1) 127,368 5.69%   None
(79)           Chairman of the
               Board of the
               Company and the Bank

James A. Comiskey Director;   35,467  19.80% (2)  94,706 4.23%   None
(76)           President of the
               Company and the Bank

Douglas A. Schonacher
(72)           Director of the 2,740   1.53% (3)  18,537  (*)    President,
               Company and the Bank                              V.I.P. Dist.
               and Secretary of the
               Company

Gordon A. Burgess
(69)           Director of the 1,015    (*)       36,164 1.61%   President,
               Company and the Bank                              Tangipahoa
                                                               Parish Council

Lionel J. Favret, Sr.
               Director of the   571    (*)       31,656 1.41%   Retired
(91)           Company and the Bank

Leland L. Landry
               Director of the 3,800   2.12%       2,387   (*)   President,
(76)           Company and the Bank                             Landry Realty

Shannon Scott Chouest
               Director of the 1,562    (*)            -    - Exec. Assistant
(33)           Company and the Bank                              Sales
                                                              Edison Chouest
                                                              Offshore

Non-Director Executive Officers
Peggy L. Schaefer
               Treasurer of      125    (*)        2,772   (*)     None
(51)           the Company and Senior
               Vice President, and Chief
               Financial Officer of the Bank

All Directors & Executive Officers
                             105,781   59.05%    313,590  14.00%
as a group (8 persons)

(*)  Represents less than 1% of the shares outstanding.

(1)	Includes 3,646 common shares owned by Scott Family Limited Liability
Partnership.
(2)	Includes 47 common shares and 2,661 preferred shares owned by Director
Comiskey's spouse.
(3)	Includes 2,525 common shares and 9,213 preferred shares owned by
Director Schonacher's spouse.

	Directors and executive officers of the Company each serve for a term of one year.
	Messrs. Scott, Comiskey, and Favret have served as directors since 1981. Messrs. Burgess, Landry, and Schonacher have served as directors since 1988. Mr. Scott has served as Chairman of the Board of the Company since 1981. Mr. Schonacher has served in his capacity as Secretary of the Company since 2002. Ms. Schaefer has served in her capacity as Treasurer of the Company since 1988 and as a Bank officer since 1983. Mrs. Shannon Scott Chouest has served as director since 2002.
	No family relationships exist among the executive officers of the Company or the Bank. There is one family relationship that exists among the current directors, that of Mr. G. Harrison Scott and Mrs. Shannon Scott Chouest. Except for service as directors of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.
	The Company does not have standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.

Item 10 Executive Compensation
	The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director, other than Messrs. Scott and Comiskey, an honorarium for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of $400, $300, and $300, respectively.
	From October 1, 1990, through June 30, 1992, the director-recipients loaned these honorariums to the Company. The total amount loaned to the Company since October 1, 1990, and as of December 31, 2002, was $833,754, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.

The following table sets forth compensation for the Bank's executive officers for the calendar years 2002, 2001, and 2000:

                              Annual Compensation      Long Term Compensation
                                                  Awards         Payouts
                                                 Restricted Options/
                                      Other Annual Stock          LTIP All
Other
Name and Principal  Year Salary Bonus Compensation Award(s) SARs Payouts
Compensation
Position                  ($)    ($)        ($)    ($)      (#)    ($)     ($)
G. Harrison Scott,  2002  89,800  0      41,000     0        0      0   19,494
Chairman of the     2001  89,800  0      41,000     0        0      0   19,494
Board               2000  89,800  0      41,000     0        0      0   19,494

James A. Comiskey,  2002  89,800  0      41,000     0        0      0   19,000
President           2001  89,800  0      41,000     0        0      0   19,000
                    2000  89,800  0      41,000     0        0      0   19,000


	In addition to the cash compensation shown in the foregoing table, the Bank provides an automobile and certain club memberships for Messrs. Scott and Comiskey. The Bank also provides life insurance policies for Messrs. Scott and Comiskey. Upon the death of the insured, the Bank is entitled to receive, from the death proceeds, all of the premiums it has paid for such policy, but in no event more than $150,000 per man, with the remaining death benefit being paid to the named beneficiary. The Company has also provided Messrs. Scott and Comiskey with life insurance policies in which each is entitled to name their own respective beneficiaries. The cost of these benefits borne by the Bank in 2002 were $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy as reflected in the "All Other
Compensation" column in the foregoing table.

Committees of the Board of Directors of the Company and the Bank
During fiscal year 2002, the Board of Directors of the Company held a total of 7 meetings, and the Board of Directors of the Bank held a total of 12 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served. Neither the Board of Directors of the Company nor the Bank has a standing compensation committee or committee performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing function.
The Board of Directors of the Bank does have an Audit and Finance
Committee consisting of Messrs. Schonacher (chairman), Landry, and Burgess and two rotating members selected from Mr. Favret, and Mrs. Chouest.
By its charter, this committee meets monthly on the first Tuesday of the month. The Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of 5,000; analyzes the Loan Loss Reserve adequacy; and approves charge offs. The Audit and Finance Committee met 12 times in 2002.

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

The Bank also has an Executive Committee consisting of four permanent members and three rotating members. The permanent members of the Executive Committee in 2002 were Messrs. Scott (chairman), Comiskey, Favret, and Burgess, and the rotating members were selected from Messrs. Landry, Schonacher, and Mrs. Chouest. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 29 times in 2002.

Item 11 Security Ownership Of Certain Beneficial Owners and Management
	As of December 31, 2002, the following persons were known to be the beneficial owners of more than 5% of the Company's stock.



Title Of Class  Name & Address Of     Amount and Nature of            Percent
                Beneficial Owner         Beneficial Owner            Of Class

Common          G. Harrison Scott              60,501  (1)            33.77%
Preferred       55481 Hwy.433                 127,368                  5.69%
                Slidell, LA  70461

Common          James A. Comiskey              35,467  (2)            19.80%
Preferred       1100 City Park Ave.            94,706                  4.23%
                New Orleans, LA 70119

Common          Edward J. Soniat               10,381                  5.79%
Preferred       49 Oriole Street              257,326                 11.49%
                New Orleans, LA 70124

(1)	Includes 3,646 common shares owned by Scott Family Limited Liability
Partnership, L.L.P.
(2)	Includes 47 common shares and 2,661 preferred shares owned by Director
Comiskey's spouse.

Item 12 Certain Relationships and Related Transactions
	The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of ollectability or present other unfavorable features.
	The aggregate amount borrowed by all officers, directors, and their associates totaled $384,000 at December 31, 2002 and the highest aggregate amount borrowed during 2002 totaled $1,094,000. These aggregate amounts represented 4.72% and 13.44% of the total capital of the Bank, respectively.
	On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500. The building serves as the Bank's main office. The purchase was financed by a loan from former director Mr. Soniat to the Company, which in turn sold the building to the Bank. As of December 31, 2002, there was a balance of $45,648 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured on September 30, 1996, however, Mr. Soniat agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis, which unless changed, would fully amortize such loan on September 30, 2006.
	The Bank leases space for its operations center under four separate leases from Severn South Partnership, a limited partnership in which Messrs. Scott and Comiskey are the only two general partners. There are 13 limited partners, of which five also serve as directors of the Bank, namely Messrs.

Scott, Comiskey, Burgess, Landry and Schonacher. The Bank pays $26,222, plus a percentage of operating costs, per month for the leased premises.
Management believes that the terms of the leases are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space, expires on May 31, 2003. An appraisal has been obtained to determine fair market value.
	The Bank leases the facilities for its Severn Branch from Severn South Partnership. The Bank pays $12,456, plus a percentage of operating costs each month. Management of the Company believes that the terms of the lease are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space, expires on May 31, 2003.
The Bank leases its Tammany Mall Branch office on a month-to-month basis from Tammany Mall Partnership. This partnership is a limited partnership consisting of Messrs. Scott and Comiskey as the only general partners and of the 12 limited partners, five are currently directors of the Bank, namely Messrs. Scott, Comiskey, Landry, Burgess, and Schonacher. The Bank pays $6,200, per month for the leased premises. Management of the Company believes that such lease payments are comparable to what would have been paid to an unaffiliated party for similarly situated space at the time the lease was executed.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company. There have been no material changes in reported market risks faced by the Company since the end of the most recent year.

Item 13 Exhibits and Reports on Form 8-K
None

Item 14 Controls and Procedures

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

								/s/ G. Harrison Scott
April 8, 2003                                   G. Harrison Scott
Date								Chairman
								(in his capacity as a
                                                duly authorized
								officer of the
                                                Registrant)





                                                /s/ Peggy L. Schaefer
								Peggy L. Schaefer
								Treasurer
								(in her capacity as Chief
                                                Accounting
								Officer of the
                                                Registrant)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2003.




/s/Shannon Scott Chouest			/s/ Gordon A. Burgess
Shannon Scott Chouest - Director          Gordon A. Burgess - Director




/s/ Douglas A. Schonacher			/s/ Lionel J. Favret, Sr.
Douglas A. Schonacher - Director          Lionel J. Favret, Sr. - Director

I, G. Harrison Scott, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bol Bancshares,
Inc;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 8, 2003



                                                      /s/ G. Harrison Scott
										Chairman

I, Peggy L. Schaefer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bol Bancshares,
Inc;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c.	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
a.	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 8, 2003



                                                      /s/ Peggy L. Schaefer
										Treasurer

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

	The undersigned hereby certifies that (i) the foregoing Annual Report on Form 10-KSB filed by BOL Bancshares, Inc. (the "Registrant") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




								/s/ G. Harrison Scott
April 8, 2003                                   G. Harrison Scott
Date								Chairman