Form 10QSB
period 2003-03-31
BOL BANCSHARES INC
filed 2003-05-13
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549

						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2003

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		01-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification
No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF APRIL 30, 2003

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


                                                                       Page No.


PART 1.  Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition                             3


		Consolidated Statements of Income (LOSS)                        4

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

	Signatures                                                            9

Part I. - Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)



                                                                March 31,
(Amounts in thousands)                                             2003


ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                           7,038
Federal Funds Sold                                               16,800
Investment Securities
Securities Held to Maturity                                      17,545
 Securities Available for Sale                                      425
Loans-Less Allowance for Loan Losses of $1,799 and
  Unearned Discount of $0                                        57,157
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                           1,659
Other Real Estate                                                 1,314
Other Assets                                                      1,789
     TOTAL ASSETS                                              $103,700


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                            39,936
 NOW Accounts                                                    12,496
 Money Market Accounts                                            4,554
 Savings Accounts                                                29,875
 Time Deposits, $100,000 and over                                   946
 Other Time Deposits                                              6,714
     TOTAL DEPOSITS                                              94,521
Notes Payable                                                     2,207
Other Liabilities                                                   893
     TOTAL LIABILITIES                                           97,621

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,238,050 Shares Issued and Outstanding                          2,238
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                              179
Accumulated Other Comprehensive Income                              221
Capital in Excess of Par - Retired Stock                             54
Undivided Profits                                                 3,469
Current Earnings                                                    (55)
     TOTAL STOCKHOLDERS' EQUITY                                   6,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $103,700

BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME (LOSS)
							(Unaudited)


                                                      Three Months Ended

                                                    March 31,        March 31,
(Amounts in thousands)                                2003              2002

INTEREST INCOME
Interest and Fees on Loans                           1,668             1,848
Interest on Investment Securities                      124               160
Interest on Federal Funds Sold                          56                78
Total Interest Income                                1,848             2,086
INTEREST EXPENSE
Interest on Deposits                                   112               177
Other Interest Expense                                  10                10
Interest on Notes Payable                                2                 2
Interest Expense on Debentures                          39                39
Total Interest Expense                                 163               228
NET INTEREST INCOME                                  1,685             1,858
Provision for Loan Losses                              112               109
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                      1,573             1,749
NONINTEREST INCOME
Service Charges on Deposit Accounts                    271               256
Cardholder & Other Credit Card Income                  172               170
ORE Income                                              -                 -
Other Operating Income                                  76                74
Total Noninterest Income                               519               500
NONINTEREST EXPENSE
Salaries and Employee Benefits                       1,006             1,016
Occupancy Expense                                      412               420
Communications                                         110               106
Loan & Credit Card Expense                             298               292
Professional Fees                                       86               105
ORE Expense                                              5                -
Other Operating Expense                                257               256
Total Noninterest Expense                            2,174             2,195

Income Before Tax Provision                            (82)               54

Provision (Benefit) For Income Taxes                   (27)               4

NET INCOME (LOSS)                                     ($55)              $50

Earnings Per Share of Common Stock                  ($0.31)            $0.28

BOL BANCSHARES, INC.

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
							(Unaudited)
                                                     Three Months Ended

                                                  March 31,        March 31,
(Amounts in thousands)                               2003            2002

NET INCOME (LOSS)                                     ($55)              $50

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                       -                 13

COMPREHENSIVE INCOME (LOSS)                           ($55)              $63

BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,
(Amounts in thousands)                                 2003             2002

OPERATING ACTIVITIES
Net Income (Loss)                                      (55)               50
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                             112               109
 Depreciation and Amortization Expense                  65                75
 Amortization of Investment Security Premiums           41                 2
 Accretion of Investment Security Discounts              3                 -
 (Increase) Decrease in Deferred Income Taxes          (27)               11
 (Gain) Loss on Sale of Property and Equipment           -                 -
 (Gain) Loss on Sale of Other Real Estate                -                 -
 (Increase) in Other Assets                           (129)              (49)
 (Decrease) in Other Liabilities and
  Accrued Interest                                     (61)              (30)
Net Cash Provided by (Used in) Operating Activities    (51)              168

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                               7,987             4,000
 Purchases of Held-to-Maturity Investment Securities(8,000)           (2,992)
 Proceeds from Sale of Property and Equipment            6                 -
 Purchases of Property and Equipment                   (49)               (9)
 Proceeds from Sale of Other Real Estate                 -                 -
 Purchases of Other Real Estate                     (1,107)                -
 Net (Increase) Decrease in Loans                     (186)               89
Net Cash Provided by (Used in) Investing Activities (1,349)            1,088

FINANCING ACTIVITIES
 Net Increase in Non-Interest Bearing
  and Interest Bearing Deposits                      3,117               984
 Proceeds from Issuance of Long-Term Debt                -                 -
 Preferred Stock Retired                                (1)               (1)
 Principal Payments on Long Term Debt                   (2)               (2)
Net Cash Provided by (Used in) Financing Activities  3,114               981

Net Increase in Cash and Cash Equivalents            1,714             2,237
Cash and Cash Equivalents - Beginning of Year       22,124            23,301
Cash and Cash Equivalents - End of Period          $23,838           $25,538

                                      BOL BANCSHARES, INC.

				                  (Unaudited)

SUPPLEMENTAL DISCLOSURES:                                2003         2002
Additions to Other Real Estate through Foreclosure      1,107            -
Cash Paid for Interest                                    186          177
Cash (Paid) Received for Income Taxes                       -           (4)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                             -           19

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002.

BALANCE SHEET

Total Assets at March 31, 2003 were $103,700,000 compared to $101,903,000 at March 31, 2002 an increase of $1,797,000. Total loans decreased $42,000 to $57,157,000 at March 31, 2003 from $57,199,000 at March 31, 2002 and Federal
Funds Sold decreased $3,170,000 to $16,800,000 at March 31, 2003 from $19,970,000 at March 31, 2002. Investment securities increased $3,052,000 to $17,970,000 at March 31, 2003 from $14,918,000 at March 31, 2002.

Total deposits increased $1,924,000 to $94,521,000 at March 31, 2003 from $92,597,000 at March 31, 2002. Non-interest bearing deposits increased $3,361,000 from $36,575,000 at March 31, 2002 to $39,936,000 at March 31, 2003.
Total time deposits decreased $1,953,000 from $9,613,000 at March 31, 2002 to $7,660,000 at March 31, 2003.

INCOME

The Company's net loss for the three months ended March 31, 2003 was $55,000 or ($.31) per share a decrease of $105,000 from the Company's total net income of $50,000 for the same period last year. Interest income decreased $238,000 for the three months ended March 31, 2003 over the same period last year. This was caused by a reduction in the interest rate of federal funds and a reduction in interest rate spreads. The .28% decline in the yields on interest earning assets was partially offset by lower rates paid on interest-bearing liabilities that declined .11% from an average of .40% as of March 31, 2002 to .29% as of March 31, 2003. Interest expense decreased $65,000 for the three months ended March 31, 2003 over the same period last year. Noninterest income increased $19,000 for the three month period as compared to the same period last year. Noninterest expense decreased $21,000 for the three month period as compared to the same period last year.

MARCH 31, 2003 COMPARED WITH DECEMBER 31, 2002

BALANCE SHEET

Total Assets at March 31, 2003 were $103,700,000 compared to $100,728,000 at December 31, 2002 an increase of $2,972,000. Total loans increased $74,000 to $57,157,000 at March 31, 2003 from $57,083,000 at December 31, 2002 and investment securities decreased $30,000 to $17,970,000 at March 31, 2003 from $18,000,000 at December 31, 2002. Federal Funds Sold increased $335,000 to $16,800,000 at March 31, 2003 from $16,465,000 at December 31, 2002.


Total deposits increased $3,118,000 to $94,521,000 at March 31, 2003 from $91,403,000 at December 31, 2002. Total non-interest bearing deposits increased $3,115,000. Shareholder's Equity decreased to $6,079,000 at March 31, 2003 from $6,161,000 at December 31, 2002.

Item 3 Controls and Procedures

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



								BOL BANCSHARES, INC.
								(Registrant)



				                  	/S/ g. Harrison Scott
May 13, 2003						G. Harrison Scott
Date								Chairman
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

Date:  May 13, 2003



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

Date:  May 13, 2003



                                                       /s/ Peggy L. Schaefer
										Treasurer

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

	The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-QSB filed by BOL Bancshares, Inc. (the "Registrant") for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




								/s/ G. Harrison Scott
May 13, 2003                                   G. Harrison Scott
Date								Chairman