Form 10QSB
period 2003-06-30
BOL BANCSHARES INC
filed 2003-08-13
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2003

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		0-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification
No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF July 31, 2003

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


												   Page
No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition					  3

		Consolidated Statements of Income					  4

		Consolidated Statements of Comprehensive Income			  5

		Consolidated Statement of Cash Flow					  6

	Item 2: Management's Discussion and Analysis                  	  7

	Item 3: Controls and Procedures						  9

PART II. Other Information

	Item 4:  Submission of Matters to a Vote of Security Holders	  9

	Item 6:  Exhibits and Reports on Form 8-K				  	  9

	Signatures									 	 10

Part I. Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)

                                                                 June 30
(Amounts in Thousands)                                             2003

ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                          $6,548
Federal Funds Sold                                               11,760
Investment Securities
Securities Held to Maturity                                      17,504
Securities Available for Sale                                       463
Loans-Less Allowance for Loan Losses of $1,800 and
  Unearned Discount of $0                                        60,526
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                           1,621
Other Real Estate                                                 1,314
Other Assets                                                      1,626
     TOTAL ASSETS                                              $101,362

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                          $37,316
 NOW Accounts                                                   12,276
 Money Market Accounts                                           4,244
 Savings Accounts                                               30,674
 Time Deposits, $100,000 and over                                  745
 Other Time Deposits                                             6,609
     TOTAL DEPOSITS                                             91,864
Notes Payable                                                    2,205
Other Liabilities                                                1,029
     TOTAL LIABILITIES                                          95,098

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,188,869 Shares Issued and Outstanding                         2,189
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                             179
Accumulated Other Comprehensive Income                             247
Capital in Excess of Par - Retired Stock                            83
Undivided Profits                                                3,468
Current Earnings                                                    98
     TOTAL STOCKHOLDERS' EQUITY                                  6,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $101,362

						BOL BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME
							(Unaudited)

                                          Three months ended   Six months ended
                                               June 30             June 30
(Amounts in Thousands)                    2003         2002     2003      2002

INTEREST INCOME
Interest and Fees on Loans               $1,819      $1,884    $3,487   $3,732
Interest on Investment Securities           102         160       226      320
Interest on Federal Funds Sold               42          76        98      154
Total Interest Income                     1,963       2,120     3,811    4,206
INTEREST EXPENSE
Interest on Deposits                         94         154       206      331
Other Interest Expense                       10          10        20       20
Interest Expense on Notes Payable             1           2         3        4
Interest Expense on Debentures               39          39        78       78
Total Interest Expense                      144         205       307      433
NET INTEREST INCOME                       1,819       1,915     3,504    3,773
Provision for Loan Losses                  (115)        113        (3)     222
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                           1,934       1,802     3,507    3,551
NONINTEREST INCOME
Service Charges on Deposit Accounts         294         275       565      531
Cardholder & Other Credit Card Income       193         195       365      365
ORE Income                                   -           -         -        -
Other Operating Income                       29          63       105      137
Total Noninterest Income                    516         533     1,035    1,033
NONINTEREST EXPENSE
Salaries and Employee Benefits            1,047       1,100     2,053    2,116
Occupancy Expense                           420         421       832      841
Communications                              108         106       218      212
Loan & Credit Card Expense                  316         294       614      586
Professional Fees                            76         109       162      214
ORE Expense                                  17          -         22       -
Other Operating Expense                     237         266       494      522
Total Noninterest Expense                 2,221       2,296     4,395    4,491

Income Before Tax Provision                 229          39       147       93

Provision (Benefit) For Income Taxes         76          (8)       49       (4)

NET INCOME                                 $153         $47       $98      $97

Earnings Per Share of Common Stock        $0.86       $0.27     $0.55    $0.54

                            BOL BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)


                                              June 30             June 30
(Amounts in thousands)                          2003                2002

NET INCOME (LOSS)                                $98                 $97

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                         26                  21

COMPREHENSIVE INCOME (LOSS)                     $124                $118

                                    BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)
Six Months Ended June 30

(Amounts in thousands)                                 2003             2002
OPERATING ACTIVITIES
Net Income                                               98               97
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
 Provision for Loan Losses                               (3)             222
 Depreciation and Amortization Expense                  129              150
 Amortization of Investment Security Premiums            83               15
 Accretion of Investment Security Discounts               3               (2)
 (Increase) Decrease in Deferred Income Taxes            62              (33)
 (Gain) Loss on Sale of Property and Equipment            -                -
 (Gain) Loss on Sale of Other Real Estate                 -                -
 (Increase) Decrease in Other Assets                    (94)           1,632
 Increase in Other Liabilities and
  Accrued Interest                                       99              119
Net Cash Provided by Operating Activities               377            2,200

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                               15,987            7,472
 Purchases of Held-to-Maturity Investment
Securities                                          (16,000)          (8,158)
 Proceeds from Sale of Property and Equipment             8                -
 Purchases of Property and Equipment                    (76)             (21)
 Proceeds from Sale of Other Real Estate                  -                -
 Purchases of Other Real Estate                      (1,107)               -
 Net (Increase) in Loans                             (3,441)          (2,388)
Net Cash Provided by (Used in) Investing Activities  (4,629)          (3,095)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                         461           (1,383)
 Proceeds from Issuance of Long-Term Debt             1,753                -
 Preferred Stock Retired                                (20)              (1)
 Principal Payments on Long Term Debt                (1,758)              (4)
Net Cash Provided by (Used in) Financing Activities     436           (1,388)

Net (Decrease) in Cash and Cash Equivalents          (3,816)          (2,283)
Cash and Cash Equivalents - Beginning of Year        22,124           23,301
Cash and Cash Equivalents - End of Period           $18,308          $21,018

                                      BOL BANCSHARES, INC.

				                  (Unaudited)



SUPPLEMENTAL DISCLOSURES:                             2003              2002
Additions to Other Real Estate through Foreclosure    1,107               -
Cash Paid for Interest                                  289              436
Cash (Paid) Received for Income Taxes                    -               (40)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                          38               21

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2.  Management's Discussion and Analysis

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

BALANCE SHEET

Total Assets at June 30, 2003 were $101,362,000 compared to $99,728,000 at June 30, 2002 an increase of $1,634,000. Total loans increased $962,000 to $60,526,000 at June 30, 2003 from $59,564,000 at June 30, 2002 and investment securities increased $1,355,000 to $17,967,000 at June 30, 2003 from $16,612,000 at June 30, 2002. Federal Funds Sold decreased $3,365,000 to $11,760,000 at June 30, 2003 from $15,125,000 at June 30, 2002.

Total deposits increased to $91,864,000 at June 30, 2003 from $90,228,000 at June 30, 2002. Non-interest bearing deposits increased $1,998,000 from $35,318,000 at June 30, 2002 to $37,316,000 at June 30, 2003. Total time deposits decreased $767,000 from $8,121,000 at June 30, 2002 to $7,354,000 at
June 30, 2003.

INCOME

Income for the six months ended June 30, 2003 was $98,000 compared to $97,000 for the same period last year. Interest income decreased $395,000 for the six months ended June 30, 2003 over the same period last year. This decrease was caused by a reduction in the interest rate on loans, investment securities and federal funds sold and a reduction in interest rate spreads. The .40% decline in the yields on interest earning assets was partially offset by lower rates paid on interest-bearing liabilities that declined .21% from an average of ..75% as of June 30, 2002 to .54% as of June 30, 2003. Interest expense decreased $126,000 for the six months ended June 30, 2003 over the same period last year. Noninterest income increased $2,000 for the six-month period as compared to the same period last year. The additional income reflects management's decision to increase the service charges assessed to depository accounts that increased $34,000. Other income decreased $27,000 due to a litigation settlement of $24,000 in 2002. Noninterest expense decreased $96,000 for the six-month period as compared to the same period last year. This decrease was primarily due to a decrease of $63,000 in salaries and employee benefits due to staff reduction and a decrease of $52,000 in professional fees.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged (credited) to expense was ($3,000) for the six months ended June 30, 2003, a decrease of $225,000 compared to a provision of $222,000 for the same period last year. This was due to the recovery of a charged off account in the amount of $270,000 in 2003.

INCOME TAXES

The income tax expense for the six months ended June 30, 2003 was $49,000 as compared to a tax benefit of $4,000 for the same period last year.

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

INCOME

Income for the second quarter of 2003 was $153,000 compared to $47,000 for the same period last year. Interest income decreased $157,000 for the second quarter of 2003 over the same period last year. This was caused by a reduction in the interest rate of loans, investment securities and federal funds sold and a reduction in interest rate spreads. The .09% decline in the yields on interest earning assets was partially offset by lower rates paid on interest-bearing liabilities that declined .10% from an average of .36% as of June 30, 2002 to .26% as of June 30, 2003. Interest expense decreased $61,000 for the second quarter of 2003 over the same period last year. Noninterest income decreased $17,000 for the three-month period as compared to the same period last year. This decrease was primarily due to a decrease in other income of $28,000 due to a litigation settlement of $24,000 in 2002 and a decrease in other commissions and fees of $6,000. This was offset by an increase of $18,000 in service charges assessed to depository accounts. Noninterest expense decreased $75,000 for the three-month period as compared to the same period last year. This decrease was primarily due to a decrease of $53,000 in salaries and employee benefits due to staff reduction and a decrease of $33,000 in professional fees.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged (credited) to expense was ($115,000) for the three months ended June 30, 2003 a decrease of $228,000 compared to $113,000 for the same period last year. This was due to the recovery of a charged off account in the amount of $270,000.

INCOME TAXES

The income tax expense for the three months ended June 30, 2003 was $76,000 as compared to a tax benefit of $8,000 for the same period last year.

JUNE 30, 2003 COMPARED WITH DECEMBER 31, 2002

BALANCE SHEET

Total Assets at June 30, 2003 were $101,362,000 compared to $100,728,000 at December 31, 2002 an increase of $634,000. Total loans increased $3,443,000 to $60,526,000 at June 30, 2003 from $57,083,000 at December 31, 2002 and investment securities decreased $33,000 to $17,967,000 at June 30, 2003 from $18,000,000 at December 31, 2002. Federal Funds Sold decreased $4,705,000 to $11,760,000 at June 30, 2003 from $16,465,000 at December 31, 2002. Other Real
Estate increased $1,107,000 due to one parcel that was acquired by foreclosure.

Total deposits increased $461,000 to $91,864,000 at June 30, 2003 from $91,403,000 at December 31, 2002. Shareholder's Equity increased $103,000 to $6,264,000 at June 30, 2003 from $6,161,000 at December 31, 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

	The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 8, 2003. All incumbent directors were re-elected. Laporte, Sehrt, Romig and Hand was approved as the independent auditors. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 124,046.


                                             Number of Shares
Nominee                                  For     Against    Abstain
Gordon A. Burgess                    123,341        641         64
James A. Comiskey                    123,329        653         64
Lionel J. Favret                     123,341        641         64
Leland L. Landry                     123,341        641         64
Douglas A. Schonacher                123,341        641         64
G. Harrison Scott                    123,329        653         64
Shannon S. Chouest                   123,341        641         64


Item 6.  Exhibits and Reports on Form 8-K

Part II Exhibits

	31.1 Section 302 Principal Executive Officer Certification
	31.2 Section 302 Principal Financial Officer Certification
	32.1 Section 1350 Certification

Reports on Form 8-K
	None

                               BOL BANCSHARES, INC.

                                    SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BOL BANCSHARES, INC.
						 (Registrant)



                                      /s/ G. Harrison Scott
August 13, 2003                       G. Harrison Scott
Date                                  Chairman
                                      (in his capacity as a duly authorized
                                       officer of the Registrant)





                                       /s/ Peggy L. Schaefer
                                       Peggy L. Schaefer
                                       Treasurer
                                       (in her capacity as Chief Accounting
                                       Officer of the Registrant)