Form 10QSB
period 2003-09-30
BOL BANCSHARES INC
filed 2003-11-14
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549


						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2003

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		0-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification
No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF October 31, 2003

Transitional Small Business Disclosure Format (Check one):  Yes /X/  No / /

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


                                                                        Page
                                                                         No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition					  3

		Consolidated Statements of Income					  4

		Consolidated Statements of Comprehensive Income			  5

		Consolidated Statement of Cash Flow					  6

	Item 2: Management's Discussion and Analysis                  	  7

	Item 3: Controls and Procedures						  9

PART II.  Other Information

	Item 1.  Legal Proceedings                                          9


Item 6:  Exhibits and Reports on Form 8-K	                               10

	Signatures									 	 11

Part I. Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)


                                                        Sept 30
(Amounts in Thousands)                                    2003

ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                  $6,410
Federal Funds Sold                                        7,760
Investment Securities
Securities Held to Maturity                              20,501
Securities Available for Sale                               505
Loans-Less Allowance for Loan Losses of $1,800 and
  Unearned Discount of $0                                60,544
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                   1,582
Other Real Estate                                           207
Other Assets                                              1,401
     TOTAL ASSETS                                       $98,910

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                   $35,431
 NOW Accounts                                            11,953
 Money Market Accounts                                    4,961
 Savings Accounts                                        29,540
 Time Deposits, $100,000 and over                           544
 Other Time Deposits                                      6,582
     TOTAL DEPOSITS                                      89,011
Notes Payable                                             2,202
Other Liabilities                                         1,203
     TOTAL LIABILITIES                                   92,416
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,188,592 Shares Issued and Outstanding                  2,189
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                      179
Accumulated Other Comprehensive Income                      257
Capital in Excess of Par - Retired Stock                     83
Undivided Profits                                         3,468
Current Earnings                                            318
     TOTAL STOCKHOLDERS' EQUITY                           6,494
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 98,910

						BOL BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME
							(Unaudited)


                                       Three months ended   Nine months ended
                                            Sept 30               Sept 30
(Amounts in Thousands)                    2003     2002        2003    2002

INTEREST INCOME
Interest and Fees on Loans             $1,848    $1,729       $5,335    $5,461
Interest on Investment Securities         114       135          340       455
Interest on Federal Funds Sold             22        72          120       226
Total Interest Income                   1,984     1,936        5,795     6,142
INTEREST EXPENSE
Interest on Deposits                       73       144          279       475
Other Interest Expense                     11        11           31        31
Interest Expense on Notes Payable           1         1            4         5
Interest Expense on Debentures             32        40          110       118
Total Interest Expense                    117       196          424       629
NET INTEREST INCOME                     1,867     1,740        5,371     5,513
Provision for Loan Losses                 130       115          127       337
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                         1,737     1,625        5,244     5,176
NONINTEREST INCOME
Service Charges on Deposit Accounts       290       278          855       809
Cardholder & Other Credit Card Income     189       181          554       546
ORE Income                                418         -          418         -
Other Operating Income                     54        31          159       168

Total Noninterest Income                  951       490        1,986     1,523
NONINTEREST EXPENSE
Salaries and Employee Benefits          1,028     1,093        3,081     3,209
Occupancy Expense                         287       286        1,119     1,127
Communications                            105       111          323       323
Loan & Credit Card Expense                298       251          912       837
Professional Fees                          85       105          247       319
ORE Expense                                76         3           98         3
Other Operating Expense                   474       405          968       927
Total Noninterest Expense               2,353     2,254        6,748     6,745

Income Before Tax Provision               335      (139)         482       (46)

Provision (Benefit) For Income Taxes      115       (22)         164       (26)

NET INCOME                               $220     ($117)        $318      ($20)

Earnings Per Share of Common Stock      $1.23    ($0.66)       $1.78    ($0.11)

						BOL BANCSHARES, INC.

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)

                                              Sept 30           Sept 30
(Amounts in thousands)                          2003              2002

NET INCOME (LOSS)                               $318              ($20)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                         36                 -


COMPREHENSIVE INCOME (LOSS)                     $354              ($20)

                                     BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)



Nine Months Ended September 30

(Amounts in thousands)                                  2003         2002
OPERATING ACTIVITIES
Net Income                                              318          (20)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
 Provision for Loan Losses                              127          337
 Depreciation and Amortization Expense                  195          218
 Amortization of Investment Security Premiums            85           56
 Accretion of Investment Security Discounts               3           (2)
 (Increase) Decrease in Deferred Income Taxes           182          (55)
 (Gain) Loss on Sale of Property and Equipment            -            -
 (Gain) Loss on Sale of Other Real Estate              (418)           -
 (Increase) Decrease in Other Assets                     (5)       1,053
 Increase in Other Liabilities and
  Accrued Interest                                      283          209
Net Cash Provided by Operating Activities               770        1,796

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                               15,987       10,998
 Purchases of Held-to-Maturity Investment Securities(19,026)     (12,153)
 Proceeds from Sale of Property and Equipment             9            -
 Purchases of Property and Equipment                   (103)         (30)
 Proceeds from Sale of Other Real Estate              1,525            -
 Net (Increase) in Loans                             (4,696)        (981)

Net Cash Provided by (Used in) Investing Activities  (6,304)      (2,166)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                      (2,392)         (41)
 Proceeds from Issuance of Long-Term Debt                 -            -
 Preferred Stock Retired                                (20)          (2)
 Principal Payments on Long Term Debt                    (8)          (6)
Net Cash Provided by (Used in) Financing Activities  (2,420)         (49)

Net (Decrease) in Cash and Cash Equivalents          (7,954)        (419)
Cash and Cash Equivalents - Beginning of Year        22,124       23,301
Cash and Cash Equivalents - End of Period           $14,170      $22,882

                                       BOL BANCSHARES, INC.

				                  (Unaudited)


SUPPLEMENTAL DISCLOSURES:                                2003      2002
Additions to Other Real Estate through Foreclosure      1,107       981
Cash Paid for Interest                                    437       658
Cash (Paid) Received for Income Taxes                       -       (40)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                            54         -

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2.  Management's Discussion and Analysis

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

BALANCE SHEET

Total Assets at September 30, 2003 were $98,910,000 compared to $101,041,000 at September 30, 2002 a decrease of $2,131,000. Total loans increased $2,785,000 to $60,544,000 at September 30, 2003 from $57,759,000 at September 30, 2002 and investment securities increased $3,966,000 to $21,006,000 at September 30, 2003 from $17,040,000 at September 30, 2002. Federal Funds Sold were decreased $8,220,000 to $7,760,000 at September 30, 2003 from $15,980,000 at September
30, 2002 to accommodate the rise in loans and investment securities. Until loan demand increases and the market improves, management has adopted the strategy of reducing its deposit structure through increased service charges and reduced interest rates.

Total deposits decreased $2,559,000 to $89,011,000 at September 30, 2003 from $91,570,000 at September 30, 2002. Time deposits decreased $1,739,000 from $8,865,000 at September 30, 2002 to $7,126,000 at September 30, 2003. NOW
accounts decreased $1,759,000 to $11,953,000 at September 30, 2003 from $13,712,000 at September 30, 2002. Savings accounts increased $1,060,000 to $29,540,000 at September 30, 2003 from $28,480,000 at September 30, 2002.

INCOME

Income for the nine months ended September 30, 2003 was $318,000 compared to a loss of $20,000 for the same period last year. Interest income decreased $347,000 for the nine months ended September 30, 2003 over the same period last year. This decrease was caused by a reduction in the interest rate on loans, investment securities, and federal funds sold and a reduction in interest rate spreads. The .31% decline in the yields on interest earning assets was partially offset by lower rates paid on interest-bearing liabilities that declined .34% from an average of 1.10% as of September 30, 2002 to .76% as of September 30, 2003. Interest expense decreased $205,000 for the nine months ended September 30, 2003 over the same period last year. Noninterest income increased $463,000 for the nine-month period as compared to the same period last year. The additional income reflects a gain of $418,000 on the sale of an ORE parcel and management's decision to increase the service charges assessed to depository accounts that increased $46,000. Noninterest expense increased $3,000 for the nine-month period as compared to the same period last year.
This increase was primarily due to an increase of $75,000 in loan and credit card expenses, an increase of $95,000 in Ore expenses of which $57,000 is due to the sale of an Ore parcel and $38,000 due to expenses associated with the Ore properties and an increase of $109,000 due to contingencies established for 2 legal cases presently being appealed (more fully described under Legal Proceedings). This was offset by a decrease of $128,000 in salaries and employee benefits due to staff reduction, a decrease of $72,000 in professional fees and a decrease of $67,000 in advertising expenses.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense was $127,000 for the nine months ended September 30, 2003, a decrease of $210,000 compared to a provision of $337,000 for the same period last year. This was due to the recovery of a charged off account in the amount of $270,000 in 2003.

INCOME TAXES

The income tax expense for the nine months ended September 30, 2003 was $164,000 as compared to a tax benefit of $26,000 for the same period last year.

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

INCOME

Income for the third quarter of 2003 was $220,000 compared to a loss of $117,000 for the same period last year. Interest income increased $48,000 for the third quarter of 2003 over the same period last year. This was due to an increase in the interest rate of loans and offset by a reduction in the interest rate of investment securities and federal funds sold. Net interest spread increased from 1.76% in 2002 to 1.95% in 2003 due to the .06% increase in the yields on interest earning assets and by lower rates paid on interest-bearing liabilities that declined .13% from an average of .34% as of September 30, 2002 to .21% as of September 30, 2003. Interest expense decreased $79,000 for the third quarter of 2003 over the same period last year. Noninterest income increased $461,000 for the three-month period as compared to the same period last year. This increase was primarily due to a gain of $418,000 on the sale of an ORE parcel, an increase of $12,000 in service charges assessed to depository accounts along with an increase of other operating income of $23,000. Noninterest expense increased $99,000 for the three-month period as compared to the same period last year. This increase was primarily due to an increase of $47,000 in loan and credit card expenses, an increase of $73,000 due to the sale of an Ore parcel, and an increase of $109,000 due to contingencies established for 2 legal cases presently being appealed (more fully described under Legal Proceedings). This was offset by a decrease of $65,000 in salaries and employee benefits due to staff reduction and a decrease of $20,000 in professional fees.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense was $130,000 for the three months ended September 30, 2003 an increase of $15,000 compared to $115,000 for the same period last year.

INCOME TAXES

The income tax expense for the three months ended September 30, 2003 was $115,000 as compared to a tax benefit of $22,000 for the same period last year.

SEPTEMBER 30, 2003 COMPARED WITH DECEMBER 31, 2002

BALANCE SHEET

Total Assets at September 30, 2003 were $98,910,000 compared to $100,728,000 at

December 31, 2002 a decrease of $1,818,000. Total loans increased $3,461,000 to $60,544,000 at September 30, 2003 from $57,083,000 at December 31, 2002 and investment securities increased $3,006,000 to $21,006,000 at September 30, 2003 from $18,000,000 at December 31, 2002. Federal Funds Sold decreased $8,705,000 to $7,760,000 at September 30, 2003 from $16,465,000 at December 31, 2002 to accommodate the mix of the portfolio.

Total deposits decreased $2,392,000 to $89,011,000 at September 30, 2003 from $91,403,000 at December 31, 2002. Shareholder's Equity increased $333,000 to $6,494,000 at September 30, 2003 from $6,161,000 at December 31, 2002.

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

PART II - Other Information

Item 1.  Legal Proceedings

	1. A case involving another bank has been pending since 1992 and is set for trial January 26, 2004 in Civil District Court for the Parish of Orleans. Numerous delays caused by the federal imprisonment of the other bank's ex-president have protracted this litigation. The plaintiff claims damages in the sum of $979,000 together with judicial interest from approximately August 7, 1991 until paid, for a theoretical exposure to the Bank of over $2 Million.
The Bank has filed a counterclaim and has raised various affirmative defenses which may result in an actual judgment in favor of the Bank. The counterclaim seeks a recovery of approximately $152,000 which was paid by the Bank in connection with a check-kiting scheme. In addition to seeking recovery of these losses, the Bank claims that the plaintiff interfered with its employee relations regarding 2 officers. It is not believed that the Bank will pay any damages and the likelihood is reasonable that the Bank will obtain some recovery.
	2. A proprietor originally obtained a judgment against the Bank in the United States Bankruptcy court for the Southern District of Texas for approximately $450,000. The District Court for the Southern District of Texas dismissed for lack of jurisdiction and the Court of Appeals affirmed. The Bank then filed a motion for the payment of approximately $350,000 held by the Registry of the Court. After the bankruptcy court denied the Bank's motion to release the funds, the District court ordered that the money be paid to the Bank. That decision is on appeal to the United States Fifth Circuit.
	3. An employee for a collection service for doctors used the Bank to systematically steal checks that were collected on behalf of two doctors. The court ruled against the Bank for $28,889.68 plus interest and costs. That matter is on appeal to the First Circuit. A contingency has been established and is reflected in the financial statements.
	4. A case is pending in the United States Court of Appeals for the Fifth Circuit from an adverse judgment against the Bank. The fiscal impact of the judgment is that it increased the Bank's liability by $150,000 plus interest, to be paid over ten years, beginning 2001. The judgment stemmed from a Deferred Compensation Agreement with Bank of the South that was terminated prior to the merger with Bank of Louisiana. The key issue in the case is prescription. A contingency has been established and is reflected in the financial statements.
	5. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of $273,000. This case is set for trial on January 12, 2004. The Bank is seeking to have the court certify an adverse ruling under ERISA to the Fifth Circuit Court of Appeals.

Item 6.  Exhibits and Reports on Form 8-K

Part II Exhibits

	31.1 Section 302 Principal Executive Officer Certification
	31.2 Section 302 Principal Financial Officer Certification
	32.1 Section 1350 Certification
	32.2 Section 1350 Certification

Reports on Form 8-K
	None

                                      BOL BANCSHARES, INC.

                                          SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
November 13, 2003                   G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)





                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)