Form 10KSB
period 2003-12-31
BOL BANCSHARES INC
filed 2004-03-29
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549


FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total Revenue for fiscal year ended December 31, 2003: $10,348,402

Based upon the $13.00 per share sales as of February 29, 2004, the aggregate market value of the voting common equity stock held by non-affiliates of the registrant was approximately $940,225. For this purpose, certain executive officers and directors are considered affiliates.

The number of shares of Common Stock, $1.00 par value, outstanding as of February 29, 2004 was approximately 179,145.

Transitional Small Business Disclosure Format:  Yes____ No  X

					Cross Reference Index

                                                                Page

Part I

Item 1:	Business                                               3
Item 2:	Properties                                             4
Item 3:	Legal Proceedings                                      6
Item 4:	Submission of Matters to a Vote of Security Holders    6

Part II

Item 5:	Market for Registrant's Common Equity and Related
            Stockholder Matters	                               7
Item 6:	Management's Discussion and Analysis                   7
Item 7:	Financial Statements and Supplementary Data           27
Item 8:	Changes in and Disagreements with Accountants and
            Financial Disclosure	                              62
Item 8A:    Controls and Procedures                               62

Part III

Item 9:	Directors and Executive Officers of the Registrant    62
Item 10:	Executive Compensation                                63
Item 11:	Security Ownership of Certain Beneficial Owners and
            Management		                                    64
Item 12:	Certain Relationships and Related Transactions        65
Item 13:	Exhibits and Reports on Form 8-K
            (a) Exhibits                                          68
		(b) Reports	on Form 8-K                              NONE
Item 14:	Principal Accountant Fees and Services                66
            Signatures                                            67

Item 1 Description of Business
	Here and after BOL Bancshares, Inc. shall be referred to as the Company and subsidiary Bank of Louisiana shall be referred to as the Bank.

History and General Business
	The Company was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank
Holding Company Act of 1956, as amended (the "BHC Act"). The Company remained inactive until April 29, 1988, when it acquired the Bank in a three-bank merger of the Bank of Louisiana in New Orleans (the "Old Bank"), Bank of the South ("South Bank"), and Fidelity Bank & Trust Company, all Louisiana state-chartered banks. The Old Bank was the surviving bank in the merger and subsequently changed its name to the Bank's current name. The merger was originally accounted for as a "purchase", but after discussions with the Securities and Exchange Commission, the accounting treatment of the merger was changed to a manner similar to a "pooling of interests". [Since the change in accounting treatment, the Company has recast its financial statements, to reflect "pooling" accounting.] In addition, at the time of the bank's merger, the Company merged with BOS Bancshares, Inc., a Louisiana corporation, and the registered bank holding company for South Bank. The Company was the surviving entity in that merger. The Company is the sole shareholder and registered bank holding company of the Bank.
	Other than owning and operating the Bank, the Company may also engage, directly or through subsidiary corporations, in those activities closely related to banking that are specifically permitted under the BHC Act. See "Supervision and Regulation Enforcement Action". The Company, after acquiring the requisite approval of the Board of Governors of the Federal Reserve System (the "FRB") and any other appropriate regulatory agency, may seek to engage de novo in such activities or to acquire companies already engaged in such activities. The Bank has formed BOL Assets, LLC to engage in the permissible activity of holding real estate from loans which were in default and held past the FDIC's time limits. There can be no assurance, however, that the Company will not form or acquire any other entity in the future.
	If the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in the line of business or permissible activity in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital. See "Territory Served and Competition".

Banking Industry
	The Company derives its revenues largely from dividends from the Bank when the Bank is permitted to pay dividends. As is the case with any financial institution, the profitability of the Bank is subject, among other things, to fluctuating availability of money, loan demand, changes in interest rates, actions of fiscal and monetary authorities, and economic conditions in general. See "Banking Products and Services", "Supervision and Regulation Enforcement Action", and "Management's Discussion and Analysis".

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

	Consumer Loans. The Bank's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational loans.
	Real Estate Loans. The Bank's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
	Commercial Loans (Secured and Unsecured). The Bank's commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2003, the Bank held $17,034,000 in credit card debt.
	The Bank has a number of proprietary accounts it services which is included above. These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2003, the Bank held $2,345,000 in proprietary accounts.
	Mortgage Lending. The Bank offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Bank sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

Territory Served and Competition
	Market Area. The market area for the Bank is defined in the Bank's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. The population of New Orleans remains constant with approximately 500,000 persons. The population of Jefferson and St. Tammany Parishes were approximately 650,000 as of December 31, 2003.
	Competition. The Bank competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. The economy of New Orleans is supported by the tourism, shipping, and energy industries. The Bank has no material concentration of deposits from any single customer or group of customers, nor is a significant portion of its loans concentrated in a single industry or group of related industries. There are no material seasonal factors that have any adverse effect on the Bank. The Bank does not rely on foreign sources of funds or income, and the Bank does not expend any material percentage of its income in complying with applicable environmental laws.

Employees
	As of December 31, 2003, the Bank had 140 full-time and approximately 11 part-time employees. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Bank. See "Executive Compensation".

Item 2 Description of Property
	In addition to its main office, the Bank has six branch locations and an operations center. Set forth below is a description of the offices of the Bank.
	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On

September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. Subsequently, on December 6, 1991, the Bank purchased the building from the Company. The original purchase was financed by a loan from former director Edward J. Soniat to the Company. As of December 31, 2003, there is a balance of $35,625 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Bank occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,165 per month. The club's lease expired on December 15, 2003 and is presently on a month-to-month basis.
	Carrollton Branch. The Carrollton Branch of the Bank is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Bank leases the office space on a month-to-month basis from Carrollton Central Plaza. Monthly lease payments are $3,096 per month.
	Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Bank leases the office space from Severn South Partnership, an affiliate of the Bank. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June 1, 1999, and terminates on May 31, 2004. The lease payments are $12,456, plus a percentage of operating costs, per month.
	Oakwood Branch. The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space, which includes 1,560 square feet designated for its drive-in facility. Parking is provided by the shopping center. The Bank leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 2001, and terminates on
May 31, 2006.  The lease payments are $16,158 per month.
	Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Bank leases the building from Belle Meade Developers. The lease commenced on January 1, 2001, and terminates on December 31, 2005. The lease payments are $6,385 per month.
	Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2003 totaled $115,755.
	Tammany Mall Branch. The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Bank leases the building on a month-to-month basis from Tammany Mall Partnership, an affiliate of the Bank. See "Certain Relationships and Related Transactions". The lease payments are $6,200 per month.
	Operations Center. The Bank's operations center, which houses its accounting, audit, data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Bank leases 16,169 square feet from Severn South Partnership, an affiliate of the Bank, under two separate leases. See "Certain Relationships and Related

Transactions." Pursuant to that certain Amendment to Lease dated May 1, 1999, amending both leases the current lease terms for both leases commenced on June 1, 1999, and terminate on May 31, 2004. The lease payments total $21,909, plus a percentage of operating costs, per month.

Item 3 Legal Proceedings
Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition. Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company's consolidated financial statements.
	The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
	1. The Bank is a defendant in a lawsuit filed in 1991 in Civil District Court for the Parish of Orleans by another bank alleging that the Bank was responsible and played an active part in a check-kiting scheme involving a customer of both the Bank and the plaintiff. The plaintiff is currently seeking to recover in excess of $979,000, plus judicial interest from approximately August 7, 1991 until paid. The Bank has brought a counterclaim for approximately $152,000 with respect to losses it incurred as a result of the plaintiff's role in such check-kiting scheme. The former president of the plaintiff and two former employees of the Bank were convicted of crimes arising out of such check-kiting scheme. The president has finished serving a prison sentence for such crime, while the two former employees of the Bank were placed on probation. Plaintiff has already recovered all but $120,000 on its claim from the liquidating of the customer's assets. The Bank has also brought counterclaims against the plaintiff for its interference and involvement in luring the Bank's former employees into the check-kiting scheme made the basis of this litigation. Counsel for the Bank believes that it is unlikely that the plaintiff will receive anything from its claims, and that it is reasonable likely that the Bank will realize a recovery against the plaintiff on its counterclaims. The trial was set for January 2004, but has been continued again.
      2. A case in the United States District Court which began in 2001 in connection with a Deferred Compensation Agreement at Bank of the South which it terminated prior to the merger with the Bank has been settled. A former officer is claiming entitlement to $20,000 per year for ten years based on the Agreement, as opposed to the Bank's position that he is entitled to only 25% of the $20,000 yearly benefit. A judgment has been rendered against the Bank for the entire claim of $200,000. A contingency has been established and is reflected in the financial statements.
      3. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. Should the Bank be unsuccessful, it will suffer a loss of $273,000. The trial was set for January 2004 but was abruptly canceled by the court, which ordered mediation.
      4. An employee for a collection service for doctors used the Bank to systematically steal checks that were collected on behalf of two doctors. The court ruled against the Bank for $28,889.68 plus interest and costs. That matter is on appeal to the First Circuit. A contingency has been established and is reflected in the financial statements.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the fourth quarter of fiscal year 2003 to a vote of security holders, through the solicitation of proxies.

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2002, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2003, the Company had approximately 623 shareholders of record. There were no dividends declared on common stock for the years ended 2003 or 2002.


2003
                              High               Low
First Quarter                 $7.00              $6.49
Second Quarter                  -                  -
Third Quarter                  8.00               8.00
Fourth Quarter                  -                  -

2002

First Quarter                 $5.00              $5.00
Second Quarter                 5.00               5.00
Third Quarter                  5.00               5.00
Fourth Quarter                 5.00               5.00

	No dividends were paid on shares of Company Common stock in 2003 or 2002.

Annual Shareholders Meeting
	The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 13,
2004 at 4:00 p.m.

Independent Auditors
Laporte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
      The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2003, and 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview
	Since its inception, the Company has pursued a strategy of maintaining its present size by providing a full range of quality financial services in selected market areas. As of December 31, 2003, the Company's total assets were $98,810,000 as opposed to $100,728,000 at December 31, 2002. The Company currently operates through seven locations, five in the metropolitan New
Orleans area and two in St. Tammany Parish.
	Loans comprise the largest single component of the Bank's interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank's loans totaled $60,800,000 and $57,083,000 net of unearned discount and Allowance for Loan Losses at December 31, 2003 and 2002, respectively. The Bank's net interest margin was 7.92% for the year ended December 31, 2003.
	Historically, credit card loans have been an important part of the Bank's total loan portfolio. At December 31, 2003, credit card loans were $17,034,000 and represented 28.06% of the Bank's loan portfolio of $60,800,000. At
December 31, 2002, credit card loans were $15,566,000 and represented 26.44% of the Bank's loan portfolio of $58,883,000. The increase in the Bank's credit card loans during 2003 was attributable to portfolios purchased during the year totaling $4,609,000.

	The Bank's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its credit card lending and proprietary accounts, so long as it can maintain the minimum required Tier 1 leverage ratio required by the FDIC. The Bank has initiated an aggressive marketing campaign to acquire several Visa and MasterCard portfolios. During 2003, the Bank purchased credit card portfolios totaling $4,609,000. The Bank focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations
Net Income
	The Company's net income for 2003 was $412,000 or $2.30 per share, an increase of $448,000 from the Company's total net loss of $36,000 in 2002. During the year 2003, the Bank had non-recurring net income generated from the sale of ORE in the amount of $420,000. As of December 31, 2003 non-accrual loans were $773,000 compared to $2,138,000 as of December 31, 2002.

Net Interest Income/Margin
      Taxable-equivalent income on loans decreased $66,000 or .90%, from $7,299,000 in 2002 to $7,233,000 in 2003. This decrease primarily resulted from the Federal Reserve Bank's reduction in interest rates which lowered the rates earned on loans from 12.38% in 2002 as compared to 11.96% in 2003. The interest income on federal funds sold also decreased $147,000 due to the Federal Reserve Bank's rate reductions from $291,000 earning 1.61% in 2002 to $144,000 earning 1.08% in 2003. In addition, the federal funds average balance decreased from $18,090,000 in 2002 to $13,267,000 in 2003. The interest income on investment securities decreased $137,000 from $584,000 earning 3.65% in 2002 to $447,000 earning 2.42% in 2003.
      The .30% decline in the yields on interest earning assets was offset by lower rates paid on interest-bearing liabilities, which declined .48% from an average of 1.42% in 2002 to .94% in 2003. The average balance of noninterest demand deposits increased 3.10% or $1,109,000 from $35,792,000 in 2002 to $36,901,000 in 2003.
	The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table:

TABLE 1 Average Balances, Interests and Yields

                                      2003                          2002
                          Average                    Average
(Dollars in Thousands)    Balance  Interest  Rate    Balance  Interest  Rate

ASSETS

INTEREST-EARNING ASSETS:
 Loans, net of unearned
 income (1)(2)
  Taxable                 60,464     7,233   11.96%   58,974    7,299    12.38%
  Tax-exempt                   0                           0
Investment securities
  Taxable                 18,487       447    2.42%   16,004      584     3.65%
  Tax-exempt                   0                           0
Interest-bearing deposits      0                           0
Federal funds sold        13,267       144    1.08%   18,090      291     1.61%
  Total Interest-Earning
    Assets                92,218     7,824    8.48%   93,068    8,174     8.78%
Cash and due from banks    5,351                       5,315
Allowance for loan Losses (1,800)                     (1,802)
Premises and equipment     1,640                       1,718
Other Real Estate            750                          81
Other assets               2,263                       1,972
  TOTAL ASSETS           100,422                     100,352
LIABILITIES AND
  SHAREHOLDERS' EQUITY
INTEREST-BEARING
  LIABILITIES:
Deposits:
 Demand Deposits          16,678        36    0.22%   17,380       53     0.30%
 Savings deposits         29,558       158    0.54%   28,702      295     1.03%
 Time deposits             7,178       142    1.98%    8,958      257     2.87%
  Total Interest-Bearing
    Deposits              53,414       336    0.63%   55,040      605     1.10%
Federal Funds Purchased        0                           0
Securities sold under
   Agreements to
   Repurchase                  0                           0
Other Short-term borrowings    0                           0
Long-Term debt             2,204       188    8.53%    2,214      206     9.31%
  Total Int-Bearing
    Liabilities           55,618       524    0.94%   57,254      811     1.42%
Noninterest-bearing
   Deposits               36,901                      35,792
Other liabilities          1,510                       1,007
Shareholders' equity       6,393                       6,299
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY    100,422                     100,352
Net Interest Income                  7,300                      7,363
Net Interest Spread                           7.54%                       7.37%
Net Interest Margin                           7.92%                       7.91%
(1) Fee income relating to loans of $801,000 in 2003 and $553,000 in 2002 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the two years ended December 31, 2003, and 2002 using a federal tax rate of 34%.

TABLE 2 Rate/Volume Analyses (1)

                          2003 Compared to 2002
                              Change in
                            Interest Due to              Total
(Dollars in Thousands)      Rate         Volume          Change

Net Loans:
 Taxable                    (250)         184             (66)
 Tax-Exempt (2)               -            -               -
Investment Securities
 Taxable                    (228)          91            (137)
 Tax-Exempt (2)               -            -               -
Interest-Bearing Deposits     -            -               -
Federal Funds Sold           (70)         (78)           (148)
  Total Interest Income     (548)         197            (351)
Deposits:
 Demand Deposits             (14)          (2)            (16)
 Savings Deposits           (145)           9            (136)
 Time Deposits               (64)         (51)           (115)
  Total Interest-Bearing
    Deposits                (223)         (44)           (267)
Federal Funds Purchased       -            -               -
Securities Sold under
Agreements to Repurchase      -            -               -
Other Short-Term Borrowings   -            -               -
Long-Term Debt               (17)          (1)            (18)
  Total Interest Expense    (240)         (45)           (285)
(1) The change in interest due to both rate and volume has been allocated to The components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

Provision for Loan Losses
	Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.
      At December 31, 2003, the allowance for possible loan losses was $1,800,000 and was the same amount at December 31, 2002. In 2003, the provision for loan losses was $198,000 compared to $400,000 in 2002. This decrease was due to a large recovery of $270,000 during 2003. Net charge-offs were $198,000 for 2003 compared to net charge-offs of $400,000 in 2002. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 3 Allowance for Loan Losses

                                                December 31,
                                             2003            2002
(Dollars in Thousands)

Balance at beginning of period              $1,800          $1,800
Charge-Offs:
 Commercial                                     29              14
 Real estate                                     0               0
 Installment                                    87              42
 Credit Cards                                  733             852
Total Charge-offs                              849             908
Recoveries:
 Commercial                                      3               4
 Real estate                                   281              72
 Installment                                     6               9
 Credit Cards                                  361             423
Total Recoveries                               651             508
Net charge-offs                                198             400
Provision for loan losses                      198             400
Balance at end of period                    $1,800          $1,800
Ratio of net charge-offs during period
 to average loans outstanding                0.33%           0.68%
Allowance for possible loan losses as a
 percentage of loans                         2.88%           3.05%

Noninterest Income
	An important source of the Company's revenue is derived from noninterest income. Noninterest income for 2003 was $2,524,000 compared to $2,044,000 in 2002 for an increase of $480,000 or 23.48%. The increase from 2002 is attributable to management's decision to increase service charges assessed to depository accounts that increased $66,000 and ORE income. During 2003 the Bank sold 1 parcel of ORE totaling $1,527,000 for a gain of $420,000.
      The following table sets forth the major components of noninterest income for the last two years.

TABLE 4 Noninterest Income
                                                                  $ Change
                                                 December 31,    From Prior
                                              2003         2002     Year
                                                (Dollars in Thousands)

Service Charges                               517           451      66
NSF Charges                                   609           604       5
Gain on Sale of Securities                      0             0       0
Cardholder & Other Cr Card Inc                641           616      25
Membership Fees                               105           121    (16)
Other Comm. & Fees                             87            88     (1)
ORE Income                                      0             1     (1)
Gain on Sale of ORE                           420            27     393
Rev of Litigation Settlement                    0             0       0
Other Income                                  145           136       9
   Total Noninterest Income                $2,524        $2,044    $480

Noninterest Expense
	The major categories of noninterest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company. Noninterest expense decreased $77,000 or .85% in 2003 to $8,982,000 from $9,059,000 in 2002. This decrease was primarily due to a decrease in Salaries & Benefits of $136,000, a decrease in Advertising expenses of $125,000 which were offset by an increase in Loan and Credit Card expenses of $121,000, an increase in ORE expenses of $96,000 due to the sale of an ORE parcel, and an increase in Misc. Losses of $114,000 due to contingencies established for 2 legal cases.
	The following table sets forth the major components of noninterest expense for the last two years:

TABLE 5 Noninterest Expense
                                                                $ Change
                                               December 31,    From Prior
                                             2003        2002      Year
                                                (Dollars in Thousands)

Salaries & Benefits                         4,145       4,281       (136)
Occupancy Expense                           1,672       1,702        (30)
Advertising Expense                            54         179       (125)
Communications                                187         197        (10)
Postage                                       236         235           1
Loan & Credit Card Expense                  1,241       1,120         121
Professional Fees                             122         186        (64)
Legal Fees                                    221         257        (36)
Insurance & Assessments                       101         104         (3)
Stationery, Forms & Supply                    264         240          24
Promotional Expenses                          120         141        (21)
ORE Expenses                                  102           6          96
Misc. Losses                                  147          33         114
Other Operating Expense                       370         378         (8)
   Total Noninterest Expense               $8,982      $9,059       ($77)

Provision for Income Taxes
	Income tax expense was $233,000 in 2003, compared to income tax benefit of $16,000 in 2002. The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks. The Company's effective tax rate approximated statutory rates.

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

Interest Rate Sensitivity
	The major elements management utilizes monthly to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Bank's policy not to invest in derivatives in the ordinary course of business. The Bank performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company's balance sheet at December 31, 2003, has a net interest sensitive asset gap of 18.56% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive asset gap of 10.11%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2003, as well as the cumulative position at December 31, 2003:

TABLE 6 Interest Rate Sensitivity Analysis


                                December 31, 2003                        Over
                     30       60       90      120      180      One     One
                    Days     Days     Days    Days     Days      Year    Year
(Dollars in Thousands)

Total
 Earning Assets
Securities-HTM       -      16,000      -       -      3,000      -        -
Securities - AFS     -        -         -       -        -        -       522
Loans              11,646    2,113    1,779   2,394    6,260   17,090  21,322
Federal funds sold  7,205     -         -       -        -        -        -
Total Earning
  Assets           18,851   18,113    1,779   2,394    9,260   17,090  21,844

Non Earning Assets   -        -         -        -       -         -    9,479

TOTAL ASSETS       18,851   18,113    1,779   2,394    9,260   17,090  31,323


 Interest-Bearing
   Liabilities
Savings & Now
  Accounts        40,924      -         -        -        -        -      -
Money market       5,081      -         -        -        -        -      -
CD's < $100,000      765       448      236     549    1,976     977   1,401
CD's > $100,000      120       100      100     107       -        -      -
Federal Funds        -        -         -        -        -        -      -
purchased
Repurchase agreements -       -         -        -        -        -      -
Other short-term      -       -         -        -        -        -      -
borrowings
Notes payable         -       -         -        -        -       422   1,777
Total Interest-
  Bearing         46,890       548      336     656    1,076    1,399   3,178
Liabilities

Non Costing
Liabilities           -        -        -        -        -        -   44,727

TOTAL LIABILITIES 46,890       548      336     656    1,076    1,399  47,905

Interest
  Sensitivity Gap(28,039)   17,565    1,443   1,738    8,184   15,691 (16,582)
Cumulative Gap   (28,039)  (10,474)  (9,031) (7,293)     891   16,582     -
Cumulative Gap/
  Total Interest-
  Earning Assets  -31.39%   -11.72%  -10.11%  -8.16%   1.00%   18.56%    0.00%

Liquidity
The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. These are sources of liquidity that the Bank has not fully utilized. The Bank, nevertheless, has maintained adequate liquidity through the sale of federal funds. Traditionally, liquidity sources for the Bank are generated from operating activities and financing activities.

	Net cash from operating activities primarily results from net income adjusted for the following non-cash items: the provision for loan losses; depreciation and amortization; fair value adjustments on foreclosed property; and deferred income taxes or benefits. The Bank's liquidity has decreased due to management's strategy of reducing deposits until loan demand increases and the interest rate environment improves.
	Significant financing activities generally include core deposits, securities sold under agreements to repurchase, and long-term debt. The Bank anticipates capital needs will be met from the growth in retained earnings.
	Financing activity cash flows from deposits, which decreased 2.78% to $88,864,000 in 2003 from $91,403,000 in 2002, or $2,539,000, was the primary reason for the reduction in liquidity. The Bank had unused sources of liquidity in the form of unused federal funds lines of $2,000,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank's principal amount of unpledged investment securities. The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints. Management believes that its core deposit strength minimizes the risk of deposit runoff.
	There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have, or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

Loans
	The loan portfolio is the largest category of the Bank's earning assets. The following table summarizes the composition of the loan portfolio for the last two years:

TABLE 7 Loans Net by Category

                                         December 31,
                                     2003           2002
                                    (Dollars in Thousands)


Commercial, financial, &            3,858          3,220
Agricultural
Real estate-mortgage               37,951         35,966
Personal Loans                      3,635          4,160
Credit cards-Visa, MasterCard      14,689         13,777
Credit cards-Proprietary            2,345          1,789
Overdrafts                            122            176
  Loans                            62,600         59,088
Less:
 Unearned income                        0            205
 Deferred loan fees (costs), net        0              0
Allowance for possible loan losses  1,800          1,800
 Loans, net                       $60,800        $57,083

      At December 31, 2003, total loans outstanding were $60,800,000, compared to $57,083,000 at year-end 2002, an increase of $3,717,000 or 6.51%. Average total loans during 2003 increased $1,490,000 or 2.53%, to $60,464,000.
      In 2003 the Bank experienced an increase of $1,985,000 in real estate loans from $35,966,000 in 2002 to $37,951,000 in 2003, an increase in credit card loans of $1,468,000, an increase in commercial loans of $638,000, which was offset by a decrease in personal loans of $525,000.

      The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2003:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

                                      December 31, 2003
                                             Maturing
                            Within            One To       Over
                           One Year          5 Years     5 Years     Total
                                    (Dollars in Thousands)

Loan Maturity by Type
Commercial, financial and
 Agricultural                2,412            1,430         16        3,858
Real estate construction,
 land and land development  24,777           12,503        671       37,951
All other loans              2,675           18,071         45       20,791
Total                      $29,864          $32,004       $732      $62,600


Rate Sensitivity of Loans
Loans:
 Fixed rate loans           27,399           32,004        732       60,135
 Variable rate loans         1,692                0          0        1,692
 Non-Accrual Loans             773                0          0          773
    Total                  $29,864          $32,004       $732      $62,600

	As of December 31, 2003 and 2002, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

Non-performing Assets
      Non-performing assets consist of non-accrual and restructured loans and other real estate owned. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. Other real estate owned is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
	Non-performing assets at December 31, 2003, were $980,000, a decrease of $1,367,000, or 58.24% from the $2,347,000 non-performing assets at December 31, 2002. During 2003, non-accrual loans decreased by $1,365,000 and other real estate owned decreased $2,000. At December 31, 2003 and 2002, there were no restructured loans.
	Since December 31, 2002, the ratio of past due loans to total loans has increased from 0.67% to 1.43% at December 31, 2003. During that time, the Bank decreased its ratio of non-performing assets to loans and other real estate owned from a high 4.10% at December 31, 2002, to a low of 1.56% at December 31, 2003. The allowance for possible loan losses as a percent of period-end loans increased to 2.88% at December 31, 2003, compared to 3.06% at December 31,
2002. Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2003, the gross amount of interest income that would have been recorded on non-accrual and restructured loans at December 31, 2003, if all such loans had been accruing interest at the original contract rate, was $62,000.

TABLE 9 Non-performing Assets

                                            December 31,
                                         2003          2002
                                       (Dollars in Thousands)

Non-accrual Loans                         773         2,138
Restructured Loans                          0             0
Other Real Estate Owned                   207           209
  Total Non-performing Assets            $980        $2,347
Loans past due 90 days or more            894           382
Ratio of past due loans to loans        1.43%         0.67%
Ratio of non-performing assets to
 loans and other real estate owned      1.56%         4.10%

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

Table 10 Allocation of Allowance for Possible Loan Losses

                                 December 31, 2003          December 31, 2002
                                 Allowance       % *        Allowance      % *
                                           (Dollars in Thousands)

Commercial, financial
and agricultural                   571         61.09%         756        61.92%
Real Estate-Construction            -            -             -            -
Real Estate-Mortgage                -            -             -            -
Consumer Installment                73         11.65%          69        11.66%
Credit Cards                     1,156         27.26%         975        26.42%
Unallocated                         -            -             -            -
     Total                       1,800                      1,800

* Percentage of respective loan type to total loans.

Investment Securities
	The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank's Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $19,522,000 at December 31, 2003 and $18,000,000 at December 31, 2002. The
majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities.
The average maturity of the securities portfolio was one year or more at December 31, 2003. At year-end 2003, $522,000 of the Company's investment securities were classified as available-for-sale, compared to $425,000 at December 31, 2002. The gross unrealized holding gains on these securities at December 31, 2003, were $204,000 compared to gross unrealized holding gains of $133,000 at December 31, 2002.
	There were no investments and no obligations of any one state or municipality at December 31, 2003, or 2002.
	At December 31, 2003, the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.
	The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities

                                                    December 31,
                                           2003                    2002
                                  Amortized      Fair     Amortized     Fair
                                     Cost        Value      Cost        Value
                                             (Dollars in Thousands)

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies          19,000      18,853      17,575      17,686
Other investments                      318         522         291         425
    Total                          $19,318     $19,375     $17,866     $18,111

TABLE 12 Securities Maturities and Yields

                                            December 31, 2003
                                       Amortized      Fair       Average
                                         Cost        Value      Yield (2)
                                           (Dollars in Thousands)

Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                     -             -
Due 1-5 years                             -             -
    Total                                 -             -           -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less
Due 1-5 years                          19,000        18,853         2.11%
    Total                             $19,000       $18,853         2.11%
(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

Below is a table of equity securities that are included in Investment Securities at December 31,2003 (dollars in thousands):

TABLE 13 Other Securities


Mississippi River Bank                 383
Liberty Financial Services, Inc.        93
Business Resource Capital               20
MasterCard International                26
 Total Other Securities               $522

Deposits
	Total deposits at December 31, 2003 were $88,864,000 which represented a decrease of $2,539,000 or 2.78% from $91,403,000 at December 31, 2002. During
2003, interest bearing deposits decreased by $2,697,000. Core deposits, the Bank's largest source of funding, consist of all interest bearing and noninterest bearing deposits except certificates of deposits over $100,000.
Core deposits are obtained from a broad range of customers. Average interest-bearing core deposits declined $143,000 or .16% to $89,574,000 in 2003. Market rate core deposits, primarily CD's of less than $100,000 and money market accounts, decreased $1,545,000 in 2003. This decrease is attributable to the Bank's strategy to maintain the asset size of the Bank.
	Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 41.20% of average core deposits in 2003 compared to 39.89% in 2002.

	The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 14 Selected Statistical Information


                                                    December 31,
                                              2003                2002
                                            Average              Average
                                            Amount     Rate      Amount    Rate
                                                  (Dollars in Thousands)


Noninterest-bearing Deposits               $36,901      N/A     $35,792    N/A
Interest-bearing Demand Deposits            16,678     0.22%     17,380   0.30%
Savings Deposits                            29,558     0.54%     28,702   1.03%
Time Deposits                                7,178     1.98%      8,958   2.87%
   Total Average Deposits                  $90,315              $90,832


	The composition of average deposits for the last two years are presented below:

TABLE 15 Deposit Composition

                                                  December 31,
                                             2003               2002
                                             (Dollars in Thousands)
                                       Average     % Of      Average    % Of
                                      Balances   Deposits   Balances   Deposits
Demand, noninterest-bearing            36,901     40.86%     35,792     39.41%
NOW accounts                           12,362     13.69%     12,925     14.23%
Money market deposit accounts           4,316      4.78%      4,455      4.90%
Savings accounts                       29,558     32.73%     28,702     31.60%
Other time deposits                     6,437      7.13%      7,843      8.63%
Total core deposits                    89,574     99.18%     89,717     98.77%
Certificates of deposit of
   $100,000 or more                       741      0.82%      1,115      1.23%
Total deposits                        $90,315    100.00%    $90,832    100.00%

The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

TABLE 16 Maturity Distribution of Time Deposits $100,000 or More

                                               December 31,
                                            2003          2002
                                          (Dollars in Thousands)

Three months or less                        320            637
After three months through one year         107            308

    Total                                  $427           $945

Other Assets and Other Liabilities
	The following are summaries of other assets and other liabilities for the last two years:

TABLE 17 Other Assets & Other Liabilities


                                                  December 31,
                                              2003           2002
                                             (Dollars in Thousands)

Interest Receivable                            255            228
Prepaid Expenses                               413            371
Accounts Receivable                            285            319
Cash Surrender Value                           392            393
Other Assets                                     6             58
   Total Other Assets                       $1,351         $1,369


                                                  December 31,
                                              2003           2002
                                             (Dollars in Thousands)

Accrued Expenses Payable                       233            192
Deferred Membership Fees                        36             42
Blanket Bond Fund                               41             50
Other Liabilities                              214             60
   Total Other Liabilities                    $524           $344

Borrowings
	The Company's long-term debt is comprised primarily of debentures. Each $500 debenture is secured by a pledge of 40.79 shares of the Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $2,000,000 with a correspondent bank. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

Shareholders' Equity
	Shareholders' equity at December 31, 2003, was $6,599,000, an increase of $438,000 or 7.11% from $6,161,000 at December 31, 2002, and amounted to 6.68%
of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased
$391,000 or 6.58% to $6,331,000 at December 31, 2003, from $5,940,000 at
December 31, 2002.
	During 2003, the increase in shareholder's equity was primarily attributable to a $412,000 increase in net income and an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $47,000.
	No dividends were paid on shares of Company Common Stock in 2003 or 2002. The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company's internal capital growth rate (net income less dividends declared as a percentage of average shareholders' equity) was 6.44% in 2003, compared to (0.57%) in 2002. The ratio of average shareholders' equity to average assets was 6.37% and 6.28% in 2003 and 2002, respectively.

	At December 31, 2003, the Company's primary capital ratio as defined by the FRB was 8.00%, compared to 7.50% in 2002. The total capital ratio (defined as primary capital plus secondary capital) was also 8.00% at December 31, 2003, and 7.50% in 2002, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.
	The Bank's leverage ratio (Tier 1 capital to total assets) at December
31, 2003, was 8.63% compared to 8.00% at December 31, 2002, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.
	The Company's ratios are in excess of the FRB's requirements, as indicated in the Capital Adequacy schedule below:

Table 18 Capital Adequacy

                                                   December 31,
                                          2003                     2002
                                    Amount    Percent        Amount     Percent
                                              (Dollars in Thousands)

Tier I capital
  Actual                             6,581     10.60%         6,049      10.17%
  Minimum                            2,485      4.00%         2,380       4.00%
  Excess                             4,096      6.60%         3,669       6.17%
Total risk-based capital
  Actual                             7,370     11.87%         6,806      11.44%
  Minimum                            4,970      8.00%         4,760       8.00%
  Excess                             2,400      3.87%         2,046       3.44%
Tier I capital leverage ratio
  Actual                             6,581      6.55%         6,049       6.03%
  Minimum                            4,020      4.00%         4,015       4.00%
  Excess                             2,561      2.55%         2,034       2.03%

During the year ended December 31, 2003, the Bank received approval and paid the Company dividends totaling $143,000. During 2002, no dividend income from the Bank nor any subordinated debt was received by the Company. Dividends that may be paid by the Bank to the Company are subject to certain regulatory limitations. Under Louisiana banking law, the approval of the OFI will be required if the total of all dividends declared in any calendar year by the Bank exceed the Bank's net profits to date and retained net profits for the year in which such dividend is declared and the immediately preceding year, subject to maintenance of minimum required regulatory capital.

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

Bank Regulation
	The Bank is subject to examination and regulation by the FDIC. The Bank is chartered under the banking laws of the State of Louisiana and is subject to the supervision of, and regular examination by, the OFI. As an affiliate of the Bank, the Company is also subject to examination by the OFI. In addition, the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") thereby rendering the Bank subject to the provisions of the Federal Deposit Insurance Act ("FDIA") and, as a state nonmember bank, to supervision and examination by the FDIC. The FDIA requires the FDIC approval of any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations that place restrictions on loans by FDIC-insured banks to their directors, executive officers, and other controlling persons.
	In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which substantially revises the bank regulatory and funding provisions of the FDIA and makes revisions to several other federal banking statues. Among other things, the FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The Bank has capital levels above the minimum requirements. In addition, an institution that is not well capitalized is generally prohibited form accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to "pass through" insurance coverage for certain employee benefit accounts. The FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution's capital plan for such plan to be acceptable. The FDICIA contains numerous other provisions, including new account, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. The FDICIA also required that a depository institution provide 90 days prior notice of the closing of any branches.
	Furthermore, all banks are affected by the credit policies of other monetary authorities, including the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The FRB's monetary policies have had a significant effect on the operating results of commercial banks in the past, and the Company expects this trend to continue in the future.

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

Enforcement
	The Bank entered into a Memorandum of Understanding with the FDIC and the OFI on March 13, 2003. The Memorandum replaces the Memorandum of Understanding entered into by the Bank, the FDIC and the OFI dated December 14, 1999. The Memorandum was entered into as a result of the findings from the Joint Report of Examination ("Report of Examination") of the Bank as of October 21, 2002, conducted by the FDIC and the OFI.

	The Memorandum requires the Bank to perform, among other things, the following within specified time periods:

(1)	The development and implementation of a five-year strategic plan;

(2)	The development of a five-year profit plan;

(3)	The development of a Section 23 A/B compliance plan;

(4)	Correct certain Information Technology findings.

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

Item 7 Financial Statements

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Independent Auditor's Report

     We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2003 and 2002, and the related consolidated statements of income
(loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation


Metairie, LA
January 12, 2004

                          BOL BANCSHARES, INC. & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                          December 31,

                                                       2003             2002

Cash and Due from Banks
  Non-Interest Bearing Balances and Cash          $   7,908,994   $   5,659,233
Federal Funds Sold                                    7,205,000      16,465,000
Investment Securities
  Securities Held-to-Maturity (Fair Value of
    $18,852,600 in 2003 and $17,686,089 in 2002)     19,000,000      17,575,306
Securities Available-for-Sale, at Fair Value            521,697         424,806
Loans - Less Allowance for Loan Losses of
  $1,800,000 in 2003 and 2002, and Unearned
  Discounts of $-0- in 2003 and $205,473 in 2002     60,800,202      57,082,588
Property, Equipment and Leasehold Improvements
  (Net of Depreciation and Amortization)              1,614,895       1,681,812
Other Real Estate                                       207,323         208,523
Other Assets                                          1,350,939       1,368,722
Deferred Taxes                                          129,354         191,222
Letters of Credit                                        71,265          71,265


Total Assets                                      $  98,809,669   $ 100,728,477

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                     2003                2002
LIABILITIES
  Deposits
    Non-Interest Bearing                        $   36,980,253    $  36,821,228
    Interest Bearing                                51,884,147       54,581,501
  Notes Payable                                      2,199,379        2,209,402
  Other Liabilities                                    524,017          344,183
  Letters of Credit Outstanding                         71,265           71,265
  Accrued Interest                                     551,501          539,835


       Total Liabilities                            92,210,562       94,567,414


STOCKHOLDERS' EQUITY
  Preferred Stock - Par Value $1
    2,187,899 Shares Issued and Outstanding in 2003
    2,239,602 Shares Issued and Outstanding in 2002  2,187,899        2,239,602
  Common Stock - Par Value $1
    179,145 Shares Issued and
      Outstanding in 2003 and 2002                    179,145           179,145
  Accumulated Other Comprehensive Income              267,838           221,235
  Capital in Excess of Par - Retired Stock             83,835            52,813
  Retained Earnings                                 3,880,390         3,468,268

        Total Stockholders' Equity                  6,599,107         6,161,063


Total Liabilities and Stockholders' Equity     $   98,809,669     $ 100,728,477

                   BOL BANCSHARES, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                    For the Years Ended
                                                        December 31,

                                       2003            2002            2001

INTEREST INCOME                     $7,824,182      $8,173,711      $8,918,085

INTEREST EXPENSE                       523,614         811,068       1,605,048

    Net Interest Income              7,300,568       7,362,643       7,313,037

PROVISION FOR LOAN LOSSES              197,811         399,920         555,811

    Net Interest Income After
    Provision for Loan Losses        7,102,757       6,962,723       6,757,226


OTHER INCOME
 Service Charges on Deposit
   Accounts                          1,167,710       1,097,297       1,116,019
 Other Non-Interest Income           1,356,510         947,153       2,085,321

    Total Other Income               2,524,220       2,044,450       3,201,340

OTHER EXPENSES
  Salaries and Employee Benefits     4,142,912       4,280,844       4,324,160
  Occupancy Expense                  1,674,331       1,702,095       1,755,662
  Estimated Loss Contingency           113,030           0               0
  Other Non-Interest Expense         3,051,881       3,076,026       3,390,302

    Total Other Expenses             8,982,154       9,058,965       9,470,124

INCOME (LOSS) BEFORE INCOME            644,823         (51,792)        488,442
  TAX EXPENSE

INCOME TAX EXPENSE (BENEFIT)           232,701         (16,185)        152,085

NET INCOME (LOSS)                     $412,122        ($35,607)       $336,357

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                           $2.30          ($0.20)          $1.88


The accompanying notes are an integral part of these financial statements.

                          BOL BANCSHARES, INC. & SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                    For the Years Ended
                                                       December 31,
                                           2003            2002          2001

NET INCOME (LOSS)                        $412,122       ($35,607)      $336,357

OTHER COMPREHENSIVE INCOME,
     NET OF TAX:
       Unrealized Holding Gains on
       Investment Securities Available-
       for-Sale, Arising During the
       Period                              46,603         20,723         3,595

    Less:  Reclassification Adjustment
      For Gains Included in Net Income       -              -             -

OTHER COMPREHENSIVE INCOME                 46,603         20,723         3,595

COMPREHENSIVE INCOME (LOSS)              $458,725       ($14,884)     $339,952


The accompanying notes are an integral part of these financial statements.

                        BOL BANCSHARES, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                    Accumulated   Capital In
                                      Other       Excess of
                  Preferred Common Comprehensive    Par    Retained
                  Stock    Stock   Income   Retired Stock Earnings   Total

BALANCE -
December 31,2000 $2,302,811 $179,145  $196,917  $14,888  $3,167,518 $5,861,279

Preferred Stock
 Retired            (1,940)   -          -        1,164          -       (776)

Other Comprehensive
 Income, Net of
 Applicable Deferred
 Net of Applicable
 Deferred Income Taxes   -      -     3,595       -              -      3,595

Net Income for
 the Year 2001           -      -        -        -        336,357    336,357

BALANCE -
December 31,2001 2,300,871  179,145  200,512   16,052    3,503,875  6,200,455

Preferred Stock
 Retired           (61,269)    -        -      36,761          -      (24,508)

Other Comprehensive
 Income, Net of
 Applicable Deferred
 Net of Applicable
 Deferred Income Taxes   -      -      20,723      -           -       20,723

Net Loss for the
 Year 2002               -      -        -          -     (35,607)    (35,607)

BALANCE -
 December 31, 2002 2,239,602 179,145 221,235    52,813  3,468,268   6,161,063

Preferred Stock
 Retired            (51,703)    -        -      31,022         -      (20,681)

Other Comprehensive
 Income, Net of
 Applicable Deferred
 Net of Applicable
 Deferred Income Taxes  -       -    46,603         -         -       46,603

Net Income for
 the Year 2003          -       -         -         -    412,122     412,122

BALANCE -
 December 31,2003$2,187,899 $179,145 $267,838 $83,835 $3,880,390  $6,599,107

The accompanying notes are an integral part of these financial statements.

                       BOL BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For The Years Ended
                                                    December 31,
                                             2003           2002          2001


OPERATING ACTIVITIES
Net Income (Loss)                          $412,122       ($35,607)    $336,357
Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by (Used in)
  Operating Activities:
    Provision for Loan Losses               197,811        399,920      555,811
    Depreciation and Amortization Expense   262,829        287,674      362,634
    Provision for Other Real Estate Losses     -              -         683,012
    Amortization of Investment Security
      Premiums                               86,085         97,498        2,879
    Accretion of Investment Security
      Discounts                             (10,779)        (5,107)    (10,359)
    (Increase) Decrease in Deferred
      Income Taxes                           37,861         (2,709)     149,196
    Gain on Sale of Other Real Estate      (419,805)       (26,663) (1,195,026)
    (Increase) Decrease in Other Assets      17,783        825,280  (1,077,668)
    Increase (Decrease) in Other
      Liabilities And Accrued Interest      191,500         84,891     (56,154)


         Net Cash Provided by (Used in)
           Operating Activities             775,407      1,625,177    (249,318)


INVESTING ACTIVITIES
  Proceeds from Held-to-Maturity
    Investment Securities Released at
    Maturity                            17,500,000      16,000,000    7,989,032
  Purchases of Held-to-Maturity
    Investment Securities              (19,000,000)    (18,152,773)
(20,514,627)
  Purchases of Available-for-Sale
    Investment Securities                  (26,281)          -           -
  Proceeds from Sale of Property
    and Equipment                            4,260           4,840          621
  Purchases of Property and Equipment     (200,172)       (144,562)
(51,656)
  Proceeds from Sale of Other Real
    Estate                               1,526,750         100,000      900,000
  Purchases of Loans                    (4,608,625)           -
(1,852,239)


  Net (Increase) in Loans                 (412,545)       (367,185)   (174,073)


           Net Cash (Used in)
           Investing Activities         (5,216,613)      2,559,680)(13,702,942)

The accompanying notes are an integral part of these financial statements.

                     BOL BANCSHARES, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                  For The Years Ended
                                                     December 31,
                                          2003          2002           2001

FINANCING ACTIVITIES
  Net Increase (Decrease) in
    Non-Interest Bearing and Interest
    Bearing Deposits                  (2,538,329)     (209,335)     6,447,980
  Proceeds from Issuance of Long-Term
    Debt                               1,753,000          -             -
  Preferred Stock Retired                (20,681)      (24,508)          (776)
  Principal Payments on Long-Term
    Debt                              (1,763,023)       (8,763)        (7,662)

         Net Cash Provided by (Used
           in) Financing Activities   (2,569,033)     (242,606)     6,439,542

  NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                  (7,010,239)   (1,177,109)    (7,512,718)

  CASH AND CASH EQUIVALENTS
    BEGINNING OF YEAR                 22,124,233    23,301,342     30,814,060

  CASH AND CASH EQUIVALENTS
    END OF YEAR                      $15,113,994   $22,124,233    $23,301,342


SUPPLEMENTAL DISCLOSURES:

Additions to Other Real Estate
  through Foreclosure                 $1,106,945      $281,860         $0

Cash Paid During the Year for
  Interest                              $511,948      $810,790     $1,589,685

Cash (Paid) Received During the
  Year for Income Taxes                 ($80,000)     ($39,600)       ($9,120)

Market Value Adjustment for
  Unrealized Gain on Securities
  Available-for-Sale                    $70,610        $31,398         $5,448


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

CASH AND DUE FROM BANKS
     The Bank considers all amounts Due from Banks and Federal Funds Sold, to be cash equivalents.

     The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,870,308 and $1,715,500 for the years ended December 31, 2003 and 2002, respectively.

NON-DIRECT RESPONSE ADVERTISING
     The Bank expenses advertising costs as incurred.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK
     Most of the Bank's activities are with customers located within the New Orleans area, except for credit card lending, which is nationwide. Note C discusses the types of lending that the Bank engages in and Note E discusses the type of securities that the Company invests in. The Bank does not have any significant concentrations in any one industry or customer.

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      NEW ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities," amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement Number 133. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, and amends certain definitions and other existing pronouncements. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

     Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures freestanding financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify as liabilities 1) a financial instrument issued in the form of shares that is mandatorily redeemable, 2) a financial instrument, other than an outstanding share, that at inception, contains an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation and that requires or may require the issuer to settle the obligation by transferring assets, 3) a financial instrument that contains an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares, if , at inception, certain criteria are met. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.


NOTE B
	OTHER REAL ESTATE
     The Subsidiary Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Subsidiary Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the allowance for loan losses in the year of foreclosure.

     The net income (expense) from Other Real Estate totaled $318,102 in 2003, $22,032 in 2002, and $498,589 in 2001, respectively.

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C
	LOANS
      Major classification of loans are as follows:
                                                       December 31,
                                                    2003          2002

      Real Estate Mortgages:
            Residential 1-4 Family            $ 13,037,487   $ 13,271,732
            Commercial                          16,766,657     17,609,870
            Construction                         4,566,931      2,258,156
            Second Mortgages                     1,785,762      1,798,604
            Other                                1,794,167      1,027,819
                                                37,951,004     35,966,181

            Commercial                           3,858,408      3,220,346
            Personal                             3,634,801      4,159,863
            Credit Cards                        17,034,183     15,565,859
            Overdrafts                             121,806        175,812
                                                62,600,202     59,088,061
            Unearned Discounts                         -          205,473

                                                62,600,202     58,882,588
            Allowance for Loan Losses            1,800,000      1,800,000

                                              $ 60,800,202   $ 57,082,588

     The following is a classification of loans by rate and maturity: (Dollar amounts in thousands)

                                                     December 31,
                                                     2003           2002
     Fixed Rate Loans:
        Maturing in 3 Months or Less              $  8,226      $  5,612
        Maturing Between 3 and 12 Months            19,173        12,572
        Maturing Between 1 and 5 Years              32,003        35,308
        Maturing After 5 Years                         733         1,309
                                                    60,135        54,801
     Variable Rate Loans:
        Maturing Quarterly or More Frequently        1,692         2,149
        Maturing Between 3 and 12 Months                -             -
        Non-Accrual Loans                              773         2,138
                                                    62,600        59,088
     Less:  Unearned Discount                           -            205
     Less:  Allowance for Loan Losses                1,800         1,800

        Net Loans                                 $ 60,800      $ 57,083

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C
	LOANS (Continued)

     As of December 31, 2003 and 2002, there was no recorded investment in loans that are considered impaired under SFAS Nos. 114 and 118.

     The Bank purchases credit card portfolios occasionally, resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2003 and 2002 totaled $181,132 and $35,798, respectively.


NOTE D
	NON-PERFORMING ASSETS
     Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate," and amount to $207,323 at December 31, 2003 and $208,523 at December 31, 2002.

     Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

     At December 31, 2003, $773,286 of loans were in the non-accrual status and $61,527 of interest was foregone in the year then ended. At December 31, 2002, $2,137,648 of loans were in the non-accrual status and $39,466 of interest was foregone in the year then ended. Interest income recognized on non-accrual loans totaled $-0-, $52,151 and $-0- during the years ended December 31, 2003, 2002 and 2001, respectively.


NOTE E
	INVESTMENT SECURITIES
     Carrying amounts and approximate market values of investment securities are summarized as follows:

     Securities held-to-maturity consisted of the following at December 31, 2003:

                                            Gross       Gross
                              Amortized   Unrealized  Unrealized    Fair
                                 Cost       Gains       Losses     Value

     U.S. Agency Securities   $19,000,000   $21,890  $ 169,290   $18,852,600

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E
	INVESTMENT SECURITIES (Continued)

     Securities available-for-sale consisted of the following at December 31, 2003:

                                           Gross        Gross
                             Amortized   Unrealized  Unrealized    Fair
                                 Cost       Gains       Losses    Value

     Equity Securities       $  317,681  $  204,016  $      -    $  521,697


     Securities held-to-maturity consisted of the following at December 31, 2002:

                                           Gross        Gross
                             Amortized   Unrealized  Unrealized     Fair
                                 Cost       Gains       Losses     Value

     U.S. Agency Securities  $17,575,306  $112,658      $1,875  $17,686,089


     Securities available-for-sale consisted of the following at December 31, 2002:

                                           Gross          Gross
                            Amortized    Unrealized   Unrealized    Fair
                                Cost        Gains       Losses      Value

     Equity Securities      $ 291,400    $ 133,406    $     -     $ 424,806


     The maturities of investment securities at December 31, 2003 are as follows:

                    Securities Held-to-Maturity   Securities Available-for-Sale
                      Amortized       Market        Amortized        Market
                        Cost          Value           Cost           Value

   Amounts Maturing in:
     One Year or Less   $            $              $ 317,681    $ 521,697
     After One Year Through
        Five Years       19,000,000   18,852,600

                        $19,000,000  $18,852,600    $ 317,681    $ 521,697


     Securities of $1,100,000 at December 31, 2003 and $1,256,877 at December 31, 2002 were pledged to secure public funds.

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F
	INCOME TAXES
     The components of the provision for income tax expense are:

                                         2003          2002             2001
     Current                          $ 194,840    $  (13,476)       $      -
     Deferred                            37,861        (2,709)          152,085

       Total Provision for Income Tax $ 232,701    $  (16,185)       $  152,085

     A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                         2003          2002             2001
     Computed Tax at the Expected
       Statutory Rate                 $ 219,239    $  (17,609)       $  166,071
       Other Adjustments                 13,462         1,424          (13,986)

     Income Tax Expense (Benefit)
       for Operations                 $ 232,701    $  (16,185)       $  152,085

     Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

     There were net deferred tax assets of $129,354 and $191,222 as of December 31, 2003 and 2002, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                                            2003        2002
    Deferred Tax Assets:
     Other Real Estate                                   $ 101,321   $ 101,322
     Allowance for Loan Loss                               195,757     195,757
     Net Operating Loss and Tax Credit Carryforward              -      63,391
     Contributions Carryforward                                  -       2,505
     Securities Section 475 Adjustment                           -      11,255
     Accrued Litigation Settlements                         44,157           -
         Total Deferred Tax Assets                         341,235     374,230
    Deferred Tax Liabilities:
     Unrealized Gain on Securities
         FASB 115 Adjustment                              (119,061)    (95,055)
     Accumulated Depreciation                              (92,820)    (87,953)
         Total Deferred Tax Liabilities                   (211,881)   (183,008)

   Deferred Tax Assets, Net of Deferred Tax Liabilities $  129,354   $ 191,222

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
				December 31,
                                               2003             2002
     Furniture and Equipment               $ 1,754,880     $  1,625,572
     Bank Owned Vehicles                        81,232           77,357
     Leasehold Improvements                    290,827          256,083
     Land                                      468,425          468,425
     Buildings                               1,334,075        1,334,075
                                             3,929,439        3,761,512

     Less:  Accumulated Depreciation and Amortization
                                             2,314,544        2,079,700

                                           $ 1,614,895    $   1,681,812

     Depreciation and amortization expense aggregated $262,829 in 2003, $287,674 in 2002 and $362,634 in 2001.


NOTE H
	ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses were as follows:

                                             For The Years Ended
                                                 December 31,
                                    2003            2002            2001

     Balance - January 1         $ 1,800,000     $ 1,800,000    $ 1,800,000
     Provision Charged to:
       Operations                    197,811         399,920        555,811
     Loans Charged Off              (848,729)       (907,523)    (1,077,956)
     Recoveries                      650,918         507,603        522,145

     Balance - December 31       $ 1,800,000     $ 1,800,000    $ 1,800,000


NOTE I
	STOCKHOLDERS' EQUITY

	PREFERRED STOCK
     8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,187,899 shares issued and outstanding in 2003 and 2,239,602 shares issued and outstanding in 2002. Preferred stock ranks prior to common stock as to dividends and liquidation.

	COMMON STOCK
     Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2003 and 2002.

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I
	STOCKHOLDERS' EQUITY (Continued)

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


NOTE J
	EARNINGS PER COMMON SHARE
     Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2003, 2002 and 2001. There was no provision for dividends for the years ended December 31, 2003, 2002 or 2001.


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

                                     2003             2002           2001

     Credit Card Arrangements     50,452,000     $ 70,125,000   $ 67,828,000
     Commitments To Extend Credit  3,399,000        2,853,000      2,941,000

     Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

     The Subsidiary Bank in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits. In one such case, the Subsidiary Bank is a defendant in a lawsuit filed by another bank. Outside counsel for the Subsidiary Bank has advised that at this stage in the proceedings, he believes the probable outcome to be favorable to Bank of Louisiana. The Subsidiary Bank has filed a counter-claim in this case and believes the suits are without merit and intends to defend vigorously its position.

NOTE K
	CONTINGENT LIABILITIES AND COMMITMENTS (Continued)
     The Subsidiary Bank is a defendant in a lawsuit filed by one of its proprietary customers for alleged breach of contract. In 1997, a judgment was rendered against the bank. This case is pending appeal.

     In another case, the Subsidiary Bank is a defendant in a lawsuit filed by a former employee in connection with a deferred compensation agreement that was terminated before the merger described in Note A. During 2003, a judgment was rendered against the bank and a loss from litigation totaling $93,882 was charged to operations. This case is pending appeal.


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

                                        2003               2002
     Balance - January 1            $   384,023        $   501,512
     New Loans Made                   1,073,835            180,085
     Repayments                        (148,849)          (297,574)
     Reclassifications                  (66,606)                -

     Balance - December 31          $ 1,242,403        $   384,023


     The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2003, 2002 and 2001 totaled $425,320, $465,633 and $478,080, respectively. An annual rent of $74,400 was paid to Tammany Mall Partnership for the years ended December 31, 2003, 2002 and 2001.

     At December 31, 2003 and 2002, amounts due to Directors of the Company, including accrued interest, totaled $588,778 and $561,117, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2003 and 2002, $91,500 and $90,500, respectively, were to Directors of the Company (see Note Q.)

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

     The total minimum rental commitment at December 31, 2003, under the leases is $743,674, which is due as follows:

     December 31,

             2004                                 $ 415,051
             2005                                   245,665
             2006                                    82,958

                                                  $ 743,674


     For the years ended December 31, 2003, 2002 and 2001, $795,302, $812,161 and $811,233 was charged to rent expense, respectively.

     The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2007.

     Minimum future rentals to be received on non-cancelable leases as of December 31, 2003 are:

     December 31,

             2004                                 $   89,998
             2005                                     67,316
             2006                                     54,303
             2007                                     13,281

                                                  $  224,898


NOTE N
	LETTERS OF CREDIT
     Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Outstanding letters of credit were $71,265 as of December 31, 2003 and 2002. Of the $71,265 in letters of credit, $41,960 were secured by cash, $8,505 were secured by real property, and $20,800 were unsecured. As of December 31, 2003, all of the letters of credit will mature during 2004.

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O
	INTEREST BEARING DEPOSITS
     Major classifications of interest bearing deposits are as follows:

                                                      December 31,
                                                  2003             2002

     NOW Accounts                           $  12,265,082    $  13,464,680
     Money Market Accounts                      5,080,517        4,772,596
     Savings Accounts                          28,658,991       28,739,682
     Certificates of Deposit Greater
          Than $100,000                           426,853          945,371
     Other Certificates of Deposit              5,452,704        6,659,172

                                            $  51,884,147    $  54,581,501


     The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2003 and 2002 are as follows: (Dollar amounts in thousands)

     Three Months or Less                   $        320     $        638
     After Three Months Through One Year             107              307

                                            $        427     $        945


NOTE P
	FUNDS AVAILABLE FOR DIVIDENDS
     The Subsidiary Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Subsidiary Bank's earnings.

     The Subsidiary Bank has been further restricted by regulatory authorities from paying dividends without prior regulatory approval. During the years ended December 31, 2003, as well as 2001, the Bank received approval and paid BOL Bancshares, Inc. dividends totaling $143,000 each year. Refer to Note W.

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q
	NOTES PAYABLE
     The following is a summary of notes payable at December 31, 2003 and 2002:

				December 31,
				2003			2002

     Notes payable to current and past Directors
       of the Company, payable on demand,
       interest at 10%.                                 $  410,754  $  410,754

     Notes payable to past Director, interest at
       13.5%, maturing September 30, 2006,
       monthly payments of $1,298.                          35,625     45,648

     Debentures payable, due July 2006, interest at
       7%, callable at 103%, 102% and 101% of
       face value during the first, second, and third
       years, respectively, following the closing date,
       interest payable semi-annually, each $500
       debenture secured by 40.79 shares of the
       Subsidiary Bank's stock.                         1,753,000   1,753,000

                                                       $2,199,379  $2,209,402


     Following are maturities of long-term debt:

             December 31,

                2004                                              $  422,217
                2005                                                  13,109
                2006                                               1,764,053

                                                                  $2,199,379

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R
INTEREST INCOME AND INTEREST EXPENSE
     Major categories of interest income and interest expense are as follows:


                                                    December 31,
                                            2003        2002        2001

INTEREST INCOME
  Interest and Fees on Loans:
    Real Estate Loans                   $2,703,422   $2,988,238   $3,020,092
    Installment Loans                      519,348      551,788      385,806
    Credit Cards and Related Plans       3,818,380    3,537,538    3,638,687
    Commercial and all Other Loans         192,303      221,068      560,378
  Interest on Investment Securities
    U.S. Treasury and Other Securities     446,928      583,738      327,301
  Interest on Federal Funds Sold           143,801      291,341      985,821

                                        $7,824,182   $8,173,711   $8,918,085


INTEREST EXPENSE
  Interest on Time Deposits of
    $100,000 or More                        $6,448      $20,154      $54,506
  Interest on Other Deposits               329,173      585,249    1,343,347
  Interest on Notes Payable                187,993      205,665      207,195

                                          $523,614     $811,068   $1,605,048

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S
	NON-INTEREST INCOME AND NON-INTEREST EXPENSES
     Major categories of other non-interest income and non-interest expenses are as follows:

                                                        December 31,
                                               2003          2002          2001


OTHER NON-INTEREST INCOME
   Cardholder and Other Charge Card Income    $746,262     $737,031    $699,560
   Other Commission and Fees                    85,585       89,761      86,096
   Other Real Estate Income                    419,805       27,824   1,196,286
   Other Income                                104,858       92,537     103,379

                                            $1,356,510     $947,153  $2,085,321


OTHER NON-INTEREST EXPENSES
   Loan and Charge Card Expenses            $1,240,832   $1,120,444    $992,514
   Communications                              422,343      431,923     407,758
   Stationery, Forms and Supplies              263,625      240,054     226,617
   Professional Fees                           341,606      442,433     386,728
   Insurance and Assessments                   101,102      104,323      95,968
   Advertising                                  54,336      179,186      70,673
   Miscellaneous Losses                         34,230       33,226      20,389
   Promotional Expenses                        119,959      140,522     138,872
   Other Real Estate Expenses                  101,703        5,791     697,696
   Other Expenses                              372,145      378,124     353,087

                                            $3,051,881   $3,076,026  $3,390,302

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                            BOL BANCSHARES, INC.
                         CONDENSED BALANCE SHEETS

                                                         December 31,
                                                     2003               2002

ASSETS
  Due from Banks                                   $354,635           $398,638
  Securities Available-for-Sale, at Fair Value      475,416            404,806
  Other Assets                                        6,116             58,526
  Due from Subsidiary                               170,269               -
  Investment in Bank of Louisiana                 8,506,924          8,131,797


                                                 $9,513,360         $8,993,767


LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes Payable                                  $2,199,379         $2,209,402
  Due to Subsidiary                                  -                  20,198
  Deferred Taxes                                     69,365             45,358
  Accrued Interest                                  524,253            489,134
  Other Liabilities                                  52,644               -
  Shareholders' Equity                            6,667,719          6,229,675

                                                 $9,513,360         $8,993,767

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                              BOL BANCSHARES, INC.
                          STATEMENTS OF INCOME (LOSS)


                                                          December 31,
                                             2003         2002         2001

INCOME
  Dividend Income - Bank of Louisiana      $143,000          $0      $143,000
  Interest Income                               672       1,578         7,513
  Miscellaneous Income                       27,563      26,882        25,520

                                            171,235      28,460       176,033

EXPENSES
  Interest                                  187,993     205,665       207,195
  Other Expenses                             10,797      16,559        16,325

                                            198,790     222,224       223,520


LOSS BEFORE EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY                    (27,555)   (193,764)      (47,487)

  Equity in Undistributed
    Earnings of Subsidiary                  375,128      85,879       313,006


INCOME (LOSS) BEFORE INCOME TAX BENEFIT     347,573    (107,885)      265,519

INCOME TAX BENEFIT                           64,549      72,278        70,839

NET INCOME (LOSS)                          $412,122    ($35,607)     $336,358

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


                             BOL BANCSHARES, INC.
                           STATEMENTS OF CASH FLOWS


                                                       December 31,

                                            2003           2002         2001

OPERATING ACTIVITIES
  Net Income (Loss)                       $412,122      ($35,607)     $336,358
  Adjustments to Reconcile Net Income
   (Loss) to
   Net Cash Provided by (Used in)
     Operating Activities
     Equity in Undistributed (Earnings)
       of Subsidiary                      (375,128)      (85,879)     (313,006)
     Net (Increase) Decrease in Other
       Assets                               52,410       (29,457)       10,101
     Net Increase in Other Liabilities      87,764        41,075        29,837

       Net Cash Provided by (Used in)
         Operating Activities              177,168      (109,868)       63,290


FINANCING ACTIVITIES
  Preferred Stock Retired                  (20,681)      (24,508)         (776)
  (Increase) Decrease in Due to/from
    Subsidiary                            (190,467)       91,979        10,111
  Proceeds from Issuance of Long-Term
    Debt                                 1,753,000           -            -
  Repayment of Long-Term Debt           (1,763,023)       (8,763)       (7,662)

       Net Cash Provided by (Used in)
          Financing Activities            (221,171)       58,708         1,673

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         (44,003)      (51,160)       64,963

CASH AND CASH EQUIVALENTS - BEGINNING
  OF YEAR                                  398,638       449,798       384,835
CASH AND CASH EQUIVALENTS - END OF
  YEAR                                    $354,635      $398,638      $449,798

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


NOTE V
	COMPREHENSIVE INCOME
     Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2003, 2002 and 2001. The following represents the tax effects associated with the components of comprehensive income:

                                                       December 31,

                                            2003            2002          2001

Gross Unrealized Holding Gains
  Arising During the Period                $70,610        $31,398        $5,448
Tax (Expense)                              (24,007)       (10,675)      (1,853)
                                            46,603         20,723         3,595

Reclassification Adjustment for
  Gains Included in Net Income                -               -             -
Tax Benefit                                   -               -             -
                                              -               -             -

Net Unrealized Holding Gains Arising
   During the Period                       $46,603       $20,723         $3,595


NOTE W
	REGULATORY MATTERS
     On March 13, 2003, the Bank consented to a revised Memorandum of Understanding issued by the Federal Deposit Insurance Corporation (FDIC) and the Office of Financial Institutions (OFI.) The Memorandum was issued by the FDIC and OFI as a result of their examination of the Bank as of October 21, 2002, and replaces the Memorandum of Understanding dated December 14, 1999.
The Memorandum of Understanding is an arrangement between the Bank and the FDIC and OFI in which the Bank agrees to perform, among other things, the following within specified time periods:

a)	The Bank shall develop and implement a five-year Strategic Plan,

b)	The Bank shall develop a five-year Profit Plan,

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W
	REGULATORY MATTERS (Continued)

c)	The Bank shall develop a Section 23 A/B Compliance Plan,

d)	The Bank shall correct certain Information Technology findings.

     While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the Memorandum of Understanding. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied with in the specified time periods.

     As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table. Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

     The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands.)

                                      December 31, 2003
                                                               Required
                                                              To Be Well
                                             Required      Capitalized Under
                                            For Capital    Prompt Corrective
                        Actual       Adequacy Purposes  Action Provisions
                              Amount Ratio  Amount   Ratio    Amount     Ratio

     Tier I Capital (to
       Average Assets)       $ 8,489  8.63% $ 3,937  4.00%    $ 4,921    5.00%
     Tier I Capital (to Risk-
       Weighted Assets)      $ 8,489 13.63% $ 2,491  4.00%    $ 3,737    6.00%
     Total Capital (to
       Risk-Weighted
         Assets)             $ 9,280 14.90% $ 4,983  8.00%    $ 6,229   10.00%

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W
	REGULATORY MATTERS (Continued)

                                     December 31, 2002
                                                               Required
                                                              To Be Well
                                            Required       Capitalized Under
                                           For Capital     Prompt Corrective
                             Actual       Adequacy Purposes   Action Provisions
                             Amount  Ratio Amount   Ratio     Amount     Ratio

     Tier I Capital (to
       Average Assets)       $ 8,020  8.00% $ 4,012  4.00%   $ 5,014     5.00%
     Tier I Capital (to Risk-
       Weighted Assets)      $ 8,020 13.55% $ 2,367  4.00%   $ 3,551     6.00%
     Total Capital (to
       Risk-Weighted
        Assets)              $ 8,773 14.82% $ 4,734  8.00%   $ 5,918    10.00%


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

     The estimated fair values of the Company's financial instruments are as follows:

                                                       December 31, 2003
                                                     Carrying          Fair
                                                      Amount           Value

     Financial Assets:
        Cash and Short-Term Investments            $  15,113,994  $  15,113,994
        Investment Securities                         19,521,697     19,374,297
        Loans                                         62,600,202     62,498,457
        Less:  Allowance for Loan Losses               1,800,000      1,800,000
                                                   $  95,435,893  $  95,186,748

     Financial Liabilities:
          Deposits                                 $  88,866,400  $  88,894,013

     Unrecognized Financial Instruments:
        Commitments to Extend Credit               $   3,399,000  $   3,399,000
        Credit Card Arrangements                      50,452,000     50,452,000
                                                   $  53,851,000  $  53,851,000

                     BOL BANCSHARES, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                      December 31, 2002
                                                    Carrying          Fair
                                                     Amount           Value

     Financial Assets:
       Cash and Short-Term Investments            $  22,124,233  $  22,124,233
       Investment Securities                         18,000,112     18,110,895
       Loans                                         58,882,588     59,047,326
       Less:  Allowance for Loan Losses               1,800,000      1,800,000
                                                  $  97,206,933  $  97,482,454

     Financial Liabilities:
       Deposits                                   $  91,402,729  $  91,472,080

     Unrecognized Financial Instruments:
       Commitments to Extend Credit               $   2,853,000  $   2,853,000
       Credit Card Arrangements                      70,125,000     70,125,000
                                                  $  72,978,000  $  72,978,000


NOTE Y
	EMPLOYEE BENEFITS
     Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service and have worked at least 1,000 hours. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the years ended December 31, 2003, 2002 or 2001.

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Independent Auditor's Report
on Supplementary Information

     Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2003 and 2002, appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation


January 12, 2004

                                BANK OF LOUISIANA
                             SUPPLEMENTARY INFORMATION


                                   SCHEDULE I
                                 BALANCE SHEETS
                                 UNCONSOLIDATED


                                    ASSETS


                                                        December 31,
                                                 2003                   2002
Cash and Due from Banks
  Non-Interest Bearing Balances and Cash      $7,908,994             $5,659,233
Federal Funds Sold                             7,205,000             16,465,000
Investment Securities
  Securities Held-to-Maturity (Fair Value
  of $18,852,600 in 2003 and $17,686,089
  in 2002)                                    19,000,000             17,575,306
  Securities Available-for-Sale, at Fair
    Value                                         46,281                 20,000
Loans:  Less Allowance for Loan Losses of
  $1,800,000 in 2003 and 2002 and Unearned
  Discount of $-0- in 2003 and $205,473 in
  2002                                        60,800,202             57,082,588
Property, Equipment and Leasehold
  Improvements (Net of Depreciation and
  Amortization)                                1,614,895              1,681,812
Other Real Estate                                207,323                208,523
Other Assets                                   1,347,219              1,312,411
Due from Parent                                    -                     20,198
Deferred Taxes                                   267,331                305,192
Letters of Credit                                 71,265                 71,265

      Total Assets                           $98,468,510           $100,401,528


                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
    Non-Interest Bearing                     $36,980,625            $36,821,439
    Interest Bearing                          52,238,411             54,979,929
    Other Liabilities                            341,499                344,183
    Letters of Credit Outstanding                 71,265                 71,265
    Due to Parent                                170,269                   -
    Accrued Litigation Settlement                129,875                   -
    Accrued Interest                              27,248                 50,701

      Total Liabilities                       89,959,192             92,267,517

STOCKHOLDERS' EQUITY
Common Stock - 143,000 Shares Issued
   and Outstanding                             1,430,000              1,430,000
Surplus                                        4,616,796              4,616,796
Retained Earnings                              2,462,522              2,087,215

      Total Stockholders' Equity               8,509,318              8,134,011

      Total Liabilities and Stockholders'
        Equity                               $98,468,510           $100,401,528



See independent auditor's report on supplementary information.

                              BANK OF LOUISIANA
                          SUPPLEMENTARY INFORMATION

                                SCHEDULE II
                           STATEMENTS OF INCOME
                              UNCONSOLIDATED


                                                        For The Years Ended
                                                          December 31,
                                            2003            2002         2001


INTEREST INCOME                          $7,824,182      $8,173,711  $8,918,085
INTEREST EXPENSE                            336,293         606,981   1,405,366

  Net Interest Income                     7,487,889       7,566,730   7,512,719

PROVISION FOR LOANS LOSSES                  197,811         399,920     555,811

  Net Interest Income After Provision
    For Loan Losses                       7,290,078       7,166,810   6,956,908

OTHER INCOME
  Service Charges on Deposit Accounts     1,167,710       1,097,297   1,116,019
  Other Non-Interest Income               1,328,946         920,271   2,059,801

                                          2,496,656       2,017,568   3,175,820


OTHER EXPENSES
  Salaries and Employee Benefits          4,142,912       4,280,844   4,324,160
  Occupancy Expense                       1,674,331       1,702,095   1,755,662
  Estimated Loss Contingency                113,030           -            -
  Other Non-Interest Expense              3,040,904       3,057,252   3,373,976

                                          8,971,177       9,040,191   9,453,798


INCOME BEFORE INCOME
  TAX EXPENSE                               815,557         144,187     678,930
INCOME TAX EXPENSE                          297,250          56,093     222,924

NET INCOME                                 $518,307         $88,094    $456,006


See independent auditor's report on supplementary information.

                             BANK OF LOUISIANA
                         SUPPLEMENTARY INFORMATION


                             SCHEDULE III
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            UNCONSOLIDATED


                               Accumulated
                                 Other
                     Common   Comprehensive              Retained
                     Stock      Income        Surplus    Earnings      Total


BALANCE
 December 31, 2000 $1,430,000      $0        $4,616,796  $1,686,115  $7,732,911

Dividends Paid
 $1 Per Share        -             -              -        (143,000)  (143,000)

Net Income for
 the Year 2001       -             -              -         456,006     456,006

BALANCE
 December 31, 2001 1,430,000       -          4,616,796   1,999,121   8,045,917

Net Income for
 the Year 2002       -             -               -         88,094      88,094

BALANCE
 December 31, 2002 1,430,000       -          4,616,796    2,087,215  8,134,011

Dividends Paid
 $1 Per Share       -              -               -       (143,000)  (143,000)

Net Income for
 the Year 2003      -              -               -        518,307     518,307

BALANCE
 December 31, 2003 $1,430,000      $0        $4,616,796  $2,462,522  $8,509,318


See independent auditor's report on supplementary information.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 8A Controls and Procedures
	The certifying officers of the Company have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that such controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9 Directors and Executive Officers of the Company
	Directors and executive officers of the Company each serve for a term of one year.

                                Position with the Company and the
                                Bank and Principal Occupation         Director
Name                       Age  During the Past Five Years            Since

G. Harrison Scott          80   Director; Chairman of the Board of    1981
                                the Company and the Bank

James A. Comiskey          77   Director; President of the Company    1981
                                and the Bank

Douglas A. Schonacher      73   Director of the Company and the       1988
                                Bank and Secretary of the Company;
                                President, V.I.P. Distributors

Lionel J. Favret, Sr.      92   Director of the Company and the       1981
                                Bank; Retired

Leland L. Landry           77   Director of the Company and the       1988
                                Bank; Retired; President,
                                Landry Realty

Shannon Scott Chouest      34   Director of the Company and the       2002
                                Bank; Executive Assistant - Sales,
                                Edison Chouest Offshore; ING Financial
                                Services; Aetna Investment Services;
                                Davis Selected Advisors


Non-Director Executive Officer


Peggy L. Schaefer          51   Ms. Schaefer has served as Treasurer of
                                the Company since 1988 and Senior Vice
                                President, and Chief Financial Officer of the Bank since 1983.

	No family relationships exist among the executive officers of the Company or the Bank. There is one family relationship that exists among the current directors, that of Mr. G. Harrison Scott and his daughter Mrs. Shannon Scott Chouest. Except for service as a director of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.

Item 10 Executive Compensation
	The Company pays no salaries or other compensation to its directors and executive officers. The Bank pays each director, other than Messrs. Scott and Comiskey, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of $400, $300, and $300, respectively.
	From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company. The total amount loaned to the Company since October 1, 1990, and as of December 31, 2003, was $874,829, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.

      The following table sets forth compensation for the Bank's executive officers for the calendar years 2003, 2002, and 2001. No other executive officer received total compensation in excess of $100,000 during 2003.


                   Annual Compensation         Long Term Compensation
                                            Awards           Payouts
                              Other Annual Restricted                     All
                                            Stock   Options/  LTIP   Other
Name and
Principal   Year  Salary Bonus Compensation Award (s) SARs Payouts Compensation

Position             ($)    ($)      ($)         ($)    (#)     ($)     ($)

G. Harrison Scott,
              2003  89,800   0      41,000        0       0       0    19,494
Chairman of   2002  89,800   0      41,000        0       0       0    19,494
the Board     2001  89,800   0      41,000        0       0       0    19,494

James A. Comiskey,
              2003  89,800   0      41,000        0       0       0    19,000
President     2002  89,800   0      41,000        0       0       0    19,000
              2001  89,800   0      41,000        0       0       0    19,000

       In addition to the cash compensation shown in the foregoing table, the Bank provides automobiles for Messrs. Scott and Comiskey. Annual compensation does not include amounts attributable to miscellaneous benefits received by Messrs. Scott and Comiskey. The cost to the Bank of providing such benefits did not exceed 10% of the total annual salary and bonus paid to Messrs. Scott and Comiskey. The Bank also provides Messrs. Scott and Comiskey with life insurance policies in which each is entitled to name their own respective beneficiaries. The cost of these benefits borne by the Bank in 2003 were $19,494 for Mr. Scott's policy and $19,000 for Mr. Comiskey's policy as reflected in the "All Other Compensation" column in the foregoing table.

Committees of the Board of Directors of the Company and the Bank
      The Company does not have standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
      During fiscal year 2003, the Board of Directors of the Company held a total of 4 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.

      The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
	During fiscal year 2003, the Board of Directors of the Bank held a total of 14 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.
      The Board of Directors of the Bank has an Executive Committee consisting of three permanent members and three rotating members. The permanent members of the Executive Committee in 2003 were Messrs. Scott (chairman), Comiskey, and Favret, and the rotating members were selected from Messrs. Landry, Schonacher, and Mrs. Chouest. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 27 times in 2003.
      The Board of Directors of the Bank does have an Audit and Finance Committee. This committee meets monthly on the first Tuesday of the month. By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans. The Audit and Finance Committee met 12 times in 2003.

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

      The Audit and Finance Committee consists of Messrs. Schonacher (chairman), Landry, Favret, and Mrs. Chouest.

Item 11 Security Ownership Of Certain Beneficial Owners and Management
	The following table sets forth as of December 31, 2003, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.

				Company Stock Beneficially Owned (1)

                                      Common                    Preferred
Name of Beneficial Owner           Number Percent             Number Percent

Edward J. Soniat                   10,381   5.79%            257,326   11.76%

Directors:
G. Harrison Scott                  56,291  31.42%        (2) 127,368    5.82%
James A. Comiskey                  35,467  19.80%        (3)  94,706    4.33%
Douglas A. Schonacher               2,740   1.53%        (4)  18,537      (*)
Lionel J. Favret, Sr.                 571     (*)             31,656    1.44%
Leland L. Landry                    3,800   2.12%              2,387      (*)
Shannon Scott Chouest               7,826   4.37%                -        -


All Directors & Executive
  Officers of the Company and     106,820  59.63%            277,426   12.68%
  the Bank as a group (7 persons)

    (*)Represents less than 1% of the shares outstanding.
    (1)Based upon information furnished by the respective persons. Pursuant to rules promulgated under the 1934 Act, a person is deemed to beneficially own shares of stock if he or she directly or indirectly has or shares
       (a) voting power, which includes the power to vote or to direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting power and sole investment power with respect to the indicated shares.
    (2)Includes 15,229 common shares owned by Scott Family Limited Liability Partnership, L.L.P.
    (3)Includes 47 common shares and 2,661 preferred shares owned by Director Comiskey's spouse.
    (4)Includes 2,525 common shares and 9,213 preferred shares owned by Director Schonacher's spouse.

Item 12 Certain Relationships and Related Transactions
	The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2003, three of the directors had aggregate loan balances in excess of $60,000, which amounted to approximately $1.1 million in the aggregate.
	On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500. The building serves as the Bank's main office. The purchase was financed by a loan from former director Mr. Soniat to the Company, which in turn sold the building to the Bank. As of December 31, 2003, there was a balance of $35,625 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured on September 30, 1996, however, Mr. Soniat agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis, which unless changed, would fully amortize such loan on September 30, 2006.
	The Bank leases space for its operations center under two separate leases from Severn South Partnership, a limited partnership in which Messrs. Scott and Comiskey are the only two general partners. There are 13 limited partners, of which four also serve as directors of the Bank, namely Messrs. Scott, Comiskey, Landry and Schonacher. The Bank pays $21,909, plus a percentage of operating costs, per month for the leased premises. Management believes that the terms of the leases are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space, expires on May 31, 2004. An appraisal has been obtained to determine fair market value of the leased space.
	The Bank leases the facilities for its Severn Branch from Severn South Partnership. The Bank pays $12,456, plus a percentage of operating costs each month. Management of the Company believes that the terms of the lease are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space, expires on May 31, 2004.
      The Bank leases its Tammany Mall Branch office on a month-to-month basis from Tammany Mall Partnership. This partnership is a limited partnership consisting of Messrs. Scott and Comiskey as the only general partners and of the 12 limited partners, four are currently directors of the Bank, namely
Messrs. Scott, Comiskey, Landry, and Schonacher. The Bank pays $6,200, per month for the leased premises. Management of the Company believes that such lease payments are comparable to what would have been paid to an unaffiliated party for similarly situated space at the time the lease was executed.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company. There have been no material changes in reported market risks faced by the Company since the end of the most recent year.

Item 13 Exhibits and Reports on Form 8-K
Exhibits

	31.1 Section 302 Principal Executive Officer Certification
	31.2 Section 302 Principal Financial Officer Certification
	32.1 Section 1350 Certification
	32.2 Section 1350 Certification

Reports on Form 8-K
	None

Item 14 Principal Accountant Fees and Services

AUDIT FEES

	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company's annual financial statements for 2003 and for its reviews of the Company's unaudited interim financial statements included in Form 10-QSB filed by the Company during 2003 was $65,823. The fees billed for 2002 were $62,511.

Audit-Related Fees
The Company did not pay any fees to LaPorte, Sehrt, Romig & Hand for assurance and related services during 2003 or 2002.

Tax Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax advice, and tax planning for 2003 was $10,467. The fees billed for 2002 were $12,248.

All Other Fees
	The Company did not pay any fees to LaPorte, Sehrt, Romig & Hand for any other services rendered to the Company during 2003 or 2002.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



								BOL BANCSHARES, INC.

							      /s/ G. Harrison Scott
March 23, 2004                                   G. Harrison Scott
Date								Chairman
								(in his capacity as a duly
                                                authorized officer of the
                                                Registrant)


                                                /s/ Peggy L. Schaefer
								Peggy L. Schaefer
								Treasurer
								(in her capacity as Chief
                                                Accounting Officer of the
                                                Registrant)



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2004.




/s/ Douglas A. Schonacher                   /s/ Lionel J. Favret, Sr.
Douglas A. Schonacher - Director            Lionel J. Favret, Sr. Director




/s/ James A. Comiskey                       /s/ Shannon Scott Chouest
James A. Comiskey - Director                Shannon Scott Chouest - Director