Form 10QSB
period 2004-03-31
BOL BANCSHARES INC
filed 2004-05-13
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549


						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2004

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		01-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


300 St. Charles Avenue, New Orleans, La.	70130
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF APRIL 30, 2004

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

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

Part I. - Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION
							(Unaudited)



                                                   March 31,          Dec. 31,
                                                     (Amounts in thousands)
                                                      2004               2003

ASSETS

Cash and Due from Banks
 Non-Interest Bearing Balances and Cash              $6,139             $7,909
Federal Funds Sold                                    9,375              7,205
Investment Securities
Securities Held to Maturity                          16,017             19,000
 Securities Available for Sale                          522                522
Loans-Less Allowance for Loan Losses of $1,800
  and Unearned Discount of $0                        60,877             60,800
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)               1,676              1,615
Other Real Estate                                       207                207
Other Assets                                          1,466              1,552
     TOTAL ASSETS                                   $96,279            $98,810


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
 Non-Interest Bearing                                35,711             36,980
 NOW Accounts                                        12,136             12,265
 Money Market Accounts                                3,976              5,080
 Savings Accounts                                    28,749             28,659
 Time Deposits, $100,000 and over                       427                427
 Other Time Deposits                                  5,420              5,453
     TOTAL DEPOSITS                                  86,419             88,864
Notes Payable                                         2,197              2,199
Other Liabilities                                       923              1,148
     TOTAL LIABILITIES                               89,539             92,211

STOCKHOLDERS' EQUITY

Preferred Stock - Par Value $1
 2,187,899 Shares Issued and Outstanding              2,188              2,188
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                  179                179
Accumulated Other Comprehensive Income                  268                268
Capital in Excess of Par - Retired Stock                 84                 84
Undivided Profits                                     3,880              3,468
Current Earnings                                        141                412
     TOTAL STOCKHOLDERS' EQUITY                       6,740              6,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $96,279            $98,810

                                  BANCSHARES, INC.
				CONSOLIDATED STATEMENT OF INCOME (LOSS)
						(Unaudited)

				               			Three Months Ended
                                                  March 31,          March 31,
                                                    (Amounts in thousands)
                                                    2004                2003

INTEREST INCOME
Interest and Fees on Loans                          1,892               1,668
Interest on Investment Securities                     101                 124
Interest on Federal Funds Sold                         18                  56
Total Interest Income                               2,011               1,848

INTEREST EXPENSE
Interest on Deposits                                   49                 112
Other Interest Expense                                 10                  10
Interest on Notes Payable                               1                   2
Interest Expense on Debentures                         31                  39
Total Interest Expense                                 91                 163
NET INTEREST INCOME                                 1,920               1,685
Provision for Loan Losses                             107                 112
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                     1,813                1,573

NONINTEREST INCOME
Service Charges on Deposit Accounts                   273                  271
Cardholder & Other Credit Card Income                 172                  172
ORE Income                                            -                    -
Other Operating Income                                 63                   76
Total Noninterest Income                              508                  519

NONINTEREST EXPENSE
Salaries and Employee Benefits                        961                1,006
Occupancy Expense                                     395                  412
Communications                                         84                  110
Loan & Credit Card Expense                            331                  298
Professional Fees                                     110                   86
ORE Expense                                             4                    5
Other Operating Expense                               218                  257
Total Noninterest Expense                           2,103                2,174
Income Before Tax Provision                           218                 (82)
Provision (Benefit) For Income Taxes                   77                 (27)
NET INCOME (LOSS)                                     141                ($55)

Earnings Per Share of Common Stock                  $0.79              ($0.31)

                            BOL BANCSHARES, INC.
		CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
			        	(Unaudited)

									  Three Months Ended
                                                    March 31,         March 31,
                                                     (Amounts in thousands)
                                                       2004             2003

NET INCOME (LOSS)                                      $141             ($55)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                        -                 -

COMPREHENSIVE INCOME (LOSS)                            $141             ($55)

                                 BOL BANCSHARES, INC.
				  	 STATEMENTS OF CASH FLOWS
				             (Unaudited)

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                  (Amounts in thousands)
                                                    2004               2003

OPERATING ACTIVITIES
Net Income (Loss)                                   141                (55)
Adjustments to Reconcile Net Income (Loss)
 to Net
 Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                          107                 112
 Depreciation and Amortization Expense               60                  65
 Amortization of Investment Security Premiums         5                  41
 Accretion of Investment Security Discounts           -                   3
 (Increase) Decrease in Deferred Income Taxes       149                (27)
 (Gain) Loss on Sale of Property and Equipment        -                   -
 (Gain) Loss on Sale of Other Real Estate             -                   -
 (Increase) in Other Assets                        (43)               (129)
 (Decrease) in Other Liabilities and
  Accrued Interest                                (243)                (61)
Net Cash Provided by (Used in) Operating
  Activities                                        176                (51)

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment
   Securities
  Released at Maturity                            8,000              7,987
 Purchases of Held-to-Maturity Investment
   Securities                                   (5,023)             (8,000)
 Proceeds from Sale of Property and Equipment         3                   6
 Purchases of Property and Equipment              (125)                (49)
 Proceeds from Sale of Other Real Estate           -                   -
 Purchases of Other Real Estate                    -                (1,107)
 Net (Increase) in Loans                          (183)               (186)
Net Cash Provided by (Used in) Investing
   Activities                                     2,672             (1,349)


FINANCING ACTIVITIES

 Net Increase (Decrease) in Non-Interest
  Bearing and Interest Bearing Deposits         (2,445)               3,117
 Proceeds from Issuance of Long-Term Debt          -                    -
 Preferred Stock Retired                              0                 (1)
 Principal Payments on Long Term Debt               (3)                 (2)
Net Cash Provided by (Used in) Financing
  Activities                                    (2,448)               3,114
Net Increase in Cash and Cash Equivalents           400               1,714
Cash and Cash Equivalents - Beginning of Year    15,114              22,124
Cash and Cash Equivalents - End of Period       $15,514             $23,838

                         BOL BANCSHARES, INC.
          	    STATEMENTS OF CASH FLOWS (Continued)
	                     (Unaudited)


SUPPLEMENTAL DISCLOSURES:
                                                       2004             2003

Additions to Other Real Estate through Foreclosure      -               1,107
Cash Paid for Interest                                 117                186
Cash (Paid) Received for Income Taxes                   -                 -
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                         -                 -

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

MARCH 31, 2004 COMPARED WITH DECEMBER 31, 2003

BALANCE SHEET

Total Assets at March 31, 2004 were $96,279,000 compared to $98,810,000 at December 31, 2003 a decrease of $2,531,000 or 2.56%. Investment securities decreased $2,983,000 or 15.28% to $16,539,000 at March 31, 2004 from
$19,522,000 at December 31, 2003 and a decrease in Cash and due from banks of $1,770,000 or 22.38%. Total loans increased $77,000 or .13% to $60,877,000 at
March 31, 2004 from $60,800,000 at December 31, 2003 and Federal Funds Sold increased 2,170,000 or 30.12% to $9,375,000 at March 31, 2004 from $7,205,000 at December 31, 2003.

Total deposits decreased $2,445,000 or 2.75% to $86,419,000 at March 31, 2004 from $88,864,000 at December 31, 2003. Total non-interest bearing deposits decreased $1,269,000 and interest-bearing accounts decreased $1,176,000. Shareholder's Equity increased $141,000 due to net income to $6,740,000 at March 31, 2004 from $6,599,000 at December 31, 2003.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003.

INCOME

The Company's net income for the three months ended March 31, 2004 was $141,000 or $.79 per share an increase of $196,000 from the Company's total net loss of $55,000 for the same period last year. Interest income increased $163,000 for the three months ended March 31, 2004 over the same period last year. This was caused by an increase in the interest rate on loans from 2.89% at March 31, 2003 to a rate of 3.06% at March 31, 2004 and an increase in interest rate spreads from 1.71% to 2.08% at March 31, 2004. The .25% increase in the yields on interest earning assets was supplemented by lower rates paid on interest-bearing liabilities that declined .12% from an average of .29% as of March 31, 2003 to .17% as of March 31, 2004. Interest expense decreased $72,000 for the three months ended March 31, 2004 over the same period last year. Noninterest income decreased $11,000 for the three months period as compared to the same period last year. Noninterest expense decreased $71,000 for the three months period as compared to the same period last year. Salaries and Employee Benefits decreased $45,000 and communications decreased $26,000.

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



								BOL BANCSHARES, INC.
								(Registrant)



				                  	/s/ G. Harrison Scott
May 13, 2004						G. Harrison Scott
Date								Chairman
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