Form 10QSB
period 2004-06-30
BOL BANCSHARES INC
filed 2004-08-11
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549


						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2004

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		01-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


300 St. Charles Avenue, New Orleans, La.	70130
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF JULY 30, 2004

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX



Page
No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition					  3

		Consolidated Statements of Income					  4

		Consolidated Statements of Comprehensive Income			  5

		Consolidated Statement of Cash Flow					  6

	Item 2: Management's Discussion and Analysis                  	  7

	Item 3: Controls and Procedures						  9

PART II. Other Information

	Item 4:  Submission of Matters to a Vote of Security Holders
9

	Item 6:  Exhibits and Reports on Form 8-K				  	  9

		A. Exhibits									  9

		B. Reports on Form 8-K							  9
			No reports have been filed on Form 8-K
			 during this quarter.

	Signatures									 	 10

Part I. Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION




                                                        June 30      Dec. 31,
(Amounts in Thousands)                                   2004          2003
                                                     (Unaudited)    (Audited)
ASSETS

Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                  $6,474       $7,909
Federal Funds Sold                                        3,585        7,205
Investment Securities
Securities Held to Maturity                              19,010       19,000
Securities Available for Sale                               534          522
Loans-Less Allowance for Loan Losses of $1,800,000
  and Unearned Discount of $0                            62,918       60,800
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                   1,650        1,615
Other Real Estate                                             0          207
Other Assets                                              1,444        1,552
     TOTAL ASSETS                                       $95,615      $98,810


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                   $35,923      $36,980
 NOW Accounts                                            11,398       12,265
 Money Market Accounts                                    4,043        5,081
 Savings Accounts                                        28,361       28,659
 Time Deposits, $100,000 and over                           428          427
 Other Time Deposits                                      5,485        5,453
     TOTAL DEPOSITS                                      85,638       88,865
Notes Payable                                             2,194        2,199
Other Liabilities                                         1,001        1,147
     TOTAL LIABILITIES                                   88,833       92,211
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,187,179 Shares Issued and Outstanding in 2004          2,187        2,188
 2,187,899 Shares Issued and Outstanding in 2003
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                      179          179
Accumulated Other Comprehensive Income                      276          268
Capital in Excess of Par - Retired Stock                     84           84
Undivided Profits                                         3,880        3,468
Current Earnings                                            176          412
     TOTAL STOCKHOLDERS' EQUITY                           6,782        6,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $95,615      $98,810

                                     BOL BANCSHARES, INC.

					CONSOLIDATED STATEMENT OF INCOME
							(Unaudited)


                                      Three months ended      Six months ended
                                           June 30                 June 30
(Amounts in Thousands)                 2004        2003         2004      2003

INTEREST INCOME
Interest and Fees on Loans            $1,878      $1,819        $3,770   $3,487
Interest on Investment Securities         98         102           199      226
Interest on Federal Funds Sold            17          42            35       98
Total Interest Income                 $1,993       1,963         4,004    3,811
INTEREST EXPENSE
Interest on Deposits                      49          94            98      206
Other Interest Expense                    10          10            20       20
Interest Expense on Notes Payable          1           1             2        3
Interest Expense on Debentures            31          39            62       78
Total Interest Expense                    91         144           182      307
NET INTEREST INCOME                    1,902       1,819         3,822    3,504
Provision for Loan Losses                190        (115)          297       (3)
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                        1,712       1,934         3,525    3,507
NONINTEREST INCOME
Service Charges on Deposit Accounts      269         294           542      565
Cardholder & Other Credit Card Income    179         193           351      365
ORE Income                                88           -            88        -
Other Operating Income                    29          29            92      105
Total Noninterest Income                 565         516         1,073    1,035
NONINTEREST EXPENSE
Salaries and Employee Benefits         1,037       1,047         1,998    2,053
Occupancy Expense                        408         420           803      832
Communications                            82         108           166      218
Loan & Credit Card Expense               346         316           676      614
Professional Fees                         96          76           206      162
ORE Expense                               17          17            21       22
Other Operating Expense                  241         237           460      494
Total Noninterest Expense              2,227       2,221         4,330    4,395

Income Before Tax Provision               50         229           268      147

Provision For Income Taxes                15          76            92       49

NET INCOME                               $35        $153          $176      $98

Earnings Per Share of Common Stock     $0.20       $0.86         $0.98    $0.55

                                       BOL BANCSHARES, INC.

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)


                                                 June 30             June 30
(Amounts in thousands)                             2004                2003

NET INCOME                                         $176                 $98

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                     8                  26

COMPREHENSIVE INCOME                               $184                $124

                                    BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)



Six Months Ended June 30

(Amounts in thousands)                              2004               2003
OPERATING ACTIVITIES
Net Income                                           176                 98
Adjustments to Reconcile Net Income to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                           297                 (3)
 Depreciation and Amortization Expense               109                129
 Amortization of Investment Security Premiums         12                 83
 Accretion of Investment Security Discounts            -                  3
 (Increase) Decrease in Deferred Income Taxes         85                 62
 (Gain) Loss on Sale of Property and Equipment         -                  -
 (Gain) Loss on Sale of Other Real Estate            (88)                 -
 (Increase) Decrease in Other Assets                  12                (94)
 (Decrease) Increase in Other Liabilities and
  Accrued Interest                                  (138)                99
Net Cash Provided by (Used in) Operating Activities  465                377

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                             8,000             15,987
 Purchases of Held-to-Maturity Investment
Securities                                        (8,023)           (16,000)
 Proceeds from Sale of Property and Equipment          5                  8
 Purchases of Property and Equipment                (150)               (76)
 Proceeds from Sale of Other Real Estate             295                  -
 Purchases of Other Real Estate                        -             (1,107)
 Net (Increase) Decrease in Loans                 (2,415)            (3,441)
Net Cash Provided by (Used in) Investing Activities
                                                  (2,288)            (4,629)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                   (3,226)               461
 Proceeds from Issuance of Long-Term Debt              -              1,753
 Preferred Stock Retired                              (0)               (20)
 Principal Payments on Long Term Debt                 (6)            (1,758)
Net Cash Provided by (Used in) Financing Activities
                                                  (3,232)               436

Net Increase in Cash and Cash Equivalents         (5,055)            (3,816)
Cash and Cash Equivalents - Beginning of Year     15,114             22,124
Cash and Cash Equivalents - End of Period        $10,059            $18,308

                                           BOL BANCSHARES, INC.

				                  (Unaudited)



SUPPLEMENTAL DISCLOSURES:                                  2004           2003
Additions to Other Real Estate through Foreclosure            -          1,107
Cash Paid for Interest                                      172            289
Cash (Paid) Received for Income Taxes                       (85)             -
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                              12             38

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

	The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc. and its bank subsidiary at June 30, 2004 compared to December 31, 2003 and the results of operations for the three and six months periods ended June 30, 2004 with the same periods in 2003. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.


	On April 19, 2004, the Bank obtained an unsecured outstanding letter of credit from a bank totaling $200,000, which has an automatic annual renewal. The letter of credit was obtained in the Bank's ordinary dealings with MasterCard International Incorporated.

	On May 11, 2004, the Board of Directors of the Bank approved Mr. Frank LaBiche as a new director.


JUNE 30, 2004 COMPARED WITH DECEMBER 31, 2003

BALANCE SHEET

	Total Assets at June 30, 2004 were $95,615,000 compared to $98,810,000 at December 31, 2003 a decrease of $3,195,000 or 3.23%. Federal Funds Sold decreased $3,620,000 or 50.24% to $3,585,000 at June 30, 2004 from $7,205,000 at December 31, 2003, Cash and Due from Banks decreased $1,435,000 or 18.14% Other Real Estate decreased $207,000 due to the sale of the property and Other Assets decreased $108,000. Total loans increased $2,118,000 or 3.48% to $62,918,000 at June 30, 2004 from $60,800,000 at December 31, 2003 Investment
Securities increased $22,000 or .11% to $19,544,000 at June 30, 2004 from $19,522,000 at December 31, 2003 and Property, Equipment & Leasehold Improvements increased $35,000.

	Total deposits decreased $3,227,000 or 3.63% to $85,638,000 at June 30, 2004 from $88,865,000 at December 31, 2003. Total non-interest bearing deposits decreased $1,057,000 and interest-bearing accounts decreased $2,170,000. Notes Payable decreased $5,000 and Other Liabilities decreased $146,000. Shareholder's Equity increased $183,000 to $6,782,000 at June 30, 2004 from $6,599,000 at December 31, 2003 due mainly to an increase in earnings of $176,000 and an increase of $8,000 in accumulated other comprehensive income.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003.

INCOME

	The Company's net income for the six months ended June 30, 2004 was $176,000 or $.98 per share an increase of $78,000 from the Company's total net income of $98,000 for the same period last year. Interest income increased $193,000 for the six months ended June 30, 2004 over the same period last year. This was caused by an increase in the interest yield on loans from 5.92% at June 30, 2003 to a yield of 6.03% at June 30, 2004 and an increase in interest rate spreads from 3.61% to 4.13% at June 30, 2004. The .32% increase in the yields on interest earning assets was supplemented by lower rates paid on interest-bearing liabilities that declined .20% from an average of .54% as of June 30, 2003 to .34% as of June 30, 2004. Interest expense decreased $125,000 for the six months ended June 30, 2004 over the same period last year.
	The provision for loan losses increased $300,000 due to an expense of $297,000 at June 30, 2004 from a credit of $3,000 at June 30, 2003. This credit of $3,000 was due mainly to the recovery of a charged off account in the amountof $270,000 in 2003.
	Noninterest income increased $38,000 for the six months period as compared to the same period last year. This increase was primarily due to the sale of an ORE parcel for a gain of $88,000, a decrease of $23,000 in service charges on deposit accounts, a decrease of $14,000 in cardholder & other credit card income, and a decrease of $13,000 in other operating income. Noninterest expense decreased $65,000 for the six months period as compared to the same period last year. Salaries and employee benefits decreased $55,000, communications decreased $52,000, while loan & credit card expenses increased $62,000 and professional fees increased $44,000.
	The provision for income taxes increased $43,000 compared to the same period last year.

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

INCOME

	Income for the second quarter of 2004 was $35,000 compared to $153,000 for the same period last year. The most significant factor contributing to this $118,000 decrease in income is an increase of $305,000 in provision for loan losses. In 2003, a large recovery of $270,000 was booked to the loan loss provision account decreasing the amount necessary to replenish the allowance for loan losses. This compares to the expense as of June 30, 2004 of $190,000 in provision expense without any large recoveries.
	Interest income increased $30,000 over the same period last year. Interest on loans increased $59,000 from $1,819,000 at June 30, 2003 to $1,878,000 at June 30, 2004 and interest received from investment securities and federal funds sold decreased $29,000. This was due to an increase of $3,194,000 in the average balance of loans from $60,053,000 at June 30, 2003 to $63,247,000 at June 30, 2004. The .07% increase in the yields on interest earning assets was supplemented by lower rates paid on interest-bearing liabilities that declined .09% from an average of .26% as of June 30, 2003 to ..17% as of June 30, 2004. Interest expense decreased $53,000 for the six months ended June 30, 2004 over the same period last year.
	Noninterest income increased $49,000 for the three-month period as compared to the same period last year. This increase was primarily due to the sale of an ORE parcel for a gain of $88,000, a decrease of $25,000 in service charges on deposit accounts, and a decrease of $14,000 in cardholder & other credit card income. Noninterest expense increased $6,000 for the three-month period as compared to the same period last year.

	The provision for income taxes decreased $61,000 compared to the same period last year.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

	The regular annual meeting of shareholders of BOL BANCSHARES, INC., was held on April 13, 2004. All incumbent directors were re-elected. Laporte, Sehrt, Romig and Hand was approved as the independent auditors. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected to continue their term as directors and the number of shares cast. The total shares voting were 132,067.

                                          Number of Shares
         Nominee                       For        Against       Abstain
James A. Comiskey                  131,671            228           168
Lionel J. Favret                   131,671            228           168
Leland L. Landry                   131,671            228           168
Douglas A. Schonacher              131,671            228           168
G. Harrison Scott                  131,671            228           168
Shannon S. Chouest                 131,671            228           168

Item 6 Exhibits and Reports on Form 8-K

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



								BOL BANCSHARES, INC.
								(Registrant)



				                  	/s/ G. Harrison Scott
August 10, 2004						G. Harrison Scott
Date								Chairman
								(in his capacity as a duly
                                                authorized
								officer of the Registrant)






                                                /s/ Peggy L. Schaefer
								Peggy L. Schaefer
								Treasurer
								(in her capacity as Chief
                                                Accounting
								Officer of the Registrant)