Form 10QSB
period 2004-09-30
BOL BANCSHARES INC
filed 2004-11-18
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2004

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		0-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)	      	(IRS Employer Identification No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF October 31, 2004

Transitional Small Business Disclosure Format (Check one):  Yes /X/  No / /

                               BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


											   Page No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition					  3

		Consolidated Statements of Income (Loss)	       		  4

		Consolidated Statements of Comprehensive Income (Loss)        5

		Consolidated Statement of Cash Flow					  6

	Item 2: Management's Discussion and Analysis                  	  7

	Item 3: Controls and Procedures						  9

PART II.  Other Information

	Item 1.  Legal Proceedings                                          9


Item 6:  Exhibits and Reports on Form 8-K                                 9

A.	Exhibits

B.	Reports on Form 8-K
                     No reports have been filed on Form 8-K
                      During this quarter

	Signatures									 	 10

Part I. Financial Information

						BOL BANCSHARES, INC.

				  CONSOLIDATED STATEMENT OF CONDITION





                                                     Sept 30        Dec. 31,
(Amounts in Thousands)                                 2004           2003
                                                    UNAUDITED        AUDITED
ASSETS

Cash and Due from Banks
 Non-Interest Bearing Balances and Cash              $8,014          $7,909
Federal Funds Sold                                    1,775           7,205
Investment Securities
Securities Held to Maturity                          19,004          19,000
Securities Available for Sale                           534             522
Loans-Less Allowance for Loan Losses of $1,800 and
  Unearned Discount of $0                            64,542          60,800
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)               2,140           1,615
Other Real Estate                                         -             207
Other Assets                                          1,218           1,552
     TOTAL ASSETS                                   $97,227         $98,810

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                               $38,175         $36,980
 NOW Accounts                                        11,064          12,265
 Money Market Accounts                                4,317           5,081
 Savings Accounts                                    27,564          28,659
 Time Deposits, $100,000 and over                       428             427
 Other Time Deposits                                  5,892           5,453
     TOTAL DEPOSITS                                  87,440          88,865
Notes Payable                                         2,191           2,199
Other Liabilities                                     1,015           1,147
     TOTAL LIABILITIES                               90,646          92,211
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,185,100 Shares Issued and Outstanding in 2004
 2,187,899 Shares Issued and Outstanding in 2003      2,185           2,188
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                  179             179
Accumulated Other Comprehensive Income                  276             268
Capital in Excess of Par - Retired Stock                 86              84
Undivided Profits                                     3,880           3,468
Current Earnings (Loss)                                (25)             412
     TOTAL STOCKHOLDERS' EQUITY                       6,581           6,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $97,227         $98,810

						BOL BANCSHARES, INC.

				CONSOLIDATED STATEMENT OF INCOME (LOSS)
							(Unaudited)



                                        Three months ended    Nine months ended
                                             Sept 30                Sept 30
(Amounts in Thousands)                    2004     2003        2004      2003

INTEREST INCOME
Interest and Fees on Loans              $1,726   $1,848      $5,496    $5,335
Interest on Investment Securities          107      114         306       340
Interest on Federal Funds Sold              15       22          50       120
Total Interest Income                    1,848    1,984       5,852     5,795
INTEREST EXPENSE
Interest on Deposits                        54       73         152       279
Other Interest Expense                      11       11          31        31
Interest Expense on Notes Payable            1        1           3         4
Interest Expense on Debentures              31       32          93       110
Total Interest Expense                      97      117         279       424
NET INTEREST INCOME                      1,751    1,867       5,573     5,371
Provision for Loan Losses                  193      130         490       127
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                          1,558    1,737       5,083     5,244
NONINTEREST INCOME
Service Charges on Deposit Accounts        288      290         830       855
Cardholder & Other Credit Card Income      168      189         519       554
ORE Income                                   -      418          88       418
Other Operating Income                      69       54         161       159

Total Noninterest Income                   525      951       1,598     1,986
NONINTEREST EXPENSE
Salaries and Employee Benefits           1,030    1,028       3,028     3,081
Occupancy Expense                          407      287       1,210     1,119
Communications                              88      105         254       323
Loan & Credit Card Expense                 269      298         945       912
Professional Fees                          104       85         310       247
ORE Expense                                  -       76          21        98
Other Operating Expense                    489      474         949       968
Total Noninterest Expense                2,387    2,353       6,717     6,748

Income (Loss) Before Tax Provision       (304)      335        (36)       482

Provision (Benefit) For Income Taxes     (103)      115        (11)       164

NET INCOME (LOSS)                       ($201)     $220       ($25)      $318

Earnings Per Share of Common Stock     ($1.12)    $1.23     ($0.14)     $1.78

						BOL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
							(Unaudited)

                                                Sept 30         Sept 30
(Amounts in thousands)                            2004            2003

NET INCOME (LOSS)                                ($25)            $318

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period                           8               36

COMPREHENSIVE INCOME (LOSS)                      ($17)            $354

                                     BOL BANCSHARES, INC.

				  	    STATEMENTS OF CASH FLOWS
				                  (Unaudited)



Nine Months Ended September 30


(Amounts in thousands)                                     2004          2003
OPERATING ACTIVITIES
Net Income (Loss)                                          (25)           318
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
 Provision for Loan Losses                                  490           127
 Depreciation and Amortization Expense                      158           195
 Amortization of Investment Security Premiums                19            85
 Accretion of Investment Security Discounts                   -             3
 (Increase) Decrease in Deferred Income Taxes               (19)          182
 (Gain) Loss on Sale of Property and Equipment                -             -
 (Gain) on Sale of Other Real Estate                        (88)         (418)
 (Increase) Decrease in Other Assets                        365            (5)
 Increase (Decrease) in Other Liabilities and
  Accrued Interest                                         (149)           283
Net Cash Provided by Operating Activities                   751            770

INVESTING ACTIVITIES

Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                    8,000         15,987
 Purchases of Held-to-Maturity Investment
Securities                                               (8,023)       (19,026)
 Proceeds from Sale of Property and Equipment                 8              9
 Purchases of Property and Equipment                       (691)          (103)
 Proceeds from Sale of Other Real Estate                    295          1,525
 Net (Increase) in Loans                                 (4,231)        (4,696)

Net Cash Provided by (Used in) Investing Activities      (4,642)        (6,304)

FINANCING ACTIVITIES
 Net (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                          (1,425)        (2,392)
 Proceeds from Issuance of Long-Term Debt                     -              -
 Preferred Stock Retired                                     (1)           (20)
 Principal Payments on Long Term Debt                        (8)            (8)
Net Cash Provided by (Used in) Financing Activities      (1,434)        (2,420)

Net (Decrease) in Cash and Cash Equivalents              (5,325)        (7,954)
Cash and Cash Equivalents - Beginning of Year            15,114         22,124
Cash and Cash Equivalents - End of Period                $9,789        $14,170

                                            BOL BANCSHARES, INC.

				                  (Unaudited)


SUPPLEMENTAL DISCLOSURES:                                2004           2003

Additions to Other Real Estate through Foreclosure          -          1,107
Cash Paid for Interest                                    288            437
Cash (Paid) Received for Income Taxes                    (85)              -
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                            12             54

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc.
and its bank subsidiary at September 30, 2004 compared to December 31, 2003 and the results of operations for the three and nine months periods ended September 30, 2004 with the same periods in 2003. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

SEPTEMBER 30, 2004 COMPARED WITH DECEMBER 31, 2003

BALANCE SHEET

	Total Assets at September 30, 2004 were $97,227,000 compared to $98,810,000 at December 31, 2003 a decrease of $1,583,000 or 1.60%. Federal
Funds Sold decreased $5,430,000 or 75.36% to $1,775,000 at September 30, 2004 from $7,205,000 at December 31, 2003, Cash and Due from Banks increased $105,000 or 1.33%, Other Real Estate decreased $207,000 due to a sale of OREO property and Other Assets decreased $334,000. Total loans increased $3,742,000 or 6.15% to $64,542,000 at September 30, 2004 from $60,800,000 at December 31,
2003 Investment Securities increased $16,000 or .08% to $19,538,000 at September 30, 2004 from $19,522,000 at December 31, 2003 and Property, Equipment & Leasehold Improvements increased $525,000.

	Total deposits decreased $1,425,000 or 1.60% to $87,440,000 at September 30, 2004 from $88,865,000 at December 31, 2003. Total non-interest bearing deposits increased $1,195,000 and interest-bearing accounts decreased $2,620,000. Notes Payable decreased $8,000 and Other Liabilities decreased $132,000. Shareholder's Equity decreased $18,000 to $6,581,000 at
September 30, 2004 from $6,599,000 at December 31, 2003 due to a net loss at September 30, 2004 of ($25,000) offset by an increase $8,000 in accumulated other comprehensive income.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003.

INCOME (LOSS)

	The Company's net loss for the nine months ended September 30, 2004 was $25,000 or ($.14) per share a decrease of $343,000 from the Company's total net income of $318,000 for the same period last year. Interest income increased $57,000 for the nine months ended September 30, 2004 over the same period last year. This was caused by an increase in the average balance of loans offset by a decrease in the interest yield on loans from 9.15% at September 30, 2003 to a yield of 8.71% at September 30, 2004 and an increase in interest rate spreads from 6.41% to 6.57% at September 30, 2004. The .16% increase in the yields on interest earning assets was supplemented by lower rates paid on interest-bearing liabilities that declined .22% from an average of .75% as of September 30, 2003 to .53% as of September 30, 2004. Interest expense decreased $145,000 for the nine months ended September 30, 2004 over the same period last year.
	The provision for loan losses increased $363,000 due to an expense of $490,000 at September 30, 2004 from $127,000 at September 30, 2003. This increase was due mainly to the recovery of a charged off account in the amount of $270,000 in 2003.
	Noninterest income decreased $388,000 for the nine months period as compared to the same period last year. This decrease was primarily due to the sale of an ORE parcel for a gain of $418,000 in 2003, a decrease of $25,000 in service charges on deposit accounts, and a decrease of $35,000 in cardholder & other credit card income. Noninterest expense decreased $31,000 for the nine months period as compared to the same period last year. Salaries and employee benefits decreased $53,000, communications decreased $69,000, while professional fees increased $63,000 and loan & credit card expenses increased $33,000. Management exerted a concentrated effort to reduce noninterest expense. In addition, an in-depth analysis was conducted to ascertain the feasibility of outsourcing the Bank's credit card processing and customer service. The study concluded that outsourcing credit card operations should prove beneficial in reducing expenses. Therefore, on April 13, 2004 the Board approved the intent to outsource its credit card operations to Certegy. Preliminary conversion measures began in July and on September 24, 2004 the Bank converted its credit card operations to Certegy, retaining only the credit and collections aspects of the operation in house.
	The provision for income taxes decreased $175,000 compared to the same period last year from an expense of $164,000 in 2003 to a tax benefit of $11,000 in 2004.

THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

INCOME (LOSS)

	The net loss for the third quarter of 2004 was $201,000 compared to a income of $220,000 for the same period last year. The most significant factor contributing to this $421,000 decrease in income is a decrease of $418,000 in OREO income due to the sale of an OREO parcel in 2003.
	Interest income decreased $136,000 over the same period last year. Interest on loans decreased $122,000 from $1,848,000 at September 30, 2003 to $1,726,000 at September 30, 2004 and interest income from investment securities and federal funds sold decreased $14,000. This was due to a .13% decrease in the yields on interest earning assets. Interest expense decreased $20,000 for the three months ended September 30, 2004 over the same period last year.
	Noninterest income decreased $426,000 for the three-month period as compared to the same period last year. This decrease was primarily due to the sale of an ORE parcel for a gain of $418,000 in 2003, and a decrease of $21,000 in cardholder & other credit card income from 2003. Noninterest expense increased $34,000 for the three-month period as compared to the same period last year.

	The provision for income taxes decreased $218,000 compared to the same period last year from an expense of $115,000 in 2003 to a tax benefit of $103,000 in 2004.

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

PART II.  Other Information

Item 1 Legal Proceedings

The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. The Bank was unsuccessful and the loss of $273,000 is reflected in the financial statements. The Bank will pursue other means of legal recourse in this matter.

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



								BOL BANCSHARES, INC.
								(Registrant)


				                  	/s/ G. Harrison Scott
November 17, 2004                                G. Harrison Scott
Date								Chairman
								(in his capacity as a duly
authorized
								officer of the Registrant)





                                                /s/ Peggy L. Schaefer
						            Peggy L. Schaefer
								Treasurer
								(in her capacity as Chief
Accounting
								Officer of the Registrant)