Form 10KSB
period 2004-12-31
BOL BANCSHARES INC
filed 2005-03-31
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
					____________________________

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total Revenue for fiscal year ended December 31, 2004: $9,844,599

Based upon the $13.00 per share sales as of February 28, 2005, the aggregate market value of the voting common equity stock held by non-affiliates of the registrant was approximately $981,786. For this purpose, certain executive officers and directors are considered affiliates.

The number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2004 was approximately 179,145.

Transitional Small Business Disclosure Format:  Yes____ No  X

					Cross Reference Index


	                                                          Page

Part I

Item 1:	Business								 3
Item 2:	Properties								 4
Item 3:	Legal Proceedings							 6
Item 4:	Submission of Matters to a Vote of Security Holders	 6

Part II

Item 5:	Market for Registrant's Common Equity and Related      7
              Stockholder
Item 6:	Management's Discussion and Analysis 			 8
Item 7:	Financial Statements and Supplementary Data           28
Item 8:	Changes in and Disagreements with Accountants and
              Financial Disclosure                                63
Item 8A:    Controls and Procedures                               63

Part III

Item 9:	Directors and Executive Officers of the Registrant	63
Item 10:	Executive Compensation						64
Item 11:	Security Ownership of Certain Beneficial Owners and
              Management                                          65
Item 12:	Certain Relationships and Related Transactions		66
Item 13:	Exhibits and Reports on Form 8-K
            (a) Exhibits							68
		(b) Reports	on Form 8-K			                  67
Item 14:	Principal Accountant Fees and Services                67
Signatures										68

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

Banking Products and Services
	The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts ("IRAs"), savings and other time deposits of various types, and business, real-estate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below. Other services include letters of credit, safe deposit boxes, money orders, traveler's checks, credit cards, wire transfer, e-banking, night deposit, and drive-in facilities. Prices and rates charged for services offered are competitive with the area's existing financial institutions in the Bank's primary market area.
	The Bank offers a wide variety of fixed and variable rate loans to qualified borrowers. With regard to interest rates, the Bank continues to meet legal standards while remaining competitive with the existing financial institutions in its market area. The specific types of loans that the Bank offers include the following:

	Consumer Loans. The Bank's consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational loans.
	Real Estate Loans. The Bank's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
	Commercial Loans (Secured and Unsecured). The Bank's commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2004, the Bank held $14,204,000 in credit card debt.
	The Bank has a number of proprietary accounts it services which is included above. These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2004, the Bank held $1,332,000 in proprietary accounts.
	Mortgage Lending. The Bank offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Bank sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.

Territory Served and Competition
	Market Area. The market area for the Bank is defined in the Bank's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. The population of New Orleans remains constant with approximately 500,000 persons. The population of Jefferson and St. Tammany Parishes were approximately 650,000 as of December 31, 2004.
	Competition. The Bank competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. The economy of New Orleans is supported by the tourism, shipping, and energy industries. The Bank has no material concentration of deposits from any single customer or group of customers, nor is a significant portion of its loans concentrated in a single industry or group of related industries. There are no material seasonal factors that have any adverse effect on the Bank. The Bank does not rely on foreign sources of funds or income, and the Bank does not expend any material percentage of its income in complying with applicable environmental laws.

Employees
	As of December 31, 2004, the Bank had 119 full-time and approximately 9 part-time employees. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Bank. See "Executive Compensation".

Item 2 Description of Property
	In addition to its main office, the Bank has six branch locations and an operations center. Set forth below is a description of the offices of the Bank.
	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana.

On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. Subsequently, on December 6, 1991, the Bank purchased the building from the Company. The original purchase was financed by a loan from former director Edward J. Soniat to the Company. As of December 31,
2004, there is a balance of $24,163 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Bank occupies the ground floor and the fourth floor. The second and third floors are leased to the LeMoyne Bienville Club. Rental income received from the club is $2,543 per month. The club's lease commenced December 15, 2003 and terminates on December 15, 2018.
	Carrollton Branch. The Carrollton Branch of the Bank is located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana.
The premises consist of approximately 4,700 total square feet of office space, and parking is provided by the shopping center. The Bank leases the office space on a month-to-month basis from Carrollton Central Plaza.
Monthly lease payments are $3,096 per month.
	Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana.
The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Bank leases the office space from Severn
South Partnership, an affiliate of the Bank. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June 1, 1999, and terminates on May 31, 2005. The lease payments are $12,456, plus a percentage of operating costs, per month.
	Oakwood Branch. The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consist of approximately 4,160 total square feet of office space, which includes 1,560 square feet designated for its drive-in facility.
Parking is provided by the shopping center. The Bank leases the building from Oakwood Shopping Center, Ltd. The lease commenced on June 1, 2001, and terminates on May 31, 2006. The lease payments are $16,271 per month.
	Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The Bank leases the building from Belle Meade Developers. The lease commenced on January 1, 2001, and terminates on December 31, 2005. The lease payments are $6,977 per month.
	Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately
50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2004 totaled $120,204.
Tammany Mall Branch. The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately
4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Bank leased the building from Tammany Mall Partnership, an affiliate of the Bank. On September 1, 2004 for a price of $499,058, the Subsidiary Bank purchased the building. For the year ended December 31, 2004, $49,600 was paid to Tammany Mall Partnership in rent expense before the purchase. For the years ended December 31, 2003 and 2002, $74,400 was paid to Tammany Mall Partnership in rent expense. See "Certain Relationships and Related Transactions".
	Operations Center. The Bank's operations center, which houses its accounting, audit, data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Bank leases 16,169 square feet from Severn South Partnership, an affiliate of the Bank, under two separate leases. See "Certain Relationships and Related Transactions." Pursuant to that certain Amendment to Lease dated May 1, 1999, amending both leases the current lease terms for both leases commenced on June 1, 1999, and terminate on May 31, 2005. The lease payments total $21,909, plus a percentage of operating costs, per month.

Item 3 Legal Proceedings
Because of the nature of the banking industry in general, the Company and the Bank are each parties from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition. Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company's consolidated financial statements.
	The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
	1.  The Bank is a defendant in a lawsuit filed in 1991 in Civil
District Court for the Parish of Orleans by another bank alleging that the Bank was responsible and played an active part in a check-kiting scheme involving a customer of both the Bank and the plaintiff. The plaintiff is currently seeking to recover in excess of $979,000, plus judicial interest from approximately August 7, 1991 until paid, for a "theoretical" exposure to the Bank of approximately $1.8 Million. The Bank has brought a counterclaim for approximately $152,000 with respect to losses it incurred as a result of the plaintiff's role in such check-kiting scheme. In addition to seeking recovery of these losses, the Bank claims that the plaintiff interfered with its employee relations regarding two officers. Since the litigation began, the plaintiff has merged into another bank. Unbeknownst to the Bank, a separate entity purchased the litigation against the Bank, together with a basket of notes, for $1,250,000. This entity then filed bankruptcy. On
December 8, 2004, the Bank tendered payment of $9,315 pursuant to the provisions of Article 2652 of the Louisiana Civil Code which controls the rights of litigious redemption. The Trustee has rejected the tender and intends to proceed against the Bank in bankruptcy court on the initial
$979,000 claim. The bank that merged with the original plaintiff bank has asked the bankruptcy court to have that claim decided in bankruptcy court as opposed to Civil District Court. It is highly likely that all of these matters will be resolved in the bankruptcy within the next six to nine months.
	2. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. A judgment was obtained against the Bank in the United States Bankruptcy Court for the Southern District of Texas for approximately $450,000. In 2000 the District Court for the Southern District of Texas rendered its judgment which dismissed Adversary No. 96-4354 for lack of jurisdiction. The Bankruptcy Court declined to act on the motion pending the outcome of the plaintiff's appeal to the Fifth Circuit Court of Appeals.
In 2001, the Fifth Circuit affirmed the District Court's dismissal of
Adversary No. 96-4354. As a result, the Bank renewed its motion to release the funds in the Registry of the court in Adversary No. 96-4541. The
Bankruptcy court denied the Bank's motion to release the funds. From that order the Bank has appealed to the District Court for the Southern District of Texas. That appeal resulted in an order for the District Court to pay over the funds to the Bank. The Plaintiff has appealed that order to the Fifth Circuit Court of Appeals and the matter is pending. It is anticipated that the Bank will ultimately recover approximately $350,000 in the registry.
	3. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. Should the Bank be unsuccessful, it will suffer a loss of $273,000. The trial was set for January 2004 but was abruptly canceled by the court, which ordered mediation. Mediation did not result in settlement and the matter was retried. The Bank was unsuccessful and the loss of $273,000 is reflected in the financial statements. This case is now on appeal to the Fifth Circuit.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the fourth quarter of fiscal year 2004 to a vote of security holders, through the solicitation of proxies.



Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2003, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2004, the Company had approximately 618 shareholders of record. There were no dividends declared on common stock for the years ended 2004 or 2003.


2004

                                    High                Low
First Quarter                      $13.00             $13.00
Second Quarter                        -                  -
Third Quarter                         -                  -
Fourth Quarter                        -                  -



2003


First Quarter                       $7.00              $6.49
Second Quarter                        -                  -
Third Quarter                        8.00               8.00
Fourth Quarter                        -                  -

	No dividends were paid on shares of Company Common stock in 2004 or 2003.

Annual Shareholders Meeting
	The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 12, 2005 at 3:30 p.m.

Independent Auditors
Laporte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2004, and 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.


Overview
	Since its inception, the Company has pursued a strategy of maintaining its present size by providing a full range of quality financial services in selected market areas. As of December 31, 2004, the Company's total assets were $93,227,000 as opposed to $98,810,000 at December 31, 2003. The Company currently operates through seven locations, five in the metropolitan New Orleans area and two in St. Tammany Parish.
	Loans comprise the largest single component of the Bank's interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank's loans totaled $63,294,000 and $60,800,000 net of unearned discount and Allowance for Loan Losses at December 31, 2004 and 2003, respectively. The Bank's net interest margin was 8.32% for the year ended December 31, 2004.
	Historically, credit card loans have been an important part of the Bank's total loan portfolio. However, the Bank has been diversifying its earning assets into commercial and installment loans. At December 31, 2004, credit card loans were $14,204,000 and represented 22.44% of the Bank's loan portfolio of $63,294,000. At December 31, 2003, credit card loans were $17,034,000 and represented 28.02% of the Bank's loan portfolio of $60,800,000.

	The Bank's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its proprietary accounts, so long as it can maintain the minimum required Tier 1 leverage ratio required by the FDIC. The Bank focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations
Net Income
The Company's net loss for 2004 was $39,000 or $(.21) per share, a decrease of $451,000 from the Company's net income of $412,000 in 2003. The most significant factor contributing to this $451,000 decrease in income is a decrease of $322,000 in OREO income due to the sale of an OREO parcel in 2003. During the year 2004, the Bank had non-recurring net income generated from the sale of two ORE properties in the amount of $98,000. Non-interest expense decreased $60,000 from $8,982,000 in 2003 to $8,922,000 in 2004. In
2004, the Bank incurred a loss of $271,000 from a lawsuit that the Bank is appealing. Management exerted a concentrated effort to reduce noninterest expense. A study concluded that outsourcing the credit card operations should prove beneficial in reducing expenses, therefore in the third quarter of 2004, the Bank outsourced its credit card operations.
The Company's net income for 2003 was $412,000 or $2.30 per share, an increase of $448,000 from the Company's net loss of $36,000 in 2002. During the year 2003, the Bank had non-recurring net income generated from the sale of ORE in the amount of $420,000.
	The Company's net loss for 2002 was $36,000 or $(.20) per share, a decrease of $372,000 from the Company's net income of $336,000 in 2001. This was due to a reduction in interest rates of federal funds, a reduction in interest rate spreads and a reduction in the credit card outstanding. During the year 2001, the Bank had non-recurring net income generated from the sale of ORE in the amount of $661,000.


Net Interest Income/Margin
Taxable-equivalent income on loans increased $18,000 or .25%, from $7,233,000 in 2003 to $7,251,000 in 2004. The interest income on federal funds sold decreased $91,000. This was due to the decrease in the federal funds average balance from $13,267,000 in 2003 to $5,004,000 in 2004. The interest income on investment securities decreased $30,000 from $447,000 earning 2.42% in 2003 to $417,000 earning 2.13% in 2004. The .26% increase in the yields on interest earning assets was offset by lower rates paid on interest-bearing liabilities, which declined .22% from an average of .94% in 2003 to .72% in 2004. The average balance of noninterest demand deposits decreased 4.02% or $1,485,000 from $36,901,000 in 2003 to $35,416,000 in 2004.
	The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table:

TABLE 1 Average Balances, Interests and Yields

                                         2004                    2003
                                Average                  Average
(Dollars in Thousands)         Balance Interest Rate    Balance Interest Rate

ASSETS

INTEREST-EARNING ASSETS:
 Loans, net of unearned income (1)(2)
  Taxable                      63,742   7,251  11.38%   60,464  7,233  11.96%
  Tax-exempt                        0                        0
Investment securities
  Taxable                      19,580     417   2.13%   18,487    447   2.42%
  Tax-exempt                        0                        0
Interest-bearing deposits           0                        0
Federal funds sold              5,004      53   1.05%   13,267    144   1.09%
  Total Interest-Earning Assets
                               88,326   7,721   8.74%   92,218  7,824   8.48%
Cash and due from banks         5,165                    5,351
Allowance for loan Losses      (1,796)                  (1,800)
Premises and equipment          1,821                    1,640
Other Real Estate                 177                      750
Other assets                    1,281                    2,263
  TOTAL ASSETS                 94,974                  100,422
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               15,669     32   0.20%   16,678     36   0.22%
Savings deposits               27,991     96   0.34%   29,558    158   0.53%
 Time deposits                  5,964     76   1.27%    7,178    142   1.98%
  Total Interest-Bearing Deposits
                               49,624    204   0.41%   53,414    336   0.63%
Federal Funds Purchased            38      1   2.63%        0      0      0
Securities sold under agreements
to repurchase                       0                       0
Other Short-term borrowings         0                       0
Long-Term debt                  2,193    169   7.71%    2,204    188   8.54%
 Total Int-Bearing Liabilities 51,855    374   0.72%   55,618    524   0.94%
Noninterest-bearing deposits   35,416                  36,901
Other liabilities                 945                   1,510
Shareholders' equity            6,758                   6,393
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          94,974                 100,422
Net Interest Income                    7,347                   7,300
Net Interest Spread                            8.02%                  7.54%
Net Interest Margin                            8.32%                  7.92%
(1) Fee income relating to loans of $929,000 in 2004 and $801,000 in 2003 is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the two years ended December 31, 2004, and 2003 using a federal tax rate of 34%.

TABLE 2 Rate/Volume Analyses (1)

                                      2004 Compared to 2003
                                           Change in
                                     Interest Due to  Total
(Dollars in Thousands)               Rate   Volume   Change
Net Loans:
 Taxable                             (374)    392      18
 Tax-Exempt (2)                        -       -        -
Investment Securities
 Taxable                              (56)     26     (30)
Tax-Exempt (2)                         -       -        -
Interest-Bearing Deposits              -       -        -
Federal Funds Sold                     (2)    (89)    (91)
   Total Interest Income             (432)    329    (103)
 Deposits:
 Demand Deposits                       (2)     (2)     (4)
 Savings Deposits                     (54)     (8)    (62)
 Time Deposits                        (42)    (24)    (66)
  Total Interest-Bearing Deposits     (98)    (34)   (132)
Federal Funds Purchased                 1       -       1
Securities Sold under
Agreements to Repurchase                -       -       -
Other Short-Term Borrowings             -       -       -
Long-Term Debt                        (18)     (1)    (19)
  Total Interest Expense             (115)    (35)   (150)


(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.

Provision for Loan Losses
	Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.
	At December 31, 2004, the allowance for possible loan losses was $1,800,000 and was the same amount at December 31, 2003. In 2004, the provision or loan losses was $624,000 compared to $198,000 in 2003. Net charge-offs were $624,000 for 2004 compared to net charge-offs of $198,000 in 2003. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 3 Allowance for Loan Losses

                                            December 31,
                                         2004         2003

(Dollars in Thousands)
Balance at beginning of period          $1,800       $1,800
Charge-Offs:
 Commercial                                  5           29
 Real estate                                10            0
 Installment                                31           87
 Credit Cards                              888          733
Total Charge-offs                          934          849
Recoveries:
 Commercial                                  0            3
Real estate                                 16          281
 Installment                                 6            6
 Credit Cards                              288          361
Total Recoveries                           310          651
Net charge-offs                            624          198
Provision for loan losses                  624          198
Balance at end of period                $1,800       $1,800
Ratio of net charge-offs during period
 to average loans outstanding             0.98%        0.33%
Allowance for possible loan losses as a
 percentage of loans                      2.77%        2.88%

Noninterest Income
	An important source of the Company's revenue is derived from noninterest income. Noninterest income for 2004 was $2,123,000 compared to $2,524,000 in 2003 for a decrease of $401,000 or 15.89%. The decrease from 2003 is attributable to the sale of 1 parcel of Ore for a gain of $420,000 in 2003. During 2004 the Bank sold 2 parcels of ORE for a gain of $98,000.
The following table sets forth the major components of noninterest income for the last two years.

TABLE 4 Noninterest Income

                                                              $ Change
                                          December 31,        From Prior
                                         2004        2003     Year
(Dollars in Thousands)
Service Charges                          463          517      (54)
NSF Charges                              634          609       25
Gain on Sale of Securities                 0            0        0
Cardholder & Other Cr Card Inc           595          641      (46)
Membership Fees                           88          105      (17)
Other Comm. & Fees                        78           87       (9)
ORE Income                                14            0       14
Gain on Sale of ORE                       98          420     (322)
Rev of Litigation Settlement               0            0        0
Other Income                             153          145        8
   Total Noninterest Income           $2,123       $2,524    ($401)

Noninterest Expense
	The major categories of noninterest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company. Noninterest expense decreased $60,000 or .67% in 2004 to $8,922,000 from $8,982,000 in
2003. This decrease was primarily due to a decrease in Salaries & Benefits of $100,000, a decrease in Occupancy expenses of $90,000, and a decrease in Loan and Credit Card expenses of $221,000, These decreases are directly attributable to outsourcing the Bank's credit card processing. The offset to this reduction is payment to the third party vendor providing the service as reflected in "Outsourcing Fees" of $307,000. An increase in Misc. Losses of $205,000 occurred due to a loss of $271,000 from a lawsuit that the Bank is appealing.
	The following table sets forth the major components of noninterest expense for the last two years:

TABLE 5 Noninterest Expense
                                                           $ Change
                                         December 31,      From Prior
                                     2004          2003    Year
(Dollars in Thousands)
Salaries & Benefits                  4,043         4,145      (102)
Occupancy Expense                    1,584         1,672       (88)
Advertising Expense                      7            54       (47)
Communications                         164           187       (23)
Postage                                168           236       (68)
Outsourcing Fees                       307             0       307
Loan & Credit Card Expense           1,020         1,241      (221)
Professional Fees                      169           122        47
Legal Fees                             260           221        39
Insurance & Assessments                120           101        19
Stationery, Forms & Supply             227           264       (37)
Promotional Expenses                   124           120         4
ORE Expenses                            31           102       (71)
Misc. Losses                           352           147       205
Other Operating Expense                346           370       (24)
   Total Noninterest Expense        $8,922        $8,982      ($60)

Provision for Income Taxes
	Income tax benefit was $37,000 in 2004, compared to income tax expense of $233,000 in 2003. The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks. The Company's effective tax rate approximated statutory rates.

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

Interest Rate Sensitivity
	The major elements management utilizes monthly to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Bank's policy not to invest in derivatives in the ordinary course of business. The Bank performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company's balance sheet at December 31, 2004, has a net interest sensitive asset gap of 32.46% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive asset gap of 8.07%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2004, as well as the cumulative position at December 31, 2004:

TABLE 6 Interest Rate Sensitivity Analysis

                                       December 31, 2004
Over
                         30     60      90      120      180      One    One
                        Days   Days    Days     Days     Days     Year   Year
(Dollars in Thousands)
Total
 Earning Assets
Securities-HTM           -      -    3,000       -     8,000    5,000   3,000
Securities - AFS         -      -       -        -        -        -      534
Loans                13,603  2,857   3,955    3,267    5,947   29,698  5,766
Federal funds sold       -      -       -        -        -        -      -
Total Earning Assets 13,603  2,857   6,955    3,267   13,947   34,698  9,300

Non Earning Assets       -      -       -        -        -        -   8,600

TOTAL ASSETS         13,603  2,857   6,955    3,267   13,947   34,698 17,900
 Interest-Bearing Liabilities
Savings & Now accounts
                     11,293     -       -    27,432       -        -      -
Money market          3,830     -       -        -        -        -      -
CD's < $100,000         343    355     302      559      691    2,073    757
CD's > $100,000         120    100     200      108       -        -      -
Federal Funds            -      -       -        -        -        -      -
    purchased
Repurchase agreements    -      -       -        -        -        -      -
Other short-term         -      -       -        -        -        -      -
borrowings
Notes payable            -      -       -        -        -       411  1,777
Total Interest-Bearing
                     15,586    455     502   28,099      691    2,484  2,534
Liabilities
Non Costing
Liabilities              44     -       -        -        -        -  42,832
TOTAL LIABILITIES    15,630    455     502   28,099      691    2,484 45,366
Interest Sensitivity Gap
                     (2,027) 2,402   6,453  (24,832)  13,256   32,214(27,466)
Cumulative Gap       (2,027)   375   6,828  (18,004)  (4,748)  27,466     -
Cumulative Gap/Total Interest-
 Earning Assets       -2.40% -0.44%   8.07%  -21.27%   -5.61%   32.46%  0.00%
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

	Net cash from operating activities primarily results from net income adjusted for the following non-cash items: the provision for loan losses; depreciation and amortization; fair value adjustments on foreclosed property; and deferred income taxes or benefits. The Bank's liquidity has decreased due to management's strategy of reducing deposits until loan demand increases and the interest rate environment improves.
	Significant financing activities generally include core deposits, securities sold under agreements to repurchase, and long-term debt. The Bank anticipates capital needs will be met from the growth in retained earnings.
	Financing activity cash flows from deposits, which decreased 6.50% to $83,089,000 in 2004 from $88,864,000 in 2003, or $5,775,000, was the primary reason for the reduction in liquidity. The Bank had unused sources of liquidity in the form of unused federal funds lines of $3,000,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank's principal amount of unpledged investment securities. The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints. Management believes that its core deposit strength minimizes the risk of deposit runoff.
	There are no known trends, events, regulatory authority recommendations, or uncertainties that the Company is aware of that will have, or that are likely to have a material adverse effect on the Company's liquidity, capital resources, or operations.

Loans
	The loan portfolio is the largest category of the Bank's earning assets. The following table summarizes the composition of the loan portfolio for the last two years:

TABLE 7 Loans Net by Category

                                              December 31,
                                          2004          2003
                                        (Dollars in Thousands)
Commercial, financial, &                 3,594         3,858
agricultural
Real estate-mortgage                    43,543        37,951
Personal Loans                           3,577         3,635
Credit cards-Visa, MasterCard           12,872        14,689
Credit cards-Proprietary                 1,332         2,345
Overdrafts                                 176           122
  Loans                                 65,094        62,600
Less:
 Unearned income                             0             0
 Deferred loan fees (costs), net             0             0
Allowance for possible loan losses       1,800         1,800
 Loans, net                            $63,294       $60,800

	At December 31, 2004, total loans outstanding were $63,294,000, compared to $60,800,000 at year-end 2003, an increase of $2,494,000 or 4.10%. Average total loans during 2004 increased $3,278,000 or 5.42%, to $63,742,000.
	In 2004 the Bank experienced an increase of $5,592,000 in real estate loans from $37,951,000 in 2003 to $43,543,000 in 2004, which was offset by a decrease in credit card loans of $2,830,000, a decrease in commercial loans of $264,000, and a decrease in personal loans of $58,000.

The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2003:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

                                       December 31, 2004
                                              Maturing
                                 Within        One To      Over
                                One Year       5 Years    5 Years    Total
(Dollars in Thousands)
Loan Maturity by Type
Commercial, financial and
 Agricultural                      2,374        1,199        15      3,588
Real estate construction, land
 and land development             34,134        9,154       255     43,543
All other loans                    3,486       14,477         0     17,963
    Total                        $39,994      $24,830      $270    $65,094


Rate Sensitivity of Loans
Loans:
 Fixed rate loans                 34,326       24,830       270     59,426
 Variable rate loans               5,144            0         0      5,144
 Non-Accrual Loans                   524            0         0        524
    Total                        $39,994      $24,830      $270    $65,094

	As of December 31, 2004 and 2003, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.

Non-performing Assets
Non-performing assets consist of non-accrual and restructured loans and other real estate owned. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. Other real estate owned is real property acquired by foreclosure or directly by title or deed transfer in settlement of debt.
	Non-performing assets at December 31, 2004, were $1,253,000, an increase of $273,000, or 27.86% from the $980,000 non-performing assets at December 31, 2003. During 2004, non-accrual loans decreased by $249,000 and other real estate owned increased $522,000. At December 31, 2004 and 2003, there were no restructured loans.
	Since December 31, 2003, the ratio of past due loans to total loans has decreased from 1.43% to 0.55% at December 31, 2004. During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from a low of 1.56% at December 31, 2003, to a high of 1.90% at December 31, 2004. The allowance for possible loan losses as a percent of period-end loans decreased to 2.77% at December 31, 2004, compared to 2.88% at December 31, 2003. Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2004, the gross amount of interest income that would have been recorded on non-accrual and restructured loans at December 31, 2004, if all such loans had been accruing interest at the original contract rate, was $3,000.

TABLE 9 Non-performing Assets

                                             December 31,
                                          2004         2003
                                        (Dollars in Thousands)
Non-accrual Loans                          524          773
Restructured Loans                           0            0
Other Real Estate Owned                    729          207
  Total Non-performing Assets           $1,253         $980
Loans past due 90 days or more             356          894

Ratio of past due loans to loans          0.55%        1.43%
Ratio of non-performing assets to loans
 and other real estate owned              1.90%        1.56%


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

Table 10 Allocation of Allowance for Possible Loan Losses

                               December 31, 2004    December 31, 2003
                                Allowance    % *     Allowance   % *
       (Dollars in Thousands)
Commercial, financial
and agricultural                   562      68.03%        571   61.09%
Real Estate-Construction            -          -           -       -
Real Estate-Mortgage                -          -           -       -
Consumer Installment                66      10.09%         73   11.65%
Credit Cards                     1,172      21.88%      1,156   27.26%
Unallocated                         -          -           -       -
     Total                       1,800                  1,800
* Percentage of respective loan type to total loans.


Investment Securities
	The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank's Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $19,534,000 at December 31, 2004 and $19,522,000 at December 31, 2003. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. The average maturity of the securities portfolio was one year or more at December 31, 2004. At year-end 2004, $534,000 of the Company's investment securities were classified as available-for-sale, compared to $522,000 at December 31, 2003. The gross unrealized holding gains on these securities at December 31, 2004, were $217,000 compared to gross unrealized holding gains of $204,000 at December 31, 2003.
	There were no investments and no obligations of any one state or municipality at December 31, 2004, or 2003.
	At December 31, 2004, the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.
	The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities

                                               December 31,
                                         2004             2003
                                 Amortized    Fair  Amortized   Fair
                                    Cost     Value     Cost    Value
                                         (Dollars in Thousands)
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies          19,000   18,774   19,000   18,853
Other investments                      318      534      318      522
    Total                          $19,318  $19,308  $19,318  $19,375

TABLE 12 Securities Maturities and Yields

                                               December 31, 2004
                                      Amortized     Fair      Average
                                         Cost       Value     Yield (2)

                                           (Dollars in Thousands)
Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                      -           -
Due 1-5 years                              -           -
    Total                                  -           -           -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less
Due 1-5 years                          19,000       18,774      2.19%
    Total                             $19,000      $18,774      2.19%
(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

Below is a table of equity securities that are included in Investment Securities at December 31,2004 (dollars in thousands):


TABLE 13 Other Securities

Mississippi River Bank               395
Liberty Financial Services, Inc.      93
Business Resource Capital             20
MasterCard International              26
 Total Other Securities             $534

Deposits
	Total deposits at December 31, 2004 were $83,089,000 which represented a decrease of $5,775,000 or 6.50% from $88,864,000 at December 31, 2003.
During 2004, interest bearing deposits decreased by $3,722,000. Core deposits, the Bank's largest source of funding, consist of all interest bearing and noninterest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers.
Average core deposits declined $4,937,000 or 5.51% to $84,639,000 in 2004. Market rate core deposits, primarily CD's of less than $100,000 and money market accounts, decreased $1,406,000 in 2004. This decrease is attributable to the Bank's strategy to maintain the asset size of the Bank.
	Noninterest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average noninterest bearing demand deposits represented 41.84% of average core deposits in 2004 compared to 41.20% in 2002.

	The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 14 Selected Statistical Information

                                                 December 31,
                                          2004             2003
                                        Average          Average
                                        Amount   Rate    Amount   Rate
(Dollars in Thousands)
Noninterest-bearing Deposits            $35,416   N/A    $36,901   N/A
Interest-bearing Demand Deposits         15,669  0.20%    16,678  0.22%
Savings Deposits                         27,991  0.34%    29,558  0.53%
Time Deposits                             5,964  1.27%     7,178  1.98%
   Total Average Deposits               $85,040          $90,315


	The composition of average deposits for the last two years are presented below:

TABLE 15 Deposit Composition

                                            December 31,
                                      2004               2003
                                        (Dollars in Thousands)
                                   Average    % Of    Average     % Of
                                  Balances  Deposits  Balances  Deposits
Demand, noninterest-bearing         35,416    41.64%    36,901   40.85%
NOW accounts                        11,885    13.98%    12,362   13.69%
Money market deposit accounts        3,784     4.45%     4,316    4.78%
Savings accounts                    27,991    32.92%    29,558   32.73%
Other time deposits                  5,563     6.54%     6,437    7.13%
Total core deposits                 84,639    99.53%    89,574   99.18%
Certificates of deposit of
   $100,000 or more                    401     0.47%       741    0.82%
Total deposits                     $85,040   100.00%   $90,315  100.00%

The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

TABLE 16 Maturity Distribution of Time Deposits $100,000 or More

                                                December 31,
                                            2004           2003
                                           (Dollars in Thousands)

Three months or less                         420            320
After three months through one year          108            107
    Total                                   $528           $427

Other Assets and Other Liabilities
	The following are summaries of other assets and other liabilities for the last two years:

TABLE 17 Other Assets & Other Liabilities

                                               December 31,
                                            2004           2003
                                           (Dollars in Thousands)

Interest Receivable                          250            255
Prepaid Expenses                             219            413
Accounts Receivable                           97            285
Cash Surrender Value                         391            392
Other Assets                                   6              6
   Total Other Assets                       $963         $1,351


                                               December 31,
                                            2004           2003
                                           (Dollars in Thousands)
Accrued Expenses Payable                     246            233
Deferred Membership Fees                      33             36
Blanket Bond Fund                             37             41
Other Liabilities                             41            214
   Total Other Liabilities                  $357           $524

Borrowings
	The Company's long-term debt is comprised primarily of debentures. Each $500 debenture is secured by a pledge of 40.79 shares of the Bank's stock. The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.
The Bank maintains a Federal Funds line of credit in the amount of $3,000,000 with a correspondent bank. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

Shareholders' Equity
	Shareholders' equity at December 31, 2004, was $6,557,000, a decrease of $42,000 or .64% from $6,599,000 at December 31, 2003, and amounted to 7.03% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, decreased $50,000 or .79% to $6,281,000 at December 31, 2004, from $6,331,000 at December 31, 2003.
	During 2004, the decrease in shareholder's equity was primarily attributable to a $39,000 decrease in net income, a decrease in Preferred Stock of $30,000, an increase in capital in excess of par-retired Preferred Stock of $18,000 and an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $8,000.
No dividends were paid on shares of Company Common Stock in 2004 or 2003.
	The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company's internal capital growth rate (net income less dividends declared as a percentage of average shareholders' equity) was (.58%) in 2004, compared to 6.44% in 2003. The ratio of average shareholders' equity to average assets was 7.12% and 6.37% in 2004 and 2003, respectively.

At December 31, 2004, the Company's primary capital ratio as defined by the FRB was 8.40%, compared to 8.00% in 2003. The total capital ratio (defined as primary capital plus secondary capital) was also 8.40% at December 31, 2004, and 8.00% in 2003, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.
	The Bank's leverage ratio (Tier 1 capital to total assets) at December 31, 2004, was 9.25% compared to 8.63% at December 31, 2003, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.
	The Company's ratios are in excess of the FRB's requirements, as indicated in the Capital Adequacy schedule below:


Table 18 Capital Adequacy

                                            December 31,
                                      2004              2003
                                     Amount  Percent   Amount   Percent
  (Dollars in Thousands)
Tier I capital
  Actual                             6,590    10.42%    6,581    10.60%
  Minimum                            2,530     4.00%    2,485     4.00%
  Excess                             4,060     6.42%    4,096     6.60%
Total risk-based capital
  Actual                             7,393    11.69%    7,370    11.87%
  Minimum                            5,060     8.00%    4,970     8.00%
  Excess                             2,333     3.69%    2,400     3.87%
Tier I capital leverage ratio
  Actual                             6,590     6.90%    6,581     6.55%
  Minimum                            3,800     4.00%    4,020     4.00%
  Excess                             2,790     2.90%    2,561     2.55%

During 2004, no dividend income from the Bank nor any subordinated debt was received by the Company. During the year ended December 31, 2003, the Bank received approval and paid the Company dividends totaling $143,000.
Dividends that may be paid by the Bank to the Company are subject to certain regulatory limitations. Under Louisiana banking law, the approval of the OFI will be required if the total of all dividends declared in any calendar year by the Bank exceed the Bank's net profits to date and retained net profits for the year in which such dividend is declared and the immediately preceding year, subject to maintenance of minimum required regulatory capital.

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

Louisiana
	Under the Louisiana Bank Holding Company Act of 1962, as amended (the "Louisiana BHC Act"), bank holding companies are authorized to operate in Louisiana provided the activities of the non bank subsidiaries thereof are limited to the ownership of real estate and improvements, computer services, equipment leasing, and other directly related banking activities. In addition, a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage. The Commissioner of the OFI is authorized to administer the Louisiana BHC Act by the issuance of orders and regulations. At present, prior approval of the Commissioner would not be required for the formation and operation of a nonblank subsidiary of the Company if its activities meet the requirements of the Louisiana BHC Act.

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

The Bank complied with all stipulations and on December 7, 2004, the Memorandum of Understanding was terminated.

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

Item 7 Financial Statements

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary
Report of Independent Registered Public Accounting Firm
	We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2004 and 2003, and the related consolidated statements of income
(loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation


Metairie, LA
January 15, 2005

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


ASSETS

                                                 December 31,
                                              2004          2003
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash   $ 6,350,442   $ 7,908,994
Federal Funds Sold                               -        7,205,000
Investment Securities
 Securities Held-to-Maturity (Fair Value
 of $18,773,755in 2004 and $18,852,600
 in 2003)                                  19,000,000    19,000,000
 Securities Available-for-Sale, at
  Fair Value                                  534,456       521,697
Loans - Less Allowance for Loan Losses
 of $1,800,000 in 2004 and 2003,
 and Unearned Discounts of $-0- in
 2004 and 2003                             63,293,693    60,800,202
Property, Equipment and Leasehold
 Improvements (Net of Depreciation
  and Amortization)                         2,151,284     1,614,895
Other Real Estate                             729,317       207,323
Other Assets                                  963,450     1,350,939
Deferred Taxes                                101,888       129,354
Letters of Credit                             102,465        71,265


Total Assets                             $ 93,226,995  $ 98,809,669


The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY


                                           December 31,
                                         2004            2003
LIABILITIES
Deposits
  Non-Interest Bearing         $   34,926,914   $   36,980,253
Interest Bearing                   48,162,540       51,884,147
Notes Payable                       2,187,917        2,199,379
Other Liabilities                     357,039          524,017
Federal Funds Purchased               350,000              -
Letters of Credit Outstanding         102,465           71,265
Accrued Interest                      583,112          551,501

Total Liabilities                  86,669,987       92,210,562

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
2,157,853 Shares Issued and Outstanding in 2004
2,187,899 Shares Issued and Outstanding in 2003
                                    2,157,853        2,187,899
Common Stock - Par Value $1
179,145 Shares Issued and
Outstanding in 2004 and 2003         179,145           179,145
Accumulated Other Comprehensive Income
                                     276,259           267,838
Capital in Excess of Par - Retired Stock
                                     101,863            83,835
Retained Earnings                  3,841,888         3,880,390
Total Stockholders' Equity         6,557,008         6,599,107

Total Liabilities and Stockholders' Equity
                              $   93,226,995    $   98,809,669

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                        For the Years Ended
                                            December 31,
                                    2004            2003         2002
INTEREST INCOME             $     7,721,357   $     7,824,182 $     8,173,711
INTEREST EXPENSE                    374,110           523,614         811,068
Net Interest Income               7,347,247         7,300,568       7,362,643
PROVISION FOR LOAN LOSSES           623,869           197,811         399,920
Net Interest Income After
Provision for Loan Losses         6,723,378         7,102,757       6,962,723
OTHER INCOME
Service Charges on Deposit Accounts
                                  1,136,097         1,167,710       1,097,297
Other Non-Interest Income           987,145         1,356,510         947,153
Total Other Income                2,123,242         2,524,220       2,044,450
OTHER EXPENSES
Salaries and Employee Benefits    4,042,975         4,142,912       4,280,844
Occupancy Expense                 1,584,409         1,674,331       1,702,095
Estimated Loss Contingency          292,534           113,030             -
Other Non-Interest Expense        3,002,136         3,051,881       3,076,026
Total Other Expenses              8,922,054         8,982,154       9,058,965
INCOME (LOSS) BEFORE INCOME         (75,434)          644,823        (51,792)
TAX EXPENSE (BENEFIT)
INCOME TAX EXPENSE (BENEFIT)        (36,932)          232,701        (16,185)
NET INCOME (LOSS)          $        (38,502)  $       412,122  $     (35,607)

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK            $           (0.21)  $          2.30  $       (0.20)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                         For the Years Ended
                                            December 31,
                                      2004              2003          2002
NET INCOME (LOSS)             $     (38,502)      $   412,122  $    (35,607)
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding Gains on
Investment Securities Available-for-
    Sale, Arising During the Period   8,421            46,603         20,723
Less:  Reclassification Adjustment for
Gains Included in Net Income             -                 -              -
OTHER COMPREHENSIVE INCOME            8,421            46,603         20,723
COMPREHENSIVE INCOME (LOSS)   $     (30,081)      $   458,725   $    (14,884)



The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                   Accumulated Capital In
                                       Other    Excess of
                   Preferred Common Comprehensive  Par   Retained
                     Stock    Stock     Income Retired
                                                Stock    Earnings     Total
BALANCE - December 31,
2001               $2,300,871 $179,145 $200,512 $16,052 $3,503,875 $6,200,455
Preferred Stock Retired
                     (61,269)      -        -    36,761       -      (24,508)
Other Comprehensive Income,
     Net of Applicable Deferred
Net of Applicable Deferred
     Income Taxes
Income Taxes              -        -     20,723      -        -        20,723
Net Loss for the Year 2002-        -        -        -    (35,607)   (35,607)
BALANCE - December 31,
2002               2,239,602   179,145  221,235  52,813  3,468,268  6,161,063
Preferred Stock Retired
                    (51,703)       -        -    31,022       -      (20,681)
Other Comprehensive Income,
     Net of Applicable Deferred
Net of Applicable Deferred
     Income Taxes
Income Taxes              -        -     46,603      -        -        46,603
Net Income for the Year 2003
                          -        -         -       -     412,122    412,122
BALANCE - December 31,
2003               2,187,899   179,145  267,838   83,835 3,880,390  6,599,107
Preferred Stock Retired
                    (30,046)       -         -    18,028      -      (12,018)
Other Comprehensive Income,
     Net of Applicable Deferred
Net of Applicable Deferred
     Income Taxes
Income Taxes             -         -      8,421      -        -         8,421
Net Loss for the Year 2004
                         -         -         -       -     (38,502)  (38,502)
BALANCE - December 31,
2004         $    2,157,853  $179,145  $276,259 $101,863 $3,841,888$6,557,008


The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For The Years Ended
                                            December 31,
                                   2004         2003          2002
OPERATING ACTIVITIES
Net Income (Loss)            $   (38,502)    $   412,122  $   (35,607)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by Operating Activities:
Provision for Loan Losses        623,869         197,811      399,920
Depreciation and Amortization Expense
                                 211,667         262,829      287,674
Amortization of Investment Security Premiums
                                  22,678          86,085       97,498
Accretion of Investment Security Discounts
                                     -           (10,779)      (5,107)
Decrease (Increase) in Deferred Income Taxes
                                  23,128          37,861       (2,709)
Gain on Sale of Other Real Estate
                                 (97,677)      (419,805)      (26,663)
Decrease in Other Assets         387,489          17,783      825,280
(Decrease) Increase in Other Liabilities and
Accrued Interest                (135,367)        191,500       84,891
Net Cash Provided by Operating Activities
                                 997,285         775,407    1,625,177

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity Investment Securities
Released at Maturity           8,000,000      17,500,000   16,000,000
Purchases of Held-to-Maturity Investment Securities
                              (8,022,678)    (19,000,000) (18,152,773)
Purchases of Available-for-Sale Investment Securities
                                     -           (26,281)        -
Proceeds from Sale of Property and Equipment
                                   7,885            4,260       4,840
Purchases of Property and Equipment
                                (755,941)       (200,172)    (144,562)
Proceeds from Sale of Other Real Estate
                                 305,000        1,526,750     100,000
Purchases of Loans               (80,384)      (4,608,625)         -
Net Increase in Loans         (3,766,293)        (412,545)   (367,185)
Net Cash Used in Investing Activities
                              (4,312,411)      (5,216,613) (2,559,680)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                         For The Years Ended
                                            December 31,
                                   2004            2003         2002

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing
and Interest Bearing Deposits (5,774,946)    (2,538,329)      (209,335)
Federal Funds Purchased          350,000            -               -
Proceeds from Issuance of Long-Term Debt
                                      -        1,753,000            -
Preferred Stock Retired          (12,018)       (20,681)       (24,508)
Principal Payments on Long-Term Debt
                                 (11,462)    (1,763,023)        (8,763)
Net Cash Used in Financing Activities
                              (5,448,426)    (2,569,033)      (242,606)

NET DECREASE IN CASH AND
CASH EQUIVALENTS              (8,763,552)    (7,010,239)    (1,177,109)
CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR             15,113,994     22,124,233     23,301,342
CASH AND CASH EQUIVALENTS -
END OF YEAR                 $  6,350,442   $ 15,113,994   $ 22,124,233

SUPPLEMENTAL DISCLOSURES:

Additions to Other Real Estate through Foreclosure
                           $     729,317   $  1,106,945  $     281,860

Cash Paid During the Year for Interest
                           $     342,499   $    511,948  $     810,790

Cash Paid During the Year for Income Taxes
                           $     (84,513)  $     (80,000) $    (39,600)

Market Value Adjustment for Unrealized Gain
on Securities Available-for-Sale
                           $       12,759  $      70,610  $     31,398

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

	CASH AND DUE FROM BANKS
		The Bank considers all amounts Due from Banks and Federal Funds Sold, to be cash equivalents.

		The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,430,538 and $1,870,308 for the years ended December 31, 2004 and 2003, respectively.

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

NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 151 (SFAS 151),
"Inventory Costs, an Amendment of ARB No. 43, Chapter 4," amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This pronouncement is expected to have no effect on the financial position and results of operations of the Company.

Statement of Financial Accounting Standards No. 152 (SFAS 152),
"Accounting for Real Estate Time-Sharing Transactions, an Amendment of FASB Statements No. 66 and 67," amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions."
This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operation of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This pronouncement is expected to have no effect on the financial position and results of operations of the Company.

Statement of Financial Accounting Standards No. 153 (SFAS 153),
"Exchanges of Nonmonetary Assets," amends Accounting Principals Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring if fiscal periods beginning after June 15, 2005. This pronouncement is not expected to have an affect on the financial position and results of operations of the Company.

	In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 (SFAS 123), "Share-Based Payment." This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005.

NOTE B
	OTHER REAL ESTATE
		The Subsidiary Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Subsidiary Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the allowance for loan losses in the year of foreclosure.

		The net income (expense) from Other Real Estate totaled $80,403 in 2004 and $318,102 in 2003 and $22,032 in 2002, respectively.


NOTE C
	LOANS
		Major classification of loans are as follows:

                                                	December 31,
                                    		2004			2003

	Real Estate Mortgages:
		Residential 1-4 Family	    $	13,635,071      $ 13,037,487
		Commercial		            19,368,896		16,766,657
		Construction		       6,534,649		 4,566,931
		Second Mortgages	             2,212,301		 1,785,762
		Other	                         1,792,000         1,794,167
				                  43,542,917		37,951,004

	Commercial		                   3,594,189	       3,858,408
	Personal	                         3,576,374	       3,634,801
	Credit Cards		            14,204,241		17,034,183
	Overdrafts		                     175,972		   121,806
				                  65,093,693		62,600,202
	Unearned Discounts		            -     		-

				                  65,093,693		62,600,202
	Allowance for Loan Losses		 1,800,000		 1,800,000

			                      $	63,293,693	    $	60,800,202

NOTE C
	LOANS (Continued)

		The following is a classification of loans by rate and maturity:
(Dollar amounts in thousands)

                                                  December 31,
		                                     2004			2003
	Fixed Rate Loans:
		Maturing in 3 Months or Less	$	13,624	$	8,226
		Maturing Between 3 and 12 Months	20,702	     19,173
		Maturing Between 1 and 5 Years	24,830	     32,003
		Maturing After 5 Years	               270		  733
				                        59,426	     60,135
	Variable Rate Loans:
          Maturing Quarterly or More Frequently  5,144		1,692
		Maturing Between 3 and 12 Months	   -     		   -
		Non-Accrual Loans		               524		  773
				                        65,094	     62,600
	Less:  Unearned Discount                     -     		   -
	Less:  Allowance for Loan Losses		 1,800		1,800

		Net Loans	                 $	63,294	$    60,800


	As of December 31, 2004 and 2003, there was no recorded investment in loans that are considered impaired under SFAS Nos. 114 and 118.

	The Bank purchases credit card portfolios occasionally, resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2004 and 2003 totaled $93,996 and $181,132, respectively.


NOTE D
	NON-PERFORMING ASSETS
		Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate," and amount to $729,317 at December 31, 2004 and $207,323 at December 31, 2003.

		Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

NOTE D
	NON-PERFORMING ASSETS (Continued)

At December 31, 2004, $523,836 of loans was in the non-accrual status and $2,757 of interest was foregone in the year then ended. At December 31, 2003, $773,286 of loans was in non-accrual status and $61,527 of interest was foregone in the year then ended. Interest income recognized on non-accrual loans totaled $764, $-0- and $52,151 during the years ended December 31, 2004, 2003 and 2002, respectively.


NOTE E
	INVESTMENT SECURITIES
		Carrying amounts and approximate market values of investment securities are summarized as follows:

		Securities held-to-maturity consisted of the following at December 31, 2004

					Gross			Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost			Gains			Losses		Value

U.S. Agency Securities
           $19,000,000	     $	-     	$226,245	$18,773,755


		Securities available-for-sale consisted of the following at December 31, 2004:

					Gross			Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost			Gains			Losses		Value

Equity Securities
           $317,681	     $216,775	     $    -     	   $534,456


		Securities held-to-maturity consisted of the following at December 31, 2003:

					Gross			Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost			Gains			Losses		Value

U.S. Agency Securities
           $19,000,000	     $21,890	     $169,290	   $18,852,600

NOTE E
	INVESTMENT SECURITIES (Continued)

		Securities available-for-sale consisted of the following at December 31, 2003:

					Gross			Gross
		Amortized		Unrealized			Unrealized		Fair
		Cost			Gains			Losses			Value

		Equity Securities	$	317,681	$	204,016	$	-
	$	521,697


		The maturities of investment securities at December 31, 2004 are as follows:

	         Securities Held-to-Maturity	Securities Available-for-Sale
		   Amortized		Market	Amortized        	Market
		   Cost			Value		Cost			Value
	Amounts Maturing in:
		One Year or Less
               $	-     	     $   -     	$ 317,681	    $    534,456
		After One Year Through  Five Years
                19,000,000	   18,773,755		-                -
               $19,000,000	  $18,773,755	$ 317,681       $    534,456


		Securities of $1,100,000 at December 31, 2004 and 2003 were pledged to secure public funds.


NOTE F
	INCOME TAXES
		The components of the provision for income tax expense (benefit) are:

				2004			2003			2002
	Current	$	 12,573	$	194,840	$	(13,476)
	Deferred		(49,505)		 37,861		 (2,709)

Total Provision for Income Tax
                  $	(36,932)	$	232,701	$	(16,185)

NOTE F
	INCOME TAXES (Continued)

		A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                 2004        2003        2002
	Computed Tax (Benefit) at the Expected
		Statutory Rate	$ (25,648)	$ 219,239	$ (17,609)
		Other Adjustments	  (11,284)	   13,462       1,424
		Income Tax Expense (Benefit)
	        for Operations	$ (36,932)	$ 232,701	$ (16,185)

		Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

		There were net deferred tax assets of $101,888 and $129,354 as of December 31, 2004 and 2003, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

				                       2004           2003
	Deferred Tax Assets:
	Other Real Estate	                  $   101,321    $   101,321
	Allowance for Loan Loss		          195,757        195,757
	Accrued Litigation Settlements          105,180         44,157
		Total Deferred Tax Assets	    402,258        341,235
	Deferred Tax Liabilities:
	Section 481A Adjustment - Prepaid Expenses
                                             (60,152)            -
	Unrealized Gain on Securities         (123,400)	      (119,061)
	Accumulated Depreciation              (116,818)        (92,820)
		Total Deferred Tax Liabilities  (300,370)       (211,881)

	Deferred Tax Assets, Net of Deferred Tax Liabilities
                                          $   101,888    $   129,354

NOTE G
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
		                     		December 31,
				                   2004           2003
	Furniture and Equipment	        $ 1,926,649     $ 1,754,880
	Bank Owned Vehicles		       81,735          81,232
	Leasehold Improvements		      356,502         290,827
	Land		                        578,425         468,425
	Buildings		                1,723,133       1,334,075
			                      4,666,444       3,929,439
	Less:  Accumulated Depreciation and Amortization
                                        2,515,160       2,314,544

		                          $ 2,151,284     $ 1,614,895

	Depreciation and amortization expense aggregated $211,667 in 2004, $262,829 in 2003 and $287,674 in 2002.


NOTE H
	ALLOWANCE FOR LOAN LOSSES
		Changes in the allowance for loan losses were as follows:

		                          For The Years Ended
		                               December 31,
		                     2004	   2003       2002

	Balance - January 1	$1,800,000	$1,800,000	$1,800,000
	Provision Charged to:
		Operations		   623,869     197,811     399,920
	Loans Charged Off		  (934,205)   (848,729)   (907,523)
	Recoveries		         310,336     650,918     507,603

	Balance - December 31	$1,800,000	$1,800,000	$1,800,000


NOTE I
	STOCKHOLDERS' EQUITY

	PREFERRED STOCK
		8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,157,853 shares issued and outstanding in 2004 and 2,187,899 shares issued and outstanding in 2003. Preferred stock ranks prior to common stock as to dividends and liquidation.

	COMMON STOCK
		Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2004 and 2003.

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


NOTE J
	EARNINGS PER COMMON SHARE
	Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2004, 2003 and 2002. There was no provision for dividends for the years ended December 31, 2004, 2003 or 2002.


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
		                           2004        2003       2002

	Credit Card Arrangements	$33,669,000	$50,452,000	$70,125,000
	Commitments to Extend Credit    4,803,000   3,399,000   2,853,000

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

	The Subsidiary Bank is appealing a ruling on a case where the Bank was a plantiff in a suit against its former health insurer for reimbursement of claims paid on behalf of the Bank's employee health plan. A loss of $271,628, related to this case, was charged to operations during 2004.


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

		                     2004         2003
	Balance - January 1	$1,242,403	$  384,023
	New Loans Made		   983,619   1,073,835
	Repayments		        (169,550)   (148,849)
	Reclassifications		       -       (66,606)

	Balance - December 31	$2,056,472	$1,242,403


		The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2004, 2003 and 2002 totaled $412,380, $425,320 and $465,633, respectively. During 2004, the
Subsidiary Bank purchased the building from which it was operating a branch and paying rent to Tammany Mall Partnership. For the year ended December 31, 2004, $49,600 was paid to Tammany Mall Partnership in rent expense before the purchase. For the years ended December 31, 2003 and 2002, $74,400 was paid in rent expense.

		At December 31, 2004 and 2003, amounts due to Directors of the Company, including accrued interest, totaled $395,643 and $588,778, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2004 and 2003, $91,500 were to Directors of the Company (see
Note Q.)

NOTE M
	LEASES
		The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2006. Two of the leases are with related parties, as discussed in Note L. In addition, the Subsidiary Bank rents office space on a month-to-month basis from non-related groups.
Various pieces of data processing equipment are also leased.

		The total minimum rental commitment at December 31, 2004, under the leases is $500,448, which is due as follows:

	December 31,

		2005	$	417,490
		2006		 82,958

			$	500,448

	For the years ended December 31, 2004, 2003 and 2002, $784,275, $795,302 and $812,161 was charged to rent expense, respectively.

		The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2018.

		Minimum future rentals to be received on non-cancelable leases as of December 31, 2004 are:

		December 31,

		2005	    $110,059
		2006		84,825
		2007		43,803
		2008		30,522
		2009		30,522
		Thereafter 274,695

			    $574,426


NOTE N
	LETTERS OF CREDIT
		Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Outstanding letters of credit were $102,465 and $71,265 as of December 31, 2004 and 2003, respectively. Of the $102,465 in letters of credit, $51,960 were secured by cash, $8,505 were secured by real property, and $42,000 were unsecured. As of December 31, 2004, all of the letters of credit will mature during 2005.

NOTE O
	INTEREST BEARING DEPOSITS
		Major classifications of interest bearing deposits are as follows:

				December 31,
				2004			2003

	NOW Accounts	               $11,292,539	$12,265,082
	Money Market Accounts		     3,830,223      5,080,517
	Savings Accounts		          27,431,575     28,658,991
	Certificates of Deposit Greater
	  Than $100,000		             528,085        426,853
	Other Certificates of Deposit      5,080,118      5,452,704

		                           $48,162,540    $51,884,147


		The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2004 and 2003 are as follows: (Dollar amounts in thousands)

	Three Months or Less	                $	420      $	320
	After Three Months Through One Year		108		107

                                              $	528      $	427


NOTE P
	FUNDS AVAILABLE FOR DIVIDENDS
		The Subsidiary Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Subsidiary Bank's earnings.

		During the year ended December 31, 2003, the Bank received approval and paid BOL Bancshares, Inc. dividends totaling $143,000. Refer to Note W.

NOTE Q
	NOTES PAYABLE
		The following is a summary of notes payable at December 31, 2004 and 2003:

				December 31,
				2004			2003

	Notes payable to current and past Directors
		of the Company, payable on demand,
		 interest at 10%.	             $     410,754      $   410,754

	Notes payable to past Director, interest at
		13.5%, maturing September 30, 2006,
		monthly payments of $1,298.		  24,163           35,625

	Debentures payable, due July 2006, interest at
		7%, callable at 103%, 102% and 101% of
		face value during the first, second, and third
		years, respectively, following the closing date,
		interest payable semi-annually, each $500
		debenture secured by 40.79 shares of the
		Subsidiary Bank's stock.           1,753,000        1,753,000

			                         $   2,187,917      $2,199,379


		Following are maturities of long-term debt:

		December 31,

		2005	$	  423,863
		2006		1,764,054

			$	2,187,917

NOTE R
INTEREST INCOME AND INTEREST EXPENSE
	Major categories of interest income and interest expense are as follows:

                                               December 31,

                                        2004        2003         2002
INTEREST INCOME
Interest and Fees on Loans:
Real Estate Loans
                                    $ 2,862,647  $ 2,703,422  $ 2,988,238
Installment Loans                       224,860      519,348      551,788
Credit Cards and Related Plans        3,669,991    3,818,380    3,537,538
Commercial and all
Other Loans                             494,471      192,303      221,068
Interest on Investment Securities -
U.S. Treasury and Other
Securities                              416,597      446,928      583,738
Interest on Federal Funds Sold           52,791      143,801      291,341

                                    $ 7,721,357  $ 7,824,182  $ 8,173,711

INTEREST EXPENSE
Interest on Time Deposits
of $100,000 or More                 $     2,804  $     6,448  $    20,154
Interest on Other Deposits              201,660      329,173      585,249
Interest on Federal Funds Purchased         623          -            -
Interest on Notes Payable               169,023      187,993      205,665

                                    $   374,110  $   523,614  $   811,068

NOTE S
	NON-INTEREST INCOME AND NON-INTEREST EXPENSES
		Major categories of other non-interest income and non-interest expenses are as follows:


                                                 December 31,
                                        2004          2003          2002

OTHER NON-INTEREST INCOME
Cardholder and Other Charge Card
Income                             $   682,658   $   746,262   $   737,031
Other Commission and Fees               75,450        85,585        89,761
Other Real Estate Income               111,880       419,805        27,824
Other Income                           117,157       104,858        92,537

                                   $   987,145   $ 1,356,510   $   947,153

OTHER NON-INTEREST EXPENSES
Loan and Charge Card Expenses      $ 1,019,595   $ 1,240,832   $ 1,120,444
Communications                         331,977       422,343       431,923
Outsourcing Fees                       306,769           -             -
Stationery, Forms and Supplies         227,229       263,625       240,054
Professional Fees                      427,886       341,606       442,433
Insurance and Assessments              119,697       101,102       104,323
Advertising                              6,692        54,336       179,186
Miscellaneous Losses                    59,087        34,230        33,226
Promotional Expenses                   124,387       119,959       140,522
Other Real Estate Expenses              31,477       101,703         5,791
Other Expenses                         347,340       372,145       378,124

                                   $ 3,002,136   $ 3,051,881   $ 3,076,026

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


BOL BANCSHARES, INC.
CONDENSED BALANCE SHEETS

                                                   December 31,
                                               2004           2003

ASSETS
Due from Banks                          $     315,622  $     354,635
Securities Available-for-Sale, at Fair Value  488,176        475,416
Other Assets                                   95,513          6,116
Due from Subsidiary                                -         170,269
Investment in Bank of Louisiana             8,553,383      8,506,924

                                        $   9,452,694  $   9,513,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable                           $   2,187,917  $   2,199,379
Due to Subsidiary                                 -              -
Deferred Taxes                                 73,704         69,365
Accrued Interest                              557,036        524,253
Other Liabilities                               8,417         52,644
Shareholders' Equity                        6,625,620      6,667,719

                                        $   9,452,694  $   9,513,360

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF INCOME (LOSS)

                                                 December 31,

                                           2004       2003        2002

INCOME
Dividend Income - Bank of Louisiana    $     -    $  143,000   $     -
Interest Income                              874         672       1,578
Miscellaneous Income                      27,562      27,563      26,882

                                          28,436     171,235      28,460
EXPENSES
Interest                                 169,023     187,993     205,665
Other Expenses                             7,896      10,797      16,559

                                         176,919     198,790     222,224
LOSS BEFORE EQUITY
IN UNDISTRIBUTED EARNINGS
OF SUBSIDIARY                           (148,483)    (27,555)   (193,764)

Equity in Undistributed
  Earnings of Subsidiary                  46,458     375,128      85,879

INCOME (LOSS) BEFORE
INCOME TAX BENEFIT                      (102,025)    347,573    (107,885)

INCOME TAX BENEFIT                        63,523      64,549      72,278

NET INCOME (LOSS)                      $ (38,502)  $ 412,122  $  (35,607)

NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS


                                                   December 31,
                                           2004        2003         2002

OPERATING ACTIVITIES
Net Income (Loss)                     $  (38,502)  $  412,122  $  (35,607)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used in) Operating Activities
Equity in Undistributed (Earnings)
of Subsidiary                            (46,458)    (375,128)    (85,879)
Net (Increase) Decrease in Other Assets  (89,398)      52,410     (29,457)
Net (Decrease) Increase in Other Liabilities
                                         (11,444)      87,764      41,075

Net Cash Provided by (Used in) Operating
      Activities                        (185,802)     177,168    (109,868)

FINANCING ACTIVITIES
Preferred Stock Retired                  (12,018)     (20,681)    (24,508)
(Increase) Decrease in Due to/from Subsidiary
                                         170,269     (190,467)     91,979
Proceeds from Issuance of Long-Term Debt      -     1,753,000         -
Repayment of Long-Term Debt              (11,462)  (1,763,023)     (8,763)

Net Cash Provided by (Used in) Financing
     Activities                          146,789     (221,171)     58,708

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                  (39,013)     (44,003)    (51,160)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                        354,635      398,638     449,798

CASH AND CASH EQUIVALENTS -
   END OF YEAR                         $ 315,622    $ 354,635   $ 398,638

NOTE U
	CONCENTRATIONS OF CREDIT
		All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area.
All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE V
	COMPREHENSIVE INCOME
		Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2004, 2003 and 2002. The following represents the tax effects associated with the components of comprehensive income:

                                                December 31,
                                           2004         2003        2002

Gross Unrealized Holding Gains
Arising During the Period            $    12,759  $    70,610  $    31,398
Tax (Expense)                             (4,338)     (24,007)     (10,675)

                                           8,421       46,603       20,723

Reclassification Adjustment for
Gains Included in Net Income                 -            -            -
Tax Benefit                                  -            -            -
                                             -            -            -
Net Unrealized Holding Gains
Arising During the Period            $     8,421  $    46,603  $    20,723

NOTE W
	REGULATORY MATTERS
		As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table.
Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

NOTE W
	REGULATORY MATTERS (Continued)

		The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands.)

		                             December 31, 2004
								                 Required
								                To Be Well
					Required		            Capitalized Under
					For Capital		            Prompt Corrective
                              Actual	Adequacy Purposes	Action Provisions
	                    Amount  Ratio	Amount Ratio      Amount  Ratio

Tier I Capital (to
   Average Assets)	$ 8,544  9.25%  $ 3,696  4.00%     $ 4,620  5.00%
Tier I Capital (to Risk-
   Weighted Assets)	$ 8,544 13.45%  $	2,541  4.00%     $ 3,811  6.00%
Total Capital (to
   Risk-Weighted
     Assets)	      $ 9,351 14.72%  $	5,082  8.00%     $ 6,352 10.00%



		                             December 31, 2003
							                        Required
								                 To Be Well
					Required		            Capitalized Under
					For Capital		            Prompt Corrective
		                 Actual		Adequacy Purposes	Action Provisions
	                     Amount  Ratio	Amount  Ratio	Amount     Ratio

Tier I Capital (to
   Average Assets)	$ 8,489   8.63% $	3,937  4.00%     $ 4,921   5.00%
Tier I Capital (to Risk-
   Weighted Assets)	$ 8,489  13.63% $	2,491  4.00%     $ 3,737   6.00%
Total Capital (to
   Risk-Weighted
     Assets)	      $ 9,280 14.90%  $	4,983  8.00%     $ 6,229  10.00%


NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
		The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

		The estimated fair values of the Company's financial instruments are as follows:

		                                          December 31, 2004
		                                       Carrying          Fair
		                                        Amount	         Value
		Financial Assets:
		Cash and Short-Term Investments	$   6,350,442  $   6,350,442
		Investment Securities		         19,534,456	19,308,211
		Loans		                           65,093,693	64,957,503
		Less:  Allowance for Loan Losses	   (1,800,000)    (1,800,000)
			                              $  89,179,194  $  88,816,156
		Financial Liabilities:
		Deposits	                        $  83,089,454  $  83,145,553
		Unrecognized Financial Instruments:
		Commitments to Extend Credit	      $   4,803,000  $	4,803,000
		Credit Card Arrangements		   33,669,000    33,669,000
		                                    $  38,472,000  $ 38,472,000

NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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
		                                    $  53,851,000  $  53,851,000

NOTE Y
	EMPLOYEE BENEFITS
	Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the years ended December 31, 2004, 2003 or 2002.

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm on Supplementary Information

	Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2004 and 2003, appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ LaPorte, Sehrt, Romig & Hand
LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation


January 15, 2005

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE I
BALANCE SHEETS
UNCONSOLIDATED



ASSETS

                                                        December 31,
                                                   2004            2003
Cash and Due from Banks
Non-Interest Bearing Balances and Cash      $    6,350,442  $    7,908,994
Federal Funds Sold                                     -         7,205,000
Investment Securities
Securities Held-to-Maturity (Fair Value of
   $18,773,755 in 2004 and $18,852,600 in 2003)
                                                19,000,000      19,000,000
Securities Available-for-Sale, at Fair Value        46,281          46,281
Loans:  Less Allowance for Loan Losses of $1,800,000
in 2004 and 2003 and Unearned Discount of
$-0- in 2004 and 2003                           63,293,693      60,800,202
Property, Equipment and Leasehold Improvements (Net
of Depreciation and Amortization)                2,151,284       1,614,895
Other Real Estate                                  729,317         207,323
Other Assets                                       873,293       1,347,219
Deferred Taxes                                     244,204         267,331
Letters of Credit                                  102,465          71,265

Total Assets                                $   92,790,979  $   98,468,510

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-Interest Bearing                        $   34,936,104  $   36,980,625
Interest Bearing                                48,477,889      52,238,411
Other Liabilities                                  348,624         341,499
Federal Funds Purchased                            350,000             -
Letters of Credit Outstanding                      102,465          71,265
Due to Parent                                          -           170,269
Accrued Litigation Settlement                          -           129,875
Accrued Interest                                    26,076          27,248

Total Liabilities                               84,241,158      89,959,192


STOCKHOLDERS'  EQUITY

Common Stock - 143,000 Shares Issued and Outstanding
                                                 1,430,000       1,430,000
Surplus                                          4,616,796       4,616,796
Retained Earnings                                2,503,025       2,462,522
Total Stockholders' Equity                       8,549,821       8,509,318

Total Liabilities and Stockholders' Equity    $ 92,790,979      98,468,510

See independent registered public accounting firm report on supplementary information.




BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION


SCHEDULE II
STATEMENTS OF INCOME
UNCONSOLIDATED

                                            For The Years Ended
                                               December 31,
                                      2004         2003         2002

INTEREST INCOME                  $  7,721,357   $ 7,824,182  $ 8,173,711
INTEREST EXPENSE                      205,961       336,293      606,981
Net Interest Income                 7,515,396     7,487,889    7,566,730
PROVISION FOR LOANS LOSSES            623,869       197,811      399,920
Net Interest Income After Provision
For Loan Losses                     6,891,527     7,290,078    7,166,810
OTHER INCOME
Service Charges on Deposit Accounts 1,136,097     1,167,710    1,097,297
Other Non-Interest Income             949,583     1,328,946      920,271

                                    2,085,680     2,496,656    2,017,568

OTHER EXPENSES
Salaries and Employee Benefits      4,042,975     4,142,912    4,280,844
Occupancy Expense                   1,584,409     1,674,331    1,702,095
Estimated Loss Contingency            292,534       113,030          -
Other Non-Interest Expense          2,990,195     3,040,904    3,057,252

                                    8,910,113     8,971,177    9,040,191

INCOME BEFORE INCOME

TAX EXPENSE                            67,094       815,557      144,187
INCOME TAX EXPENSE                     26,591       297,250       56,093
NET INCOME                      $      40,503  $    518,307   $   88,094

See independent registered public accounting firm report on supplementary information.

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION


SCHEDULE III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
UNCONSOLIDATED

                               Common              Retained
                                Stock     Surplus  Earnings     Total

BALANCE - December 31, 2001  $1,430,000 $4,616,796 $1,999,121 $8,045,917

Net Income for the Year 2002        -          -       88,094     88,094

BALANCE - December 31, 2002   1,430,000  4,616,796  2,087,215  8,134,011

Dividends Paid - $1 Per Share       -          -     (143,000)  (143,000)

Net Income for the Year 2003        -          -      518,307    518,307

BALANCE - December 31, 2003   1,430,000  4,616,796   2,462,522  8,509,318

Net Income for the Year 2004        -          -        40,503     40,503

BALANCE - December 31, 2004  $1,430,000 $4,616,796 $ 2,503,025 $8,549,821

See independent registered public accounting firm report on supplementary information.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None

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

                              Position with the Company and the
Director
Name                   Age    Bank and Principal Occupation             Since
G. Harrison Scott      81     Director; Chairman of the Board of the     1981
                              Company and President of the Bank

Douglas A. Schonacher  74     Director of the Company and the            1988
                              Bank and Secretary of the Company;
                              President, V.I.P. Distributors

Franck F. LaBiche      59     Director of the Bank and the Company       2004
                              President, Executone Systems Co. of La. Inc.

Henry L. Klein         60     Director of the Bank                       2004
                              Attorney at Law, Klein Daigle, L.L.C.

Non-Director Executive
Officer

                              Position with the Company and the
Name                  Age     Bank and Principal Occupation
Peggy L. Schaefer      52     Ms. Schaefer has served as Treasurer of
                              the Company since 1988 and Senior Vice
                              President, and Chief Financial Officer since
                              1983 and Cashier of the Bank since 2004.

 	No family relationships exist among the current directors or executive officers of the Company or the Bank, and except for service as a director of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.

Item 10 Executive Compensation
		The Company pays no salaries or other compensation to its directors and executive officers. The Bank paid each director, other than Messrs. Scott and Comiskey, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of $400, $300, and $300, respectively.
	From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company. The total amount loaned to the Company since October 1, 1990, and as of December 31, 2004, was $916,017, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.

The following table sets forth compensation for the Bank's executive officers for the calendar years 2004, 2003, and 2002. No other executive officer received total compensation in excess of $100,000 during 2004.

                         Annual Compensation      Long Term Compensation
                                              Awards        Payouts
                                              Restricted
                                 Other Annual Stock   Options/ LTIP  All
                                                                   Other
              Year Salary Bonus Compensation Award(s)SARsPayouts Compensation Name and Principal
Position             ($)    ($)      ($)       ($)     (#)     ($)     ($)
G. Harrison Scott,
Chairman of the Board
               2004 89,800    0      41,000     0       0       0       -
               2003 89,800    0      41,000     0       0       0     19,494
               2002 89,800    0      41,000     0       0       0     19,494

James A. Comiskey,
President
               2004 89,800    0      41,000     0       0       0        -
               2003 89,800    0      41,000     0       0       0     19,000
               2002 89,800    0      41,000     0       0       0     19,000

In addition to the cash compensation shown in the foregoing table, the Bank provided automobiles for Messrs. Scott and Comiskey. Annual compensation does not include amounts attributable to miscellaneous benefits received by Messrs. Scott and Comiskey. The cost to the Bank of providing such benefits did not exceed 10% of the total annual salary and bonus paid to Messrs. Scott and Comiskey.


Committees of the Board of Directors of the Company and the Bank
	he Company does not have standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
	uring fiscal year 2004, the Board of Directors of the Company held a total of 5 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.
	he Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
	During fiscal year 2004, the Board of Directors of the Bank held a total of 11 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.
The Board of Directors of the Bank has an Executive Committee consisting of two permanent members and three rotating members. The permanent members of the Executive Committee in 2004 were Messrs. Scott (chairman), and Comiskey, and the rotating members were selected from Messrs. Schonacher, LaBiche, and Mrs. Chouest. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The xecutive Committee met 27 times in 2004.
The Board of Directors of the Bank does have an Audit and Finance Committee.
This committee meets monthly on the first Tuesday of the month. By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans. The Audit and Finance Committee met 12 times in 2004.


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

The Audit and Finance Committee consisted of Messrs. Schonacher (chairman), LaBiche, and Mrs. Chouest.


Item 11 Security Ownership Of Certain Beneficial Owners and Management
	The following table sets forth as of December 31, 2004, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.


                          Company Stock Beneficially Owned as of
                                  December 31, 2004 (1)

                                           Common          Preferred
Name of Beneficial Owner                Number Percent     Number Percent
Edward J. Soniat                        10,381  5.79%     257,326 11.93%

Directors:
G. Harrison Scott                       56,465 31.52% (2) 127,368  5.90%
James A. Comiskey                       35,467 19.80% (3)  94,706  4.39%
Douglas A. Schonacher                    2,740  1.53% (4)  18,537    (*)
Shannon Scott Chouest                    7,826  4.37%          -      -
Franck F. LaBiche                          500    -   (*)      -      -
Henry L. Klein                             500    -   (*)      -      -

All Directors & Executive Officers     103,623 57.84%     243,383 11.28%
of the Company and the Bank as a
group (7 persons)


    (*)Represents less than 1% of the shares outstanding.

(1)	Based upon information furnished by the respective persons.  Pursuant to rules promulgated under the 1934 Act, a person is deemed to beneficially own shares of stock if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting power and sole investment power with respect to the indicated shares.
(2)	Includes 15,229 common shares owned by Scott Family Limited Liability
Partnership, L.L.P.
(3)	Includes 47 common shares and 2,661 preferred shares owned by Director
Comiskey's spouse.
(4)	Includes 2,525 common shares and 9,213 preferred shares owned by
Director Schonacher's spouse.

Item 12 Certain Relationships and Related Transactions

	The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2004, three of the directors had aggregate loan balances in excess of $60,000, which amounted to approximately $1.8 million in the aggregate.
	On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500. The building serves as the Bank's main office. The purchase was financed by a loan from former director Mr. Soniat to the Company, which in turn sold the building to the Bank. As of December 31, 2004, there was a balance of $24,162 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured on September 30, 1996, however, Mr. Soniat agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis, which unless changed, would fully amortize such loan on September 30, 2006.
	The Bank leases space for its operations center under two separate leases from Severn South Partnership, a limited partnership in which Messrs. Scott and Comiskey are the only two general partners. There are 13 limited partners, of which three also serve as directors of the Bank, namely Messrs. Scott, Comiskey, and Schonacher. The Bank pays $21,909, plus a percentage of operating costs, per month for the leased premises. Management believes that the terms of the leases are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space, expires on May
31, 2005. An appraisal has been obtained to determine fair market value of the leased space.
	The Bank leases the facilities for its Severn Branch from Severn South Partnership. The Bank pays $12,456, plus a percentage of operating costs each month. Management of the Company believes that the terms of the lease are no less favorable than the terms that could be obtained from an unaffiliated party for similar space. The Amendment to Lease dated May 1, 1999, with respect to this office space, expires on May 31, 2005.
The Bank leased its Tammany Mall Branch office on a month-to-month basis from Tammany Mall Partnership. This partnership is a limited partnership consisting of Messrs. Scott and Comiskey as the only general partners and of the 12 limited partners, three are currently directors of the Bank, namely Messrs. Scott, Comiskey, and Schonacher. On September 1, 2004 for a price of $499,058, the Subsidiary Bank purchased the building from which it was operating a branch and paying rent to Tammany Mall Partnership. For the year ended December 31, 2004, $49,600 was paid to Tammany Mall Partnership in rent expense before the purchase. For the years ended December 31, 2003 and 2002, $74,400 was paid to Tammany Mall Partnership in rent expense.
	anagement of the Company believes that such lease payments are comparable to what would have been paid to an unaffiliated party for similarly situated space at the time the lease was executed.

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

Reports on Form 8-K

NONE

Item 14 Principal Accountant Fees and Services

AUDIT FEES

	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company's annual financial statements for 2004 and for its reviews of the Company's unaudited interim financial statements included in Form 10-QSB filed by the Company during 2004 was $63,166. The fees billed for 2003 were $65,823.

Audit-Related Fees
The Company did not pay any fees to LaPorte, Sehrt, Romig & Hand for assurance and related services during 2004 or 2003.

Tax Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax advice, and tax planning for 2004 was $12,090. The fees billed for 2003 were $10,467.

All Other Fees
	The Company did not pay any fees to LaPorte, Sehrt, Romig & Hand for any other services rendered to the Company during 2004 or 2003.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						   BOL BANCSHARES, INC.

						   /s/ G. Harrison Scott
March 29, 2005                         G. Harrison Scott
Date						   Chairman
						   (in his capacity as a duly authorized
						    officer of the Registrant)





                                        /s/ Peggy L. Schaefer
						    Peggy L. Schaefer
						    Treasurer
						    (in her capacity as Chief Accounting
						    Officer of the Registrant)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.




/s/ G. Harrison Scott                      /s/ Douglas A. Schonacher
G. Harrison Scott - Director               Douglas A. Schonacher - Director


/s/ Franck F. LaBiche
Franck F. LaBiche - Director

<PAGE						68