Form 10QSB
period 2005-03-31
BOL BANCSHARES INC
filed 2005-05-13
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2005

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		01-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification
No.)


300 St. Charles Avenue, New Orleans, La.	70130
(Address of principal executive offices)


  (504) 889-9400
(Issuer's telephone number)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF APRIL 30, 2005

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


											   Page No.


PART 1.  Financial Information

	Item 1: Financial Statements

		Consolidated Statement of Condition			 		 3

		Consolidated Statements of Income 		 			 4

		Consolidated Statements of Comprehensive Income 		 5

		Consolidated Statement of Cash Flow			 		 6

	Item 2: Management's Discussion and Analysis				 7


	Item 3: Controls and Procedures 						 8

PART II.  Other Information

	Item 6. Exhibits 						 			 8




	Signatures										 9
























Part I. - Financial Information
						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION



                                         March 31,          Dec. 31,
(Amounts in thousands)                     2005               2004
                                         Unaudited           Audited
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash     $7,490            $6,350
Federal Funds Sold                           4,710                 0
Investment Securities
Securities Held to Maturity                 19,000            19,000
 Securities Available for Sale                 534               534
Loans-Less Allowance for Loan Losses of $1,800 and
  Unearned Discount of $0                   59,972            63,294
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)      2,113             2,151
Other Real Estate                              658               729
Other Assets                                 1,119             1,169
     TOTAL ASSETS                          $95,596           $93,227

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                       37,552            34,927
 NOW Accounts                               10,690            11,293
 Money Market Accounts                       3,630             3,830
 Savings Accounts                           27,545            27,431
 Time Deposits, $100,000 and over              429               528
 Other Time Deposits                         5,786             5,080
     TOTAL DEPOSITS                         85,632            83,089
Notes Payable                                2,185             2,188
Federal Funds Purchased                          0               350
Other Liabilities                              906             1,043
     TOTAL LIABILITIES                      88,723            86,670

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,120,016 Shares Issued and Outstanding in 2005
                                             2,120            2,158
 2,157,853 Shares Issued and Outstanding in 2004
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2005 and 2004
                                               179              179
Accumulated Other Comprehensive Income         276              276
Capital in Excess of Par - Retired Stock       124              102
Undivided Profits                            3,842            3,881
Current Earnings (Loss)                        332              (39)
     TOTAL SHAREHOLDERS' EQUITY              6,873            6,557
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $95,596          $93,227

                                      BANCSHARES, INC.
				      CONSOLIDATED STATEMENTS OF INCOME
							(Unaudited)

							Three Months Ended

                                          March 31,        March 31,
(Amounts in thousands)                       2005            2004

INTEREST INCOME
Interest and Fees on Loans                   1,765           1,892
Interest on Investment Securities              115             101
Interest on Federal Funds Sold                  17              18
Total Interest Income                        1,897           2,011
INTEREST EXPENSE
Interest on Deposits                            62              49
Other Interest Expense                          10              10
Interest on Notes Payable                        1               1
Interest Expense on Debentures                  30              31
Total Interest Expense                         103              91
NET INTEREST INCOME                          1,794           1,920
Provision for Loan Losses                      169             107
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                              1,625           1,813
NONINTEREST INCOME
Service Charges on Deposit Accounts            236             273
Cardholder & Other Credit Card Income          158             172
ORE Income                                     238              -
Other Operating Income                         212              63
Total Noninterest Income                       844             508
NONINTEREST EXPENSE
Salaries and Employee Benefits                 795             961
Occupancy Expense                              351             395
Communications                                  55              84
Outsourcing Fees                               379               -
Loan & Credit Card Expense                      32             331
Professional Fees                               73             110
ORE Expense                                     69               4
Other Operating Expense                        212             218
Total Noninterest Expense                    1,966           2,103

Income Before Tax Provision                    503             218

Provision For Income Taxes                     171              77

NET INCOME                                    $332            $141

Earnings Per Share of Common Stock           $1.85           $0.79

                                BOL BANCSHARES, INC.

          	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)

							Three Months Ended
                                            March 31,       March 31,
(Amounts in thousands)                        2005            2004

NET INCOME                                    $332            $141

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                               -                -

COMPREHENSIVE INCOME                          $332             $141

                              BOL BANCSHARES, INC.

				    STATEMENTS OF CASH FLOWS
				           (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,


(Amounts in thousands)                        2005             2004
OPERATING ACTIVITIES
Net Income                                     332              141
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                     169              107
 Depreciation and Amortization Expense          51               60
 Amortization of Investment Security Premiums    -                5
 Accretion of Investment Security Discounts      -                -
 Decrease in Deferred Income Taxes             180              149
 (Gain) Loss on Sale of Property and Equipment   -                -
 (Gain) Loss on Sale of Other Real Estate     (235)               -
 (Increase) in Other Assets                     53              (43)
 (Decrease) in Other Liabilities and
  Accrued Interest                            (319)            (243)
Net Cash Provided by (Used in) Operating Activities
                                              (231)             176

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                           -            8,000
 Purchases of Held-to-Maturity Investment Securities
                                                 -           (5,023)
 Proceeds from Sale of Property and Equipment    1                3
 Purchases of Property and Equipment           (14)            (125)
 Proceeds from Sale of Other Real Estate       585                -
 Net (Increase) Decrease in Loans            2,874             (183)
Net Cash Provided by Investing Activities    3,446            2,672

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits              2,542           (2,445)
 Repayment of Federal Funds Purchased         (350)               -
 Preferred Stock Retired                       (16)               -
 Principal Payments on Long Term Debt           (3)              (3)
Net Cash Provided by (Used in) Financing Activities
                                              2,173          (2,448)

Net Increase in Cash and Cash Equivalents     5,850             400
Cash and Cash Equivalents - Beginning of Year 6,350          15,114
Cash and Cash Equivalents - End of Period    12,200         $15,514

                            BOL BANCSHARES, INC.

		                  (Unaudited)

SUPPLEMENTAL DISCLOSURES:                     2005             2004

Additions to Other Real Estate through Foreclosure
                                               279                -
Cash Paid for Interest                         118              117
Cash (Paid) Received for Income Taxes            -                -
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                  -                -

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

MARCH 31, 2005 COMPARED WITH DECEMBER 31, 2004

BALANCE SHEET

	Total Assets at March 31, 2005 were $95,596,000 compared to $93,227,000 at December 31, 2004 an increase of $2,369,000 or 2.54%. Federal Funds Sold increased $4,710,000 at March 31, 2005 from $0 at December 31, 2004 and an increase in Cash and due from banks of $1,140,000 or 17.96%. Total loans decreased $3,322,000 or 5.25% to $59,972,000 at March 31, 2005 from $63,294,000 at December 31, 2004. This decrease in the loan portfolio is due mainly to decreases in the following types of loans; nonfarm nonresidential loans decreased $1,857,000; commercial & industrial loans decreased $712,000; and personal loans decreased $359,000.
	Total deposits increased $2,543,000 or 3.06% to $85,632,000 at March 31, 2005 from $83,089,000 at December 31, 2004. Total non-interest bearing deposits increased $2,625,000 and interest-bearing accounts decreased $82,000. Federal Funds Purchased decreased $350,000 from $350,000 at December 31, 2004 to $0 at March 31, 2005. Shareholder's Equity increased $316,000 due mainly to net income of $332,000 at March 31, 2005 from net loss of $39,000 at December 31, 2004.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004.

INCOME

	The Company's net income for the three months ended March 31, 2005 was $332,000 or $1.85 per share an increase of $191,000 from the Company's total net income of $141,000 for the same period last year. Interest income decreased $114,000 for the three months ended March 31, 2005 over the same period last year. This was caused by a decrease in the first quarter interest rate on loans from 3.06% at March 31, 2004 to a rate of 2.82% at March 31, 2005. Interest expense increased $12,000 over the same period last year. This was due to an increase in the interest rate on interest bearing deposits from a rate of .10% at March 31, 2004 to a rate of .21% at March 31, 2005. Net interest income decreased $126,000. This was due to a decrease in interest rate spreads from 2.08% at March 31, 2004 to 2.03% at March 31, 2005.
	Noninterest income increased $336,000 for the three months period as compared to the same period last year. This increase is due mainly to the gain of $235,000 on the sale of an ORE property during the first quarter of 2005.
In addition the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed on in February 2005.
	Noninterest expense decreased $137,000 for the three months period as compared to the same period last year. Salaries and Employee Benefits decreased $166,000, Occupancy expense decreased $44,000 and Loan & Credit Card expenses decreased $299,000 while Outsourcing fees increased $379,000 over the same period last year. These decreases and increases are directly attributable to the Bank outsourcing its credit card operations, thereby reducing staff and software expenses. In addition, rental expense was reduced because the Bank purchased a building which had been previously leased.
	The provision for income taxes increased $94,000 compared to the same period last year from $77,000 at March 31, 2004 to $171,000 at March 31, 2005.

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



						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
May 12, 2005				G. Harrison Scott
Date						Chairman and President
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)