Form 10QSB
period 2005-06-30
BOL BANCSHARES INC
filed 2005-08-12
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2005

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT

For the transition period from      to

Commission file Number		01-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


       300 St. Charles Avenue, New Orleans, La.	70130
       (Address of principal executive offices)


         (504) 889-9400
       (Issuer?s telephone number)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF JULY 30, 2005

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX



												Page
												No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statements of Condition				  3

		Consolidated Statements of Income					  4

		Consolidated Statements of Comprehensive Income			  5

		Consolidated Statements of Cash Flow				  6

	Item 2: Management's Discussion and Analysis                  	  7

	Item 3: Controls and Procedures						  9

PART II. Other Information

	Item 4:  Submission of Matters to a Vote of Security Holders	  9

	Item 6:  Exhibits and Reports on Form 8-K				  	 10

		A. Exhibits									 10

		B. Reports on Form 8-K							 10


	Signatures									 	 11

Part I. Financial Information

						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION




                                               June 30             Dec. 31,
(Amounts in Thousands)                          2005                 2004
                                             (Unaudited)          (Audited)
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash         $8,225              $6,350
Federal Funds Sold                               4,110                   0
Investment Securities
Securities Held to Maturity                     19,000              19,000
Securities Available for Sale                      586                 534
Loans-Less Allowance for Loan Losses of
$1,800,000and Unearned Discount of $0           59,243              63,294
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)          2,090               2,151
Other Real Estate                                  658                 729
Other Assets                                     1,131               1,169
     TOTAL ASSETS                              $95,043             $93,227


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                         $35,864             $34,927
 NOW Accounts                                  11,602              11,293
 Money Market Accounts                          4,224               3,830
 Savings Accounts                              26,654              27,431
 Time Deposits, $100,000 and over                 429                 528
 Other Time Deposits                            5,905               5,080
     TOTAL DEPOSITS                            84,678              83,089
Notes Payable                                   2,182               2,188
Federal Funds Purchased                             0                 350
Other Liabilities                               1,209               1,043
     TOTAL LIABILITIES                         88,069              86,670
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,117,244 Shares Issued and Outstanding
   in 2005                                      2,117               2,158
 2,157,853 Shares Issued and Outstanding
   in 2004
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding            179                 179
Accumulated Other Comprehensive Income            311                 276
Capital in Excess of Par - Retired Stock          126                 102
Undivided Profits                               3,842               3,881
Current Earnings                                  399                 (39)
     TOTAL STOCKHOLDERS' EQUITY                 6,974               6,557
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $95,043             $93,227

                                BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)



                                      Three months ended     Six months ended
                                           June 30                June 30
(Amounts in Thousands)                    2005    2004           2005    2004

INTEREST INCOME
Interest and Fees on Loans               $1,765  $1,878         $3,530  $3,770
Interest on Investment Securities           118      98            233     199
Interest on Federal Funds Sold               50      17             67      35
Total Interest Income                    $1,933   1,993          3,830   4,004
INTEREST EXPENSE
Interest on Deposits                         70      49            132      98
Other Interest Expense                       10      10             20      20
Interest Expense on Notes Payable            (0)      1              1       2
Interest Expense on Debentures               31      31             61      62
Total Interest Expense                      111      91            214     182
NET INTEREST INCOME                       1,822   1,902          3,616   3,822
Provision for Loan Losses                   116     190            285     297
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                           1,706   1,712          3,331   3,525
NONINTEREST INCOME
Service Charges on Deposit Accounts         243     269            479     542
Cardholder & Other Credit Card Income       168     179            326     351
ORE Income                                    -      88            238      88
Other Operating Income                       30      29            242      92
Total Noninterest Income                    441     565          1,285   1,073
NONINTEREST EXPENSE
Salaries and Employee Benefits              867   1,037          1,662   1,998
Occupancy Expense                           370     408            721     803
Communications                               64      82            119     166
Outsourcing Fees                            395       -            774       -
Loan & Credit Card Expense                   34     346             66     676
Professional Fees                            68      96            141     206
ORE Expense                                  17      17             86      21
Other Operating Expense                     229     241            441     460
Total Noninterest Expense                 2,044   2,227          4,010   4,330

 Income Before Tax Provision                103      50            606     268

Provision For Income Taxes                   36      15            207      92

 NET INCOME                                 $67     $35           $399    $176

Earnings Per Share of Common Stock        $0.37   $0.20          $2.23   $0.98

                                      BOL BANCSHARES, INC.
                  	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)

                                                  June 30          June 30
(Amounts in thousands)                              2005             2004


NET INCOME                                          $399             $176

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                     35                8

COMPREHENSIVE INCOME                                $434             $184

                                BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                  (Unaudited)



Six Months Ended June 30

(Amounts in thousands)                                  2005      2004
OPERATING ACTIVITIES
Net Income                                               399       176
Adjustments to Reconcile Net Income to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                               285       297
 Depreciation and Amortization Expense                   109       109
 Amortization of Investment Security Premiums              -        12
 Accretion of Investment Security Discounts                -         -
 Decrease in Deferred Income Taxes                        18        85
 (Gain) Loss on Sale of Property and Equipment             -         -
 (Gain) on Sale of Other Real Estate                    (235)      (88)
 (Increase) Decrease in Other Assets                     (34)       12
 (Decrease) in Other Liabilities
  and Accrued Interest                                  (148)     (138)
Net Cash Provided by Operating Activities                394       465

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                     -     8,000
 Purchases of Held-to-Maturity Investment Securities       -    (8,023)
 Proceeds from Sale of Property and Equipment              1         5
 Purchases of Property and Equipment                     (49)     (150)
 Proceeds from Sale of Other Real Estate                 585       295
 Net Decrease (Increase) in Loans                      3,487    (2,415)
Net Cash Provided by (Used in) Investing Activities    4,024    (2,288)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                        1,589    (3,226)
 Proceeds from Issuance of Long-Term Debt                  -         -
 Preferred Stock Retired                                 (16)        -
 Principal Payments on Long Term Debt                     (6)       (6)
Net Cash Provided by (Used in) Financing Activities    1,567    (3,232)

Net Increase (Decrease)in Cash and Cash Equivalents    5,985    (5,055)
Cash and Cash Equivalents - Beginning of Year          6,350    15,114
Cash and Cash Equivalents - End of Period            $12,335   $10,059

                                   BOL BANCSHARES, INC.

				             (Unaudited)


SUPPLEMENTAL DISCLOSURES:                              2005      2004
Additions to Other Real Estate through Foreclosure      279         -
Cash Paid for Interest                                  187       172
Cash (Paid) Received for Income Taxes                   (56)      (85)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                          52        12

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc. and its bank subsidiary at June 30, 2005 compared to December 31, 2004 and the results of operations for the three and six months periods ended June 30, 2005 with the same periods in 2004. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.


JUNE 30, 2005 COMPARED WITH DECEMBER 31, 2004

BALANCE SHEET

	Total Assets at June 30, 2005 were $95,043,000 compared to $93,227,000 at December 31, 2004 an increase of $1,816,000 or 1.95%. Federal Funds Sold increased $4,110,000 at June 30, 2005 from $0 at December 31, 2004. Cash and due from banks increased $1,875,000 to $8,225,000 at June 30, 2005 from $6,350,000 at December 31, 2004. Total loans decreased $4,051,000 or 6.40% to $59,243,000 at June 30, 2005 from $63,294,000 at December 31, 2004. This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $1,676,000, a decrease of $1,854,000 in the commercial loan portfolio and a decrease of $548,000 in the personal loan portfolio. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank?s underwriting standards; and (iii) normal attrition. The decrease in the commercial loan portfolio was primarily due to interim construction loans that matured. When a construction loan matures, it is taken by a permanent lender. The decrease in the personal loan portfolio was due mainly to normal attrition.

	Total deposits increased $1,589,000 or 1.91% to $84,678,000 at June 30, 2005 from $83,089,000 at December 31, 2004. Total non-interest bearing deposits increased $937,000 and interest-bearing accounts increased $652,000. Federal Funds Purchased decreased $350,000 from $350,000 at December 31, 2004 to $0 at June 30, 2005. Shareholder?s Equity increased $417,000 due mainly to net income of $399,000 at June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

INCOME

	The Company?s net income for the six months ended June 30, 2005 was $399,000 or $2.23 per share an increase of $223,000 from the Company?s total net income of $176,000 for the same period last year.
	Interest income decreased $174,000 for the six months ended June 30, 2005 over the same period last year. Interest on the loan portfolio decreased $240,000. This was caused by a decrease in the interest rate on loans from 6.03% at June 30, 2004 to a rate of 5.74% at June 30, 2005. Interest on the investment portfolio and federal funds sold increased $66,000 due to higher interest rates. The interest rate on the investment portfolio increased from 1.01% at June 30, 2004 to 1.23% at June 30, 2005. The interest rate on federal funds sold increased from .47% at June 30, 2004 to 1.37% at June 30, 2005.
	Interest expense increased $32,000 for the six months ended June 30, 2005 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .34% at June 30, 2004 to ..43% as of June 30, 2005. The Company?s net interest spread declined from 4.13% at June 30, 2004 to 4.05% at June 30, 2005.
	Noninterest income increased $212,000 for the six months period from $1,073,000 at June 30, 2004 to $1,285,000 at June 30, 2005. This increase is due mainly to an increase of $147,000 from the sale of an ORE property during the first quarter of 2005 for a gain of $235,000 as compared to a gain of $88,000 on the sale of an ORE property during the first quarter of 2004. In addition the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank?s president, Mr. James Comiskey, who passed on in February 2005. This was offset by a decrease in deposit related fees of $63,000 of which $44,000 was due to a decrease in fees collected on overdrawn accounts. Cardholder & other credit card income decreased $25,000.
	Noninterest expense decreased $320,000 for the six months period as compared to the same period last year. Salaries and employee benefits decreased $336,000, occupancy expense decreased $82,000 and loan & credit card expenses decreased $610,000 while outsourcing fees increased $774,000 over the same period last year. These decreases and increases are directly attributable to the Bank outsourcing its credit card operations, thereby reducing staff and software expenses. In addition, rental expense was reduced because the Bank purchased a building which had been previously leased. ORE expenses increased $65,000 due mainly to expenses incurred from the sale of the aforementioned ORE property and the day to day upkeep of the properties in OREO.
	The provision for income taxes increased $115,000 compared to the same period last year from $92,000 at June 30, 2004 to $207,000 at June 30, 2005.


SECOND QUARTER 2005 COMPARED WITH SECOND QUARTER 2004

INCOME
	Net income for the second quarter of 2005 was $67,000 compared to $35,000 for the same period last year.

	Interest income decreased $60,000 over the same period last year. Interest on the loan portfolio decreased $113,000 from $1,878,000 at June 30, 2004 to $1,765,000 at June 30, 2005. This was caused by a decrease in the interest rate on loans from 2.97% at June 30, 2004 to a rate of 2.92% at June 30, 2005 and a decrease in the average outstanding loans from $63,247,000 at June 30, 2004 to $60,441,000 at June 30, 2005. Interest on the investment portfolio and federal funds sold increased $53,000 due to higher interest rates. The interest rate on the investment portfolio increased from .51% at June 30, 2004 to .62% at June 30, 2005. The interest rate on federal funds sold increased from .24% at June 30, 2004 to 1.24% at June 30, 2005.
	Interest expense increased $20,000 for the three months ended June 30, 2005 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .17% at June 30, 2004 to ..22% as of June 30, 2005. The Company?s net interest spread increased from 2.05% at June 30, 2004 to 2.09% at June 30, 2005.
	Noninterest income decreased $124,000 for the three-month period as compared to the same period last year. This decrease was primarily due to the sale of an ORE parcel for a gain of $88,000 during the second quarter of 2004 compared to $0 gain in the second quarter of 2005. Deposit related fees decreased $26,000, and cardholder & other credit card income decreased
$11,000 over the same period last year.
	Noninterest expense decreased $183,000 for the three-month period as compared to the same period last year. Salaries and employee benefits decreased $170,000, occupancy expense decreased $38,000 and loan & credit card expenses decreased $312,000 while outsourcing fees increased $395,000 over the same period last year. These decreases and increases are directly attributable to the Bank outsourcing its credit card operations, thereby reducing staff and software expenses. In addition, rental expense was reduced because the Bank purchased a building which had been previously leased.
	The provision for income taxes increased $21,000 compared to the same period last year.


Item 3 Controls and Procedures

	The certifying officers of the Company have evaluated the effectiveness of the Company?s disclosure controls and procedures, and have concluded, as of June 30, 2005, that such controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
	There were no changes in the Company?s internal controls over financial reporting for the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of Shareholders of BOL BANCSHARES, INC. was held on April 12, 2005. Four nominees were elected to serve one year terms as directors. Laporte, Sehrt, Romig and Hand was approved as the independent auditors. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected as directors and the number of shares cast for each. The total shares voting were 117,609.

                                            Number of Shares
Nominee                                  For       Against     Abstain
G. Harrison Scott                     117,562        12          35
Douglas A. Schonacher                 117,574         0          35
Franck F. LaBiche                     117,574         0          35
Henry L. Klein                        116,559     1,015          35

Item 6 Exhibits and Reports on Form 8-K

	A. Exhibits
		31.1 Section 302 Principal Executive Officer Certification
            31.2 Section 302 Principal Financial Officer Certification
            32.1 Section 1350 Certification
            32.2 Section 1350 Certification

	B. Reports on Form 8-K
		Item 5.02 - 4/15/2005
		Item 5.02 - 5/10/2005

					BOL BANCSHARES, INC.

						SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
August 11, 2005				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)