Form 10QSB
period 2005-09-30
BOL BANCSHARES INC
filed 2005-11-29
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2005

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		01-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification
No.)


       300 St. Charles Avenue, New Orleans, La.	70130
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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF October 31, 2005

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


												 Page
                                                                         No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statements of Condition			        3

		Consolidated Statements of Income					  4

		Consolidated Statements of Comprehensive Income			  5

		Consolidated Statements of Cash Flow				  6

	Item 2: Management's Discussion and Analysis                  	  7

	Item 3: Controls and Procedures						 10

PART II. Other Information

	Item 6:  Exhibits and Reports on Form 8-K				  	 10

		A. Exhibits									 10

		B. Reports on Form 8-K							 10


	Signatures									 	 11

Part I. Financial Information

						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION

                                                 Sept 30           Dec. 31,
(Amounts in Thousands)                            2005               2004
                                               (Unaudited)         (Audited)
ASSETS

Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           $12,173            $6,350
Federal Funds Sold                                  3,000                 0
Investment Securities
Securities Held to Maturity                        19,000            19,000
Securities Available for Sale                         586               534
Loans-Less Allowance for Loan Losses of $1,800,000
  and Unearned Discount of $0                      59,729            63,294
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)             2,034             2,151
Other Real Estate                                     658               729
Other Assets                                        1,456             1,169
     TOTAL ASSETS                                 $98,636           $93,227

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                             $41,471           $34,927
 NOW Accounts                                      10,993            11,293
 Money Market Accounts                              4,037             3,830
 Savings Accounts                                  25,002            27,431
 Time Deposits, $100,000 and over                     408               528
 Other Time Deposits                                5,946             5,080
     TOTAL DEPOSITS                                87,857            83,089
Notes Payable                                       2,149             2,188
Federal Funds Purchased                                 0               350
Other Liabilities                                   1,541             1,043
     TOTAL LIABILITIES                             91,547            86,670
STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,117,244 Shares Issued and Outstanding in 2005    2,117             2,158
 2,157,853 Shares Issued and Outstanding in 2004
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding                179               179
Accumulated Other Comprehensive Income                311               276
Capital in Excess of Par - Retired Stock              126               102
Undivided Profits                                   3,842             3,881
Current Earnings                                      514               (39)
     TOTAL STOCKHOLDERS' EQUITY                     7,089             6,557
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $98,636           $93,227

                               BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)


                                    Three months ended         Nine months ended
                                           Sept 30                   Sept 30
(Amounts in Thousands)                   2005    2004            2005     2004

INTEREST INCOME
Interest and Fees on Loans             $1,662  $1,726          $5,192  $5,496
Interest on Investment Securities         130     107             363     306
Interest on Federal Funds Sold             39      15             106      50
Total Interest Income                  $1,831   1,848           5,661   5,852
INTEREST EXPENSE
Interest on Deposits                       89      54             221     152
Other Interest Expense                     10      11              30      31
Interest on Federal Funds Purchased         2       -               2       -
Interest Expense on Notes Payable           1       1               2       3
Interest Expense on Debentures             30      31              91      93
Total Interest Expense                    132      97             346     279
NET INTEREST INCOME                     1,699   1,751           5,315   5,573
Provision for Loan Losses                  99     193             384     490
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                         1,600   1,558           4,931   5,083
NONINTEREST INCOME
Service Charges on Deposit Accounts       205     288             684     830
Cardholder & Other Credit Card Income     162     168            488     519
ORE Income                                  -       -            238      88
Other Operating Income                     17      69            259     161
Total Noninterest Income                  384     525          1,669   1,598
NONINTEREST EXPENSE
Salaries and Employee Benefits            837   1,030          2,499   3,028
Occupancy Expense                         306     407          1,027   1,210
Communications                             37      88            156     254
Outsourcing Fees                          345       -          1,119       -
Loan & Credit Card Expense                 30     269             96     945
Professional Fees                          33     104            174     310
ORE Expense                                67       -            153      21
Other Operating Expense                   155     489            596     949
Total Noninterest Expense               1,810   2,387          5,820   6,717

Income Before Tax Provision               174    (304)           780     (36)
Provision For Income Taxes                 59    (103)           266     (11)
NET INCOME                               $115   ($201)          $514    ($25)

Earnings Per Share of Common Stock      $0.64  ($1.12)         $2.87  ($0.14)

                               BOL BANCSHARES, INC.

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)



(Amounts in thousands)                        2005                2004

NET INCOME                                    $514                ($25)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                               35                   8

COMPREHENSIVE INCOME                          $549                ($17)

                                   BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)



Nine Months Ended Sept 30

(Amounts in thousands)                                2005               2004
OPERATING ACTIVITIES
Net Income                                             514               (25)
Adjustments to Reconcile Net Income to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                             384                490
 Depreciation and Amortization Expense                 172                158
 Amortization of Investment Security Premiums            -                 19
 Accretion of Investment Security Discounts              -                  -
 Decrease (Increase) in Deferred Income Taxes           18                (19)
 (Gain) Loss on Sale of Property and Equipment           -                  -
 (Gain) on Sale of Other Real Estate                  (235)               (88)
 (Increase) Decrease in Other Assets                  (389)               365
 Increase (Decrease) in Other Liabilities
  and Accrued Interest                                 215               (149)
Net Cash Provided by (Used in) Operating Activities    678                751

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                   -              8,000
 Purchases of Held-to-Maturity Investment Securities     -             (8,023)
 Proceeds from Sale of Property and Equipment            1                  8
 Purchases of Property and Equipment                   (56)              (691)
 Proceeds from Sale of Other Real Estate               585                295
 Net (Increase) Decrease in Loans                    2,902             (4,231)
Net Cash Provided by (Used in) Investing Activities  3,432             (4,642)

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                      4,768             (1,425)
 Proceeds from Issuance of Long-Term Debt                -                  -
 Preferred Stock Retired                               (16)                (1)
 Principal Payments on Long Term Debt                  (39)                (8)
Net Cash Provided by (Used in) Financing Activities   4,713            (1,434)

Net Increase (Decrease)in Cash and Cash Equivalents   8,824            (5,325)
Cash and Cash Equivalents - Beginning of Year         6,350            15,114
Cash and Cash Equivalents - End of Period           $15,173            $9,789

                                     BOL BANCSHARES, INC.

				             (Unaudited)



SUPPLEMENTAL DISCLOSURES:                                2005            2004
Additions to Other Real Estate through Foreclosure        279               -
Cash Paid for Interest                                    187             288
Cash (Paid) Received for Income Taxes                     (56)            (85)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                            52              12

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc.
and its bank subsidiary at September 30, 2005 compared to December 31, 2004 and the results of operations for the three and nine months periods ended September 30, 2005 with the same periods in 2004. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.
	During the third quarter of 2005, the area the Company operates in was impacted by Hurricane Katrina. At the current time, three of the Bank?s branches are being renovated from storm damage. Management feels the insurance coverage is adequate to cover damages that were sustained.
	Management is currently evaluating the loan portfolio in the heavily damaged areas to determine if an additional allowance is needed.


SEPTEMBER 30, 2005 COMPARED WITH DECEMBER 31, 2004

BALANCE SHEET

	Total Assets at September 30, 2005 were $98,636,000 compared to $93,227,000 at December 31, 2004 an increase of $5,409,000 or 5.80%. Federal
Funds Sold increased $3,000,000 at September 30, 2005 from $0 at December 31, 2004. Cash and due from banks increased $5,823,000 to $12,173,000 at September 30, 2005 from $6,350,000 at December 31, 2004. The increase in cash and due from banks was mainly attributable to an increase in the bank?s federal reserve bank account of $4,721,000, an increase of $1,572,000 in the bank?s other accounts and a decrease in cash and cash items of $470,000. The increase in the cash and due from banks was due mainly to the effects of Hurricane Katrina wherein the bank experienced a large volume of FEMA and insurance deposits from customers affected by Hurricane Katrina. Total loans decreased $3,565,000 or 5.63% to $59,729,000 at September 30, 2005 from $63,294,000 at December 31,
2004. This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $894,000, a decrease of $2,523,000 in the commercial loan portfolio, a decrease of $632,000 in the personal loan portfolio and an increase in overdrafts of $486,000. The increase in overdrafts was due to working with customers during the aftermath of Hurricane Katrina. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank?s underwriting standards; and (iii) normal attrition. The decrease in the commercial loan portfolio was primarily due to interim construction loans that matured and one commercial loan for $900,000 that matured. When a construction
loan matures, it is taken by a permanent lender.   The decrease in the personal
loan portfolio was due mainly to normal attrition.
	Total deposits increased $4,768,000 or 5.74% to $87,857,000 at September 30, 2005 from $83,089,000 at December 31, 2004. Total non-interest bearing deposits increased $6,544,000 while interest-bearing accounts decreased $1,776,000. Federal Funds Purchased decreased $350,000 from $350,000 at
December 31, 2004 to $0 at September 30, 2005. Shareholder?s Equity increased $532,000 due mainly to net income of $514,000 at September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

INCOME

	The Company?s net income for the nine months ended September 30, 2005 was $514,000 or $2.87 per share an increase of $539,000 from the Company?s total net loss of $25,000 for the same period last year.
	Interest income decreased $191,000 for the nine months ended September 30, 2005 over the same period last year. Interest on the loan portfolio decreased $304,000. This was caused by a decrease in the interest rate on loans from 8.71% at September 30, 2004 to a rate of 8.51% at September 30, 2005. Interest on the investment portfolio and federal funds sold increased $126,000 due to higher interest rates offset by a decrease in the average balance. The interest rate on the investment portfolio increased from 1.56% at September 30, 2004 to 1.86% at September 30, 2005. The interest rate on federal funds sold increased from .77% at September 30, 2004 to 2.17% at September 30, 2005.
	Interest expense increased $67,000 for the nine months ended September 30, 2005 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .53% at September 30, 2004 to .70% as of September 30, 2005. The Company?s net interest spread declined from 6.03% at September 30, 2004 to 5.93% at September 30, 2005.
	Noninterest income increased $71,000 for the nine months period from $1,598,000 at September 30, 2004 to $1,669,000 at September 30, 2005. This
increase is due mainly to an increase of $147,000 from the sale of an ORE property during the first quarter of 2005 for a gain of $235,000 as compared to a gain of $88,000 on the sale of an ORE property during the first quarter of 2004. In addition the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank?s president, Mr. James Comiskey, who passed on in February 2005. This was offset by a decrease in deposit related fees of $146,000 of which $107,000 was due to a decrease in fees collected on overdrawn accounts. Cardholder & other credit card income decreased $31,000.
	Noninterest expense decreased $897,000 for the nine months period as compared to the same period last year. Salaries and employee benefits decreased $529,000, occupancy expense decreased $183,000 and loan & credit card expenses decreased $849,000, postage expense decreased $90,000 while outsourcing fees increased $1,119,000 over the same period last year. These decreases and increases are directly attributable to the Bank outsourcing its credit card operations, thereby reducing staff and software expenses. In addition, rental expense was reduced because the Bank purchased a building which had been previously leased. Other losses decreased $262,000 due mainly to a loss of $271,000 in 2004 that was charged to operations in a case where the Bank was a plaintiff in a suit against its former health insurer.
Professional fees decreased $136,000 due mainly to a decrease in legal fees of $91,000, and a decrease of $42,000 in stationery, forms and supply from last year. ORE expenses increased $132,000 due mainly to expenses incurred from the sale of the aforementioned ORE property, the day to day upkeep of the properties in OREO and property taxes paid in 2005 covering several years for a property acquired in 2004.
	The provision for income taxes increased $277,000 compared to the same period last year from a tax benefit of $11,000 at September 30, 2004 to a tax expense of $266,000 at September 30, 2005.


THIRD QUARTER 2005 COMPARED WITH THIRD QUARTER 2004

INCOME

	Net income for the third quarter of 2005 was $115,000 compared to a net loss of $201,000 for the same period last year.
	Interest income decreased $17,000 over the same period last year. Interest on the loan portfolio decreased $64,000 from $1,726,000 at September 30, 2004 to $1,662,000 at September 30, 2005. This was caused by an increase in the interest rate on loans from 2.69% at September 30, 2004 to a rate of 2.77% at September 30, 2005 and a decrease in the average outstanding loans from $64,174,000 at September 30, 2004 to $59,971,000 at September 30, 2005.
Interest on the investment portfolio and federal funds sold increased $47,000 due to higher interest rates. The interest rate on the investment portfolio increased from .55% at September 30, 2004 to .66% at September 30, 2005. The interest rate on federal funds sold increased from .33% at September 30, 2004 to .80% at September 30, 2005.
	Interest expense increased $35,000 for the three months ended September 30, 2005 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .19% at September 30, 2004 to .27% as of September 30, 2005. The Company?s net interest spread remained constant at 1.90% at September 30, 2004 and at September 30, 2005.
	Noninterest income decreased $141,000 for the three-month period as compared to the same period last year. Deposit related fees decreased $83,000, of which $63,000 was due to a decrease in fees collected on overdrawn accounts. Other income decreased $43,000 due mainly to an incentive received in 2004 from the company that the Bank outsourced the credit card operations to, and cardholder & other credit card income decreased $14,000 over the same period last year.
	Noninterest expense decreased $577,000 for the three-month period as compared to the same period last year. Salaries and employee benefits decreased $193,000, occupancy expense decreased $101,000 and loan & credit card expenses decreased $238,000 postage expense decreased $35,000 while outsourcing fees increased $345,000 over the same period last year. These decreases and increases are directly attributable to the Bank outsourcing its credit card operations, thereby reducing staff and software expenses. In addition, rental expense was reduced because the Bank purchased a building which had been previously leased. Other losses decreased $308,000 due mainly to a loss of $272,000 in 2004 that was charged to operations in a case where the Bank was a plaintiff in a suit against its former health insurer. Professional fees decreased $71,000 due mainly to a decrease in legal fees of $50,000, and a decrease of $21,000 in stationery, forms and supply from last year. ORE expenses increased $64,000 due mainly to property taxes paid in 2005 covering several years for a property acquired in 2004.
	The provision for income taxes increased $162,000 compared to the same period last year from a tax benefit of $103,000 at September 30, 2004 to a tax expense of $59,000 at September 30, 2005.


Item 3 Controls and Procedures

	The certifying officers of the Company have evaluated the effectiveness of the Company?s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company?s disclosure controls and procedures as of September 30, 2005, that as of such date, the Company?s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
	There were no changes in the Company?s internal controls over financial reporting for the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.


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



						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
November 22, 2005				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)

Exhibit 31.1

I, G. Harrison Scott, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bol Bancshares,
Inc;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions);
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal control; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and
6.	The registrant?s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2005


							/s/ G. Harrison Scott
							Chairman
                                           (in his capacity as a duly authorized
                                            officer of the Registrant)

Exhibit 31.2

I, Peggy L. Schaefer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bol Bancshares,
Inc;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions);
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal control; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and
6.	The registrant?s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2005


							/s/ Peggy L. Schaefer
							Treasurer
                           			(in her capacity as Chief Accounting
                                        Officer of the Registrant)

Exhibit 32.1


       CERTIFICATION OF PERIODIC REPORT
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   18 U.S.C. Section 1350

	The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-QSB filed by BOL Bancshares, Inc. (the ?Registrant?) for the quarter ended September 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




							/s/ G. Harrison Scott
November 22, 2005                          G. Harrison Scott
Date							Chairman
                                           (in his capacity as duly authorized
                                           officer of the Registrant)

Exhibit 32.2


       CERTIFICATION OF PERIODIC REPORT
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   18 U.S.C. Section 1350

	The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-QSB filed by BOL Bancshares, Inc. (the ?Registrant?) for the quarter ended September 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




							/s/ Peggy L. Schaefer
November 22, 2005                          Peggy L. Schaefer
Date							Treasurer
                                           (in her capacity as Chief Accounting
                                           Officer of the Registrant)