Form 10KSB
period 2005-12-31
BOL BANCSHARES INC
filed 2006-04-13
CIK 832818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
				____________________________

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

(504) 889-9400
(ISSUER?S TELEPHONE NUMBER)

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
	No ______

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Total Revenue for fiscal year ended December 31, 2005: $9,561,167

       The aggregate market value of the voting common equity stock held by non-affiliates of the registrant was approximately $1,654,272. For this purpose, certain executive officers and directors are considered affiliates.

       The number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2006 was approximately 179,145.

Transitional Small Business Disclosure Format:  Yes____ No  X

					Cross Reference Index

                                                            	Page

Part I

Item 1:	Business                                               3
Item 2:	Properties                                             5
Item 3:	Legal Proceedings                                      6
Item 4:	Submission of Matters to a Vote of Security Holders    7

Part II

Item 5:	Market for Registrant?s Common Equity and Related Stockholder
            Matters                                                7
Item 6:	Management?s Discussion and Analysis                   8
Item 7:	Financial Statements and Supplementary Data           30
Item 8:	Changes in and Disagreements with Accountants and Financial
            Disclosure                                            65
Item 8A:    Controls and Procedures                               65

Part III

Item 9:	Directors and Executive Officers of the Registrant    65
Item 10:	Executive Compensation                                66
Item 11:	Security Ownership of Certain Beneficial Owners and Management
                                                                  67
Item 12:	Certain Relationships and Related Transactions        68
Item 13:	Exhibits and Reports on Form 8-K
            (a) Exhibits                                          69
		(b) Reports	on Form 8-K                               69
Item 14:	Principal Accountant Fees and Services                69
            Signatures                                            70

Item 1 Description of Business
       Here and after BOL Bancshares, Inc. shall be referred to as the Company and subsidiary Bank of Louisiana shall be referred to as the Bank.


History and General Business
	The Company was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank
Holding Company Act of 1956, as amended (the ?BHC Act?). The Company remained inactive until April 29, 1988, when it acquired the Bank in a three-bank merger of the Bank of Louisiana in New Orleans (the ?Old Bank?), Bank of the South (?South Bank?), and Fidelity Bank & Trust Company, all Louisiana state-chartered banks. The Old Bank was the surviving bank in the merger and subsequently changed its name to the Bank?s current name. The merger was originally accounted for as a ?purchase?, but after discussions with the Securities and Exchange Commission, the accounting treatment of the merger was changed to a manner similar to a ?pooling of interests?. [Since the change in accounting treatment, the Company has recast its financial statements, to reflect ?pooling? accounting.] In addition, at the time of the bank?s merger, the Company merged with BOS Bancshares, Inc., a Louisiana corporation, and the registered bank holding company for South Bank. The Company was the surviving entity in that merger. The Company is the sole shareholder and registered bank holding company of the Bank.
	Other than owning and operating the Bank, the Company may also engage, directly or through subsidiary corporations, in those activities closely related to banking that are specifically permitted under the BHC Act. See ?Supervision and Regulation Enforcement Action?. The Company, after acquiring the requisite approval of the Board of Governors of the Federal Reserve System (the ?FRB?) and any other appropriate regulatory agency, may seek to engage de novo in such activities or to acquire companies already engaged in such activities. The Bank has formed BOL Assets, LLC to engage in the permissible activity of holding real estate from loans which were in default and held past the FDIC?s time limits. There can be no assurance, however, that the Company will not form or acquire any other entity in the future.
	If the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in the line of business or permissible activity in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital. See ?Territory Served and Competition?.

Banking Industry
	The Company derives its revenues largely from dividends from the Bank when the Bank upstreams dividends. As is the case with any financial institution, the profitability of the Bank is subject, among other things, to fluctuating availability of money, loan demand, changes in interest rates, actions of fiscal and monetary authorities, and economic conditions in general. See ?Banking Products and Services?, ?Supervision and Regulation Enforcement Action?, and ?Management?s Discussion and Analysis?.


Banking Products and Services
	The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal (?NOW?) accounts, individual retirement accounts (?IRAs?), savings and other time deposits of various types, and business, real-estate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below.
Other services include letters of credit, safe deposit boxes, money orders, traveler?s checks, credit cards, wire transfer, e-banking, night deposit, and drive-in facilities. Prices and rates charged for services offered are competitive with the area?s existing financial institutions in the Bank?s primary market area.
	The Bank offers a wide variety of fixed and variable rate loans to qualified borrowers. With regard to interest rates, the Bank continues to meet legal standards while remaining competitive with the existing financial institutions in its market area. The specific types of loans that the Bank offers include the following:

	Consumer Loans. The Bank?s consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational loans.

	Real Estate Loans. The Bank?s real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
	Commercial Loans (Secured and Unsecured). The Bank?s commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2005, the Bank held $12,457,000 in credit card debt.
	The Bank has a number of proprietary accounts it services which is included above. These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2005 the Bank held $1,554,000 in proprietary accounts.
	Mortgage Lending. The Bank offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Bank sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.


Territory Served and Competition
	Market Area. The market area for the Bank is defined in the Bank?s Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. At the present time the Census Bureau does not have any estimates on New Orleans Metro population since Hurricane Katrina. The earliest the bureau intends to post estimations is during the 2nd or 3rd quarter of 2006. It is Management?s perception that approximately two-thirds of the population of 500,000 will return as housing and rebuilding progress.
	Competition. The Bank competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. While there is still a long way to go, considerable measurable progress is being made toward the New Orleans region?s gradual economic recovery in the aftermath of the widespread devastation wreaked by Hurricanes Katrina (August 29, 2005) and Rita (September 24, 2005).

Maritime Industry:  According to the Louisiana Department of
Transportation and Development (DOTD), 11 of Louisiana?s 14 public coastal ports are operating at pre-Katrina and Rita capacity.

Tourism and Conventions: Two-thirds of the state?s 120,000 tourism jobs were in New Orleans. The main attractions that tourists and convention visitors know best-?such as the French Quarter, riverfront, and garden District areas?-were mostly undamaged or suffered relatively little damage, including the downtown and French Quarter hotels, bed and breakfasts, restaurants, night clubs, shops, and most museums. 75% of the hotels operating 21,000 downtown hotel rooms were operational by October 31, and 95% expect to be fully functional by January 1, 2006.

The large city-wide conventions (those utilizing the Morial Convention Center and three or more hotels) were cancelled through March 31, 2006 because the Convention Center will not be available until then. Tourism officials are optimistic about the future of the industry next year.
The Convention Center is being totally renovated, with the work running ahead of schedule.

Governmental agencies and coalitions have crafted and embraced comprehensive plans for rebuilding New Orleans and its surrounding parishes for the near, medium and long term. Our communities and citizens are working hard to make a solid come-back. Our vision is one of a more livable, sustainable and safer future for New Orleans, which will include all the rich cultural and architectural heritage that has made the region so beloved to natives and visitors alike.

Employees
	As of December 31, 2005, the Bank had 76 full-time and approximately 3 part-time employees. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Bank. See ?Executive Compensation?.


Item 2 Description of Property
       The adversities associated with Hurricane Katrina were catastrophic.
The bank was closed for 5 business days, and when we opened our first branch on Gause Boulevard in Slidell, it was on a limited basis. Presently, the four offices owned directly or indirectly by the bank are open. The three offices, wherein the bank is a tenant, with no control over the repair process, are still closed. See ?Management?s Discussion and Analysis?.
 	In addition to its main office, the Bank has six branch locations and an operations center. Set forth below is a description of the offices of the Bank.
	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the Resolution Trust Corporation (the ?RTC?) for the price of $402,500. Subsequently, on December 6, 1991, the Bank purchased the building from the Company. The original purchase was financed by a loan from former director Edward J. Soniat to the Company. As of December 31, 2005, there is a balance of $11,053 in principal and accrued but unpaid interest outstanding on the loan from Mr. Soniat to the Company. The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Bank occupies the ground floor and the fourth floor. The second and third floors are leased. Rental income received is $2,543 per month. The lease commenced December 15, 2003 and terminates on December 15, 2018. There was very minor storm damage at this location.
	Carrollton Branch. The Carrollton Branch of the Bank was located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consisting of approximately 4,700 total square feet of office space was closed. Due to storm damages, the landlord informed the Bank that it would not be re-opening the shopping center. Therefore, the Bank is searching for a site to purchase or lease within the same area.
	Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Bank leases the office space from Severn South Partnership, an affiliate of the Bank. See ?Certain Relationships and Related Transactions.? Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June 1, 1999, and terminates on May 31, 2006. The lease payments are $12,456, plus a percentage of operating costs, per month. Although this branch sustained some storm damage, it was the second branch opened after Hurricane Katrina. All damages will be covered by insurance proceeds.
	Oakwood Branch. The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consisted of approximately 4,160 total square feet of office space, which included 1,560 square feet designated for its drive-in facility. The
Bank leased the lobby and drive-in facility from Oakwood Shopping Center, Ltd. There was heavy storm damage to this shopping center and the landlord has informed us that the center will be demolished and will not re-open until some time in 2007. Accordingly, Management is actively searching for a site in the same vicinity to purchase or lease. At the present time we are leasing and operating in the drive-in facility for $3,900 per month.
	Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. This Branch is presently closed due to damages caused by Hurricane Katrina. The landlord is renovating the space and the branch is scheduled to open during the 2nd or 3rd quarter of 2006. The lease expired December 31, 2005 and will be renewed. We are currently in negotiations with the landlord.
	Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2005 totaled $94,667. Although there was storm damage, we re-opened the branch on September 8, 2005. Management expects insurance proceeds will cover the majority of damages sustained.
       Tammany Mall Branch. The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Bank leased the building from Tammany Mall Partnership, an affiliate of the Bank. On September 1, 2004 for a price of $499,058, the Subsidiary Bank purchased the building. The branch was temporarily closed due to storm damages from Hurricane Katrina. Subsequently, once repairs were completed, the branch re-opened in the 1st quarter of 2006. The bank?s insurance covered the majority of the repair costs.
	Operations Center. The Bank?s operations center, which houses its accounting, audit, data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Bank leases 16,169 square feet from Severn South Partnership, an affiliate of the Bank, under two separate leases. See ?Certain Relationships and Related Transactions.? Pursuant to that certain Amendment to Lease dated May 1, 1999, amending both leases the current lease terms for both leases commenced on June 1, 1999, and terminates on May 31, 2006. The lease payments total $21,909, plus a percentage of operating costs, per month.


Item 3 Legal Proceedings
       Because of the nature of the banking industry in general, the Company and the Bank are each party from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company?s and/or the Bank?s financial condition.
Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company?s consolidated financial statements.
	The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
	1. The Bank is a defendant in a lawsuit filed in 1991 in Civil District Court for the Parish of Orleans by another bank alleging that the Bank was responsible and played an active part in a check-kiting scheme involving a customer of both the Bank and the plaintiff. The plaintiff is currently seeking to recover in excess of $979,000, plus judicial interest from approximately August 7, 1991 until paid, for a ?theoretical? exposure to the Bank of approximately $2.2 Million. The Bank has brought a counterclaim for approximately $152,000 with respect to losses it incurred as a result of the plaintiff?s role in such check-kiting scheme. In addition to seeking recovery of these losses, the Bank claims that the plaintiff interfered with its employee relations regarding two officers. Since the litigation began, the plaintiff has merged into another bank. Unbeknownst to the Bank, a separate entity purchased the litigation against the Bank, together with a basket of notes, for $1,250,000. This entity then filed bankruptcy. On December 8, 2004, the Bank tendered payment of $9,315 pursuant to the provisions of
Article 2652 of the Louisiana Civil Code which controls the rights of litigious redemption. The Trustee has rejected the tender and intends to proceed against the Bank in bankruptcy court on the initial $979,000 claim.
The bank that merged with the original plaintiff bank has asked the bankruptcy court to have that claim decided in bankruptcy court as opposed to Civil District Court. There are presently some settlement discussions taking place.
	2. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. A judgment was obtained against the Bank in the United States Bankruptcy Court for the Southern District of Texas for approximately $450,000. In 2000 the District Court for the Southern District of Texas rendered its judgment which dismissed Adversary No. 96-4354 for lack of jurisdiction. The Bankruptcy Court declined to act on the motion pending the outcome of the plaintiff?s appeal to the Fifth Circuit Court of Appeals. In 2001, the Fifth Circuit affirmed the District Court?s dismissal of Adversary
No. 96-4354. As a result, the Bank renewed its motion to release the funds in the Registry of the court in Adversary No. 96-4541. The Bankruptcy court denied the Bank?s motion to release the funds. From that order the Bank has appealed to the District Court for the Southern District of Texas. That appeal resulted in an order for the District Court to pay over the funds to the Bank. The Plaintiff has appealed that order to the Fifth Circuit Court of Appeals and the matter is pending. It is anticipated that the Bank will ultimately recover approximately $350,000 in the court registry.
      3. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee?s health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. The trial was set for January 2004 but was abruptly canceled by the court, which ordered mediation. Mediation did not result in settlement and the matter was retried and is now on appeal to the Fifth Circuit. The matter has been briefed and we are awaiting a decision. A loss of $272,000, was charged to operations during 2004.
      4. The Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. The matter is currently pending and the outcome is presently unknown.


Item 4 Submission of Matters to a Vote of Security Holders
       There were no matters submitted, during the fourth quarter of fiscal year 2005 to a vote of security holders, through the solicitation of proxies.


Item 5 Market for Registrant's Common Equity and Related Stockholder Matters There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2004, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2005, the Company had approximately 599 shareholders of record. There were no dividends declared on the Company common stock for the years ended 2005 or 2004.


2005

                                   High            Low
First Quarter                       -               -
Second Quarter                      -               -
Third Quarter                     25.10           20.25
Fourth Quarter                    20.00           18.00


2004

                                   High            Low
First Quarter                    $13.00          $13.00
Second Quarter                       -              -
Third Quarter                        -              -
Fourth Quarter                       -              -


	No dividends were paid on shares of Company Common stock in 2005 or 2004.

Annual Shareholders Meeting
	The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 11,
2006 at 3:30 p.m.

Independent Auditors
       LaPorte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958.


Item 6 MANAGEMENT?S DISCUSSION AND ANALYSIS
       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the ?Company?) and its bank subsidiary, (the ?Bank?) for the years ending December 31, 2005, 2004, and 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company. See ?Internal Control and Assessment Disclosure?.


Internal Control and Assessment Disclosure

Hurricane Katrina Disclosure
	In spite of the third quarter business interruption caused by Hurricane Katrina, the third quarter financial loss was not significant considering the tremendous personal losses and catastrophes that impacted all businesses and people along the Gulf Coast region. For the three months after Katrina, the Company had a net loss of $46,000 as compared to a net loss of $14,000 in the last quarter of 2004. This was due to accruing $275,000 in anticipated expenses due to storm damages which will not be covered by insurance proceeds. The branch locations that the bank owned directly or indirectly, St. Charles, Severn, Gause and Tammany, are open and operating, however, branch locations, wherein the Bank leased the premises, Carrolton, Lapalco, and Oakwood, are still closed with the exception of the drive-thru facility at the Oakwood location. Management is diligently reviewing new sites to purchase or lease in an effort to replace the Carrollton and Oakwood locations, and will re-open the Lapalco branch during the 2nd or 3rd quarter of 2006. The Company?s management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.


Overview
	The Company provides a full range of quality financial services in selected market areas. As of December 31, 2005, the Company?s total assets were $125,954,000 as compared to $93,227,000 at December 31, 2004 due to the influx of insurance proceeds and FEMA funds deposited by its customers post Katrina.
	Loans comprise the largest single component of the Bank?s interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank?s loans totaled $57,269,000, and $63,294,000 net of unearned discount and Allowance for Loan Losses at December 31, 2005, and 2004. The Bank?s net interest margin was 7.98% for the year ended December 31, 2005.
	Historically, credit card loans have been an important part of the Bank?s total loan portfolio. However, the Bank has been diversifying its earning assets into commercial and installment loans. At December 31, 2005, credit card loans were $12,457,000 and represented 21.75% of the Bank?s loan portfolio of $57,269,000. At December 31, 2004, credit card loans were $14,204,000 and represented 22.44% of the Bank?s loan portfolio of $63,294,000.

	The Bank?s current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its proprietary accounts, so long as it can maintain the minimum required Tier 1 leverage ratio required. The Bank focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.


Results of Operations

Net Income
       The Company?s net income for the year 2005 was $468,000 or $2.62 per share, an increase of $507,000 from the Company?s net loss of $39,000 in 2004. Net income for the year 2003 was $412,000. The most significant factor contributing to the $507,000 increase in income for 2005 is a decrease of $1,045,000 in non-interest expenses. This decrease was attributable to the Bank outsourcing its credit card operations in the third quarter of 2004.
This allowed the Bank to reduce staff and decrease salaries & benefits by $855,000. In addition, by reducing staff, the Bank was able to decrease the square footage it leased at the operations center, and realize a savings of $180,000 in rentals and occupancy expense. Rentals in this category were also reduced by purchasing the Tammany building.
	It is important to note that the $1,045,000 decrease in non-interest expense includes additional expenses and contingency accruals of $275,000 incurred because of damages sustained during Hurricane Katrina. Management does not anticipate any future material expenses due to Katrina that will not be covered by insurance proceeds.
       Non-interest income decreased $131,000, due mainly to a decrease in deposit related fees of $316,000 of which $225,000 was due to the Bank waiving all fees for the two months following Hurricane Katrina. This was offset by an increase over the prior year of $137,000 from the sale of an ORE property. The Bank recognized a gain of $235,000 as compared to a gain of $98,000 in 2004. In addition, the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank?s president, Mr. James Comiskey, who passed on in February 2005. Income tax expense increased $180,000 compared to the same period last year from a tax benefit of $37,000 in 2004 to a tax expense of $143,000 in 2005 due to pretax income of $612,000 in 2005 from a pretax loss of $75,000 in 2004.
       Non-interest income for 2004 was $2,123,000 compared to $2,524,000 in 2003 for a decrease of $401,000. The decrease from 2003 is attributable to the sale of 1 parcel of ORE for a gain of $420,000 in 2003. During the year 2004, the Bank had non-recurring net income generated from the sale of two ORE properties in the amount of $98,000. Non-interest expense decreased $60,000 from $8,982,000 in 2003 to $8,922,000 in 2004. In 2004, the Bank incurred a loss of $271,000 from a lawsuit that the Bank is appealing.


Net Interest Income/Margin
       Net interest income which is total interest income (including fees) less total interest expense was $7,084,000 in 2005 compared to $7,347,000 in 2004. Net interest income for 2003 was $7,301,000.
       Interest on earning assets decreased $152,000 from $7,721,000 in 2004 to $7,569,000 in 2005. Taxable-equivalent income on loans decreased $470,000 or 6.48%, from $7,251,000 in 2004 to $6,781,000 in 2005. This decrease primarily resulted from a decrease of $2,913,000 in the average balance of loans from $63,742,000 in 2004 to $60,829,000 in 2005. The Bank lost several seasoned lenders during the first quarter of 2005. Loan sales were down until the sales force was replaced. Interest income on federal funds sold increased $243,000 due to an increase in the average balance of $3,399,000, which was attributable to additional funds on deposit from customers receiving insurance proceeds and FEMA monies post Katrina. Due to the uncertainty of how long the funds would remain in customer?s accounts, the Bank chose to invest the additional monies in overnight Federal Funds. In addition, Federal Funds rates paid increased from 1.06% in 2004 to 3.52% in 2005. Interest income on investment securities increased $75,000 from $417,000 earning 2.13% in 2004 to $492,000 earning 2.51% in 2004 due to several step-up rates in government agencies held for investment.
	Interest on earning assets decreased $103,000 from $7,824,000 in 2003 to $7,721,000 in 2004. Taxable-equivalent income on loans increased $18,000, from $7,233,000 in 2003 to $7,251,000 in 2004. This increase primarily resulted from an increase of $3,278,000 in the average balance of loans from $60,464,000 in 2003 to $63,742,000 in 2004 which was offset by a decrease in the rates from 11.96% in 2003 to 11.38% in 2004. Interest income on federal funds sold decreased $91,000 due to a decrease in the average balance of $8,263,000 and a decrease in the rates paid from 1.09% in 2003 to 1.05% in

2004. Interest income on investment securities increased $30,000 from $447,000 earning 2.42% in 2003 to $417,000 earning 2.13% in 2004.
	Interest on deposits increased $115,000 from $204,000 in 2004 to $319,000 in 2005. This increase resulted primarily from an increase in the rates paid from .41% in 2004 to .67% in 2005.
	Interest on deposits decreased $132,000 from $336,000 in 2003 to $204,000 in 2004. This decrease resulted primarily from the decrease in the rates paid from .63% in 2003 to .41% in 2004.

TABLE 1 Average Balances, Interests and Yields

                                          2005                     2004
                                 Average                 Average
(Dollars in Thousands)        Balance  Interest  Rate   Balance  Interest  Rate

ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income (1)(2)
  Taxable                      60,829    6,781  11.15%   63,742     7,251 1.38%
  Tax-exempt                        0                         0
Investment securities
  Taxable                      19,567      492   2.51%   19,580       417 2.13%
  Tax-exempt                        0                         0
Interest-bearing deposits           0                         0
Federal funds sold              8,403      296  3.52%     5,004        53 1.06%
 Total Interest-Earning Assets 88,799    7,569  8.52%    88,326     7,721 8.74%
Cash and due from banks         6,475                     5,165
Allowance for loan Losses      (1,797)                   (1,796)
Premises and equipment          2,124                     1,821
Other Real Estate                 633                       177
Other assets                    1,392                     1,281
  TOTAL ASSETS                 97,626                    94,974
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits               14,866       83  0.56%    15,669        32 0.20%
 Savings deposits              26,712      134  0.50%    27,991        96 0.34%
 Time deposits                  6,154      102  1.66%     5,964        76 1.27%
  Total Interest-Bearing Deposits
                               47,732      319  0.67%    49,624       204 0.41%
Federal Funds Purchased             0        2  0.00%        38         1 2.63%
Securities sold under agreements
to repurchase                       0                         0
Other Short-term borrowings         0                         0
Long-Term debt                  2,169      164  7.55%     2,193       169 7.71%
  Total Interest-Bearing Liabilities
                               49,901      485  0.97%    51,855       374 0.72%
Non-interest-bearing deposits  39,458                    35,416
Other liabilities               1,256                       945
Shareholders' equity            7,011                     6,758
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          97,626                    94,974
Net Interest Income                      7,084                      7,347
Net Interest Spread                            7.55%                      8.02%
Net Interest Margin                            7.98%                      8.32%
(1) Fee income relating to loans of $663,000 in 2005 and $929,000 in 2004 is included in interest income.
(2) Non-accrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the two years ended December 31, 2005, and 2004 using a federal tax rate of 34%.

TABLE 2 Rate/Volume Analyses (1)


                                        2005 Compared to 2004
                                              Change in
                                    Interest Due to          Total
(Dollars in Thousands)                         Rate         Volume      Change
Net Loans:
 Taxable                                      (138)           (332)       (470)
 Tax-Exempt (2)                                  -               -           -
Investment Securities
 Taxable                                        75              (0)         75
 Tax-Exempt (2)                                  -               -           -
Interest-Bearing Deposits                        -               -           -
Federal Funds Sold                             207              36         243
  Total Interest Income                        144            (296)       (152)
Deposits:
 Demand Deposits                                53              (2)         51
 Savings Deposits                               42              (4)         38
 Time Deposits                                  24               2          26
  Total Interest-Bearing Deposits              119              (4)        115
Federal Funds Purchased                          2              (1)          1
Securities Sold under
Agreements to Repurchase                         -               -           -
Other Short-Term Borrowings                      -               -           -
Long-Term Debt                                  (3)             (2)         (5)
  Total Interest Expense                       118              (7)        111



(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of 34%.


Provision for Loan Losses
	Management?s policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management?s evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.
       At December 31, 2005, the allowance for possible loan losses was $1,913,000 compared to $1,800,000 at December 31, 2004. In 2005, the provision for loan losses was $587,000 compared to $624,000 in 2004. $113,000 of additional provision was expensed in anticipation of deceased and bankrupt customers in the credit card portfolio. Net charge-offs were $474,000 compared to $624,000 in 2004. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 3 Allowance for Loan Losses


                                                   December 31,
                                                2005          2004
(Dollars in Thousands)
Balance at beginning of period                $1,800        $1,800
Charge-Offs:
 Commercial                                        3             5
 Real estate                                       0            10
 Installment                                      21            31
 Credit Cards                                    677           888
Total Charge-offs                                701           934
Recoveries:
 Commercial                                        4             0
 Real estate                                       0            16
 Installment                                      36             6
 Credit Cards                                    187           288
Total Recoveries                                 227           310
Net charge-offs                                  474           624
Provision for loan losses                        587           624
Balance at end of period                      $1,913        $1,800
Ratio of net charge-offs during period
to average loans outstanding                    0.78%         0.98%
Allowance for possible loan losses as a
 percentage of loans                            3.23%         2.77%


Non-interest Income
	An important source of the Company?s revenue is derived from non-interest income. Non-interest income decreased $131,000, due mainly to a decrease in deposit related fees of $316,000 of which $225,000 was due to the Bank waiving all fees for the two months following Hurricane Katrina. This was offset by an increase of $137,000 from the sale of an ORE property for a gain of $235,000 as compared to a gain of $98,000 in 2004. In addition, the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank?s president, Mr. James Comiskey, who passed on in February 2005. Income tax expense increased $180,000 compared to the same period last year from a tax benefit of $37,000 in 2004 to a tax expense of $143,000 in 2005 due to pretax income of $612,000 in 2005 from a pretax loss of $75,000 in 2004.
       Non-interest income for 2004 was $2,123,000 compared to $2,524,000 in 2003 for a decrease of $401,000. The decrease from 2003 is attributable to the sale of 1 parcel of ORE for a gain of $420,000 in 2003. During the year 2004, the Bank had non-recurring net income generated from the sale of two ORE properties in the amount of $98,000. Non-interest expense decreased $60,000 from $8,982,000 in 2003 to $8,922,000 in 2004. In 2004, the Bank incurred a loss of $271,000 from a lawsuit that the Bank is appealing.
       The following table sets forth the major components of non-interest income for the last two years.

TABLE 4 Non-interest Income

                                                                    $ Change
                                                    December 31,   From Prior
                                                2005        2004       Year
(Dollars in Thousands)
Service Charges                                  372         463        (91)
NSF Charges                                      409         634       (225)
Gain on Sale of Securities                         0           0          0
Cardholder & Other Cr Card Inc                   559         595        (36)
Membership Fees                                   82          88         (6)
Other Comm. & Fees                                53          78        (25)
ORE Income                                        11          14         (3)
Gain on Sale of ORE                              235          98        137
Rev of Litigation Settlement                       0           0          0
Other Income                                     271         153        118
   Total Non-interest Income                  $1,992      $2,123      ($131)



Non-interest Expense
	The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company. Non-interest expense decreased $1,045,000 in 2005. This decrease was attributable to the Bank outsourcing its credit card operations in the third quarter of 2004. This allowed the Bank to reduce staff and decrease salaries & benefits by $855,000. In addition, by reducing staff, the Bank was able to decrease the square footage it leased at the operations center, and realize a savings of $180,000 in rentals and occupancy expense. Rentals in this category were also reduced by purchasing the Tammany building.
	It is important to note that the $1,045,000 decrease in non-interest expense includes additional expenses and contingency accruals of $275,000 incurred because of damages sustained during Hurricane Katrina. Management does not anticipate any future material expenses due to Katrina that will not be covered by insurance proceeds.
       Non-interest expense decreased $60,000 or .67% in 2004 to $8,922,000 from $8,982,000 in 2003. This decrease was primarily due to a decrease in Salaries & Benefits of $100,000, a decrease in Occupancy expenses of $90,000, and a decrease in Loan and Credit Card expenses of $221,000, These decreases are directly attributable to outsourcing the Bank?s credit card processing. The offset to this reduction is payment to the third party vendor providing the service as reflected in ?Outsourcing Fees? of $307,000. An increase in Misc. Losses of $205,000 occurred due to a loss of $271,000 from a lawsuit that the Bank is appealing.
	The following table sets forth the major components of non-interest expense for the last two years:

TABLE 5 Non-interest Expenses
                                                                 $ Change
                                             December 31,         From Prior
                                           2005       2004           Year
(Dollars in Thousands)
Salaries & Benefits                       3,188      4,043           (855)
Occupancy Expense                         1,404      1,584           (180)
Advertising Expense                           4          7             (3)
Communications                              161        164             (3)
Postage                                      77        168            (91)
Outsourcing Fees                          1,404        307          1,097
Loan & Credit Card Expense                  152      1,020           (868)
Professional Fees                           155        169            (14)
Legal Fees                                  131        260           (129)
Insurance & Assessments                     102        120            (18)
Stationery, Forms & Supply                  169        227            (58)
Promotional Expenses                         80        124            (44)
ORE Expenses                                161         31            130
Misc. Losses                                360        352              8
Other Operating Expense                     329        346            (17)
   Total Non-interest Expense            $7,877     $8,922        ($1,045)


Provision for Income Taxes
	Income tax expense for 2005 was $143,000 compared to an income tax benefit of $37,000 in 2004, and an income tax expense of $233,000 in 2003. The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks. The Company?s effective tax rate approximated statutory rates.


Financial Condition
	The Bank manages its assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of its financial position and the quality of earnings. To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by carefully structuring the balance sheet. The Bank?s asset liability committee meets regularly to review both the interest rate sensitivity position and liquidity.


Interest Rate Sensitivity
	The major elements management utilizes monthly to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Bank?s policy not to invest in derivatives in the ordinary course of business. The Bank performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company?s balance sheet at December 31, 2005, has a net interest sensitive asset gap of 40.45% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 3.81%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company?s interest rate sensitivity analysis at December 31, 2005, as well as the cumulative position at December 31, 2005:


TABLE 6 Interest Rate Sensitivity Analysis


                            December 31, 2005                              Over
                         30      60       90      120      180     One      One
                        Days    Days     Days     Days     Days    Year    Year
(Dollars in Thousands)
Total
 Earning Assets
Securities-HTM             -       -        -        -    5,000   6,000   8,000
Securities ? AFS           -       -        -        -        -       -     618
Loans                 13,372   3,815    2,357    2,397   23,178  10,264   3,798
Federal funds sold    35,865       -        -        -        -       -       -
Total Earning Assets  49,237   3,815    2,357    2,397   28,178  16,264  12,416

Non Earning Assets         -       -        -        -        -       -  11,290
TOTAL ASSETS          49,237   3,815    2,357    2,397   28,178  16,264  23,706

 Interest-Bearing Liabilities
Savings & Now accounts 14,466      -   30,906        -        -       -       -
Money market           3,516       -        -        -        -       -       -
CD's < $100,000          736     467      178      456      269   1,847   1,061
CD's > $100,000            -     100      200      109        -       -       -
Federal Funds              -       -        -        -        -       -       -
purchased
Repurchase agreements      -       -        -        -        -       -       -
Other short-term           -       -        -        -        -       -       -
borrowings
Notes payable              -       -        -        -    2,145       -       -
Total Interest-Bearing 18,718    567   31,284      565    2,414   1,847   1,061
Liabilities
Non Costing
Liabilities              468       -        -        -        -       -  69,030
TOTAL LIABILITIES     19,186     567   31,284      565    2,414   1,847  70,091
Interest Sensitivity
Gap                   30,051   3,248  (28,927)   1,832   25,764  14,417(46,385)
Cumulative Gap        30,051  33,299    4,372    6,204   31,968  46,385      -
Cumulative Gap/Total Interest-
 Earning Assets       26.21%   29.04%   3.81%    5.41%   27.88%   40.45%  0.00%


Liquidity
       The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. These are sources of liquidity that the Bank has not fully utilized. The Bank, nevertheless, has maintained adequate liquidity through the sale of federal funds. Traditionally, liquidity sources for the Bank are generated from operating activities and financing activities.
	Net cash from operating activities primarily results from net income adjusted for the following non-cash items: the provision for loan losses; depreciation and amortization; fair value adjustments on foreclosed property; and deferred income taxes or benefits. The Bank?s liquidity has increased due to the influx of insurance proceeds and FEMA funds deposited by its customers post Katrina.
	Significant financing activities generally include core deposits, securities sold under agreements to repurchase, and long-term debt. The Bank anticipates capital needs will be met from the growth in retained earnings.
	Financing activity cash flows from deposits, which increased 38.91% to $115,415,000 in 2005 from $83,089,000 in 2004, or $32,326,000, was the primary reason for the increase in liquidity. This increase was due to the influx of insurance proceeds and FEMA funds deposited by the Bank?s customers post Katrina. The Bank had unused sources of liquidity in the form of unused federal funds lines of $3,000,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank?s principal amount of unpledged investment securities. The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints. Management believes that its core deposit strength minimizes the risk of deposit runoff.


Loans
	The loan portfolio is the largest category of the Bank?s earning assets. The following table summarizes the composition of the loan portfolio for the last two years:


TABLE 7 Loans Net by Category

                                                    December 31,
                                                   2005             2004
(Dollars in Thousands)
Commercial, financial, &                          3,643            3,594
agricultural
Real estate-mortgage                             39,887           43,543
Personal Loans                                    2,669            3,577
Credit cards-Visa,
MasterCard                                       10,903           12,872
Credit cards-Proprietary                          1,554            1,332
Overdrafts                                          526              176
  Loans                                          59,182           65,094
Less:
 Unearned income                                      0                0
 Deferred loan fees (costs), net                      0                0
Allowance for possible loan losses                1,913            1,800
 Loans, net                                     $57,269          $63,294


       At December 31, 2005 total loans outstanding were $57,269,000 and $63,000,000 at December 31, 2004. Average total loans during 2005 decreased $2,913,000 or 4.57%, to $60,829,000.
       The Bank experienced a decrease of $3,656,000 in real estate loans from $43,543,000 in 2004 to $39,887,000 in 2005, a decrease in credit card loans of $1,747,000, a decrease in personal loans of $908,000, and a decrease in commercial loans of $49,000. The Bank lost several seasoned lenders during the first quarter of 2005. Loan sales were down until the sales force was replaced. In addition, Management has noted strong housing appreciation in the

Gulf Coast areas which were impacted by the 2005 hurricanes. That?s completely understandable. When a significant portion of the housing stock has been destroyed, the law of supply and demand dictates that the remaining houses will dramatically increase in value. We feel the gains don?t accurately reflect normal market conditions as the market will likely experience significant, unpredictable shifts during the next two years. Therefore, Management has been extremely conservative when considering appraisal values as collateral on real estate.
       In 2004 the Bank experienced an increase of $5,592,000 in real estate loans from $37,951,000 in 2003 to $43,543,000 in 2004, which was offset by a decrease in credit card loans of $2,830,000, a decrease in commercial loans of $264,000, and a decrease in personal loans of $58,000.

       The following table shows the maturity distribution and interest rate sensitivity of the Bank?s loan portfolio at December 31, 2005:


TABLE 8 Loan Maturity and Interest Rate Sensitivity


                                              December 31,
                                                  2005
                                                  Maturing
                                  Within    One To        Over
                                    One
                                    Year    5 Years     5 Years     Total
(Dollars in Thousands)
Loan Maturity by Type
Commercial, financial and
 Agricultural                      3,042       567          34      3,643
Real estate construction,
land and land development         32,952     6,773         162     39,887
All other loans                    2,739    12,913           0     15,652
    Total                        $38,733   $20,253        $196    $59,182


Rate Sensitivity of Loans
Loans:
 Fixed rate loans                32,759     20,315         196     53,270
 Variable rate loans              4,641          0           0      4,641
 Non-Accrual Loans                1,271          0           0      1,271
    Total                       $38,671    $20,315        $196    $59,182

	As of December 31, 2005 and 2004, there was no recorded investment in loans that are considered impaired under SFAS 114 and 118.


Non-performing Assets
       Non-performing assets consist of non-accrual and restructured loans and other real estate owned. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors? financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. Other real estate owned is real property acquired by foreclosure or deed taken in lieu of foreclosure.

	Non-performing assets at December 31, 2005 were $1,929,000 and $1,253,000 at December 31, 2004. During 2005, non-accrual loans increased by $747,000 and other real estate owned decreased $71,000. At December 31, 2005, and 2004, there were no restructured loans.
	Since December 31, 2004, the ratio of past due loans to total loans has increased from .55% to 3.03% at December 31, 2005. During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from a low of 1.90% at December 31, 2004, to a high of 3.22% at December 31, 2005. The allowance for possible loan losses as a percent of period-end loans increased to 3.23% at December 31, 2005, compared to 2.77% at December
31, 2004. Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2005, the gross amount of interest income that would have been recorded on non-accrual and restructured loans at December 31, 2005, if all such loans had been accruing interest at the original contract rate, was $31,000.


TABLE 9 Non-performing Assets


                                              December 31,
                                          2005             2004
(Dollars in Thousands)
Non-accrual Loans                        1,271              524
Restructured Loans                           0                0
Other Real Estate Owned                    658              729
  Total Non-performing Assets           $1,929           $1,253
Loans past due 90 days or more           1,793              356
Ratio of past due loans to loans          3.03%            0.55%
Ratio of non-performing assets to loans
 and other real estate owned              3.22%            1.90%

	Management is aware and working with customers who experienced damage due to the hurricanes.


Allocation of Allowance for Possible Loan Losses
	Allocation of the allowance for loan losses is based primarily on previous credit loss experience, adjusted for changes in the risk characteristics of each category. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of loan categories in which losses may ultimately occur.
	Approved credit card accounts are reviewed on a monthly basis to assure compliance with the Bank?s credit policy. Review procedures include determination that the appropriate verification process has been completed, recalculation of the borrower?s debt ratio, and analyses of the borrower?s credit history to determine if it meets established Bank criteria. Policy exceptions are carefully analyzed monthly. Delinquent accounts are monitored daily and charged off before 180 days, which is the industry standard. Prior to charge-off, interest on credit card loans continue to accrue. A monthly provision for credit card losses is included in the Bank?s overall provision for loan losses.
						19
<PASGE>

Table 10 Allocation of Allowance for Possible Loan Losses

                                    December 31, 2005         December 31, 2004
                               Allowance        % *      Allowance         % *
                                           (Dollars in Thousands)
Commercial, financial
and agricultural                    634       69.91%          562        68.03%
Real Estate-Construction              -           -             -            -
Real Estate-Mortgage                  -           -             -            -
Consumer Installment                 52        8.85%           66        10.09%
Credit Cards                      1,227       21.24%        1,172        21.88%
Unallocated                          -            -            -             -
     Total                        1,913                     1,800

* Percentage of respective loan type to total loans.


Investment Securities
	The Company?s investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank?s Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company?s strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $19,618,000 at December 31, 2005, and $19,534,000 at December 31, 2004. The
majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities.
Although credit risks are minimal, interest rates and their respective interest income is subject to risk due to fluctuating interest rates. The average maturity of the securities portfolio was one year or more at December 31, 2004. At year-end 2005, $618,000 of the Company?s investment securities were classified as available-for-sale, compared to $534,000 at December 31, 2004. The gross unrealized holding gains on these securities at December 31, 2005 were $301,000 and $217,000 at December 31, 2004.
	There were no investments and no obligations of any one state or municipality at December 31, 2005, or 2004.
	At December 31, 2005, and 2004 the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.
	The following table sets forth the carrying and approximate market values of investment securities for the last two years:


TABLE 11 Investment Securities


                                                      December 31,
                                                  2005              2004
                                         Amortized   Fair   Amortized    Fair
                                            Cost    Value      Cost      Value
                                                 (Dollars in Thousands)
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                19,000   18,591      19,000   18,774
Other investments                            318      618         318      534
    Total                                $19,318  $19,209     $19,318  $19,308

TABLE 12 Securities Maturities and Yields


                                                   December 31, 2005
                                          Amortized        Fair      Average
                                             Cost          Value      Yield (2)
                                                  (Dollars in Thousands)
Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                          -             -
Due 1-5 years                                  -             -
    Total                                      -             -           -
Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                      5,000         4,929       1.84%
Due 1-5 years                             14,000        13,662       2.21%
    Total                                $19,000       $18,591       2.11%
(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.


       Below is a table of equity securities that are included in Investment Securities at December 31, 2005 (dollars in thousands):



TABLE 13 Other Securities


Mississippi River Bank                 491
Liberty Financial Services, Inc.        81
Business Resource Capital               20
MasterCard International                26
 Total Other Securities               $618


Deposits
	Total deposits at December 31, 2005 were $115,415,000 which represented an increase of $32,326,000 or 38.91% from $83,089,000 at December 31, 2004.
This increase     was attributable to additional funds on deposit from
customers receiving insurance proceeds and FEMA monies post Katrina. During 2005, interest bearing deposits increased by $6,148,000. Core deposits, the Bank?s largest source of funding, consists of all interest bearing and non-interest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average core deposits increased $2,108,000 or 2.49% to $86,747,000 in 2005. Market rate core deposits, primarily CD?s of less than $100,000 and money market accounts, decreased $394,000 in 2005.
	Total deposits at December 31, 2004 were $83,089,000 which represented a decrease of $5,775,000 or 6.50% from $88,864,000 at December 31, 2003. During
2004, interest bearing deposits decreased by $3,722,000. Average core deposits declined $4,937,000 or 5.51% to $84,639,000 in 2004. Market rate core deposits, primarily CD?s of less than $100,000 and money market accounts, decreased $1,406,000 in 2004. This decrease was attributable to the Bank?s strategy to maintain the asset size of the Bank during 2004.
	Non-interest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average non-interest bearing demand deposits represented 45.50% of average core deposits in 2005 compared to 41.84% in 2004.
      The average amount of, and average rate paid on deposits by category for the period shown are presented below:


TABLE 14 Selected Statistical Information

                                                 December 31,
                                          2005               2004
                                        Average            Average
                                    Amount    Rate     Amount     Rate
(Dollars in Thousands)
Non-interest-bearing Deposits     $39,458     N/A    $35,416      N/A
Interest-bearing Demand Deposits   14,866    0.56%    15,669     0.20%
Savings Deposits                   26,712    0.50%    27,991     0.34%
Time Deposits                       6,154    1.66%     5,964     1.27%
   Total Average Deposits         $87,190            $85,040


	The composition of average deposits for the last two years is presented below:


TABLE 15 Deposit Composition


                                                December 31,
                                       2005                    2004
                                             (Dollars in Thousands)
                                       Average     % Of       Average    % Of
                                       Balances  Deposits    Balances  Deposits
Demand, non-interest-bearing            39,458    45.25%      35,416    41.64%
NOW accounts                            11,624    13.33%      11,885    13.98%
Money market deposit accounts            3,242     3.72%       3,784     4.45%
Savings accounts                        26,712    30.64%      27,991    32.92%
Other time deposits                      5,711     6.55%       5,563     6.54%
Total core deposits                     86,747    99.49%      84,639    99.53%
Certificates of deposit of
   $100,000 or more                        443     0.51%         401     0.47%
Total deposits                         $87,190   100.00%     $85,040   100.00%
       The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

TABLE 16 Maturity Distribution of Time Deposits $100,000 or More


                                                December 31,
                                              2005         2004
                                           (Dollars in Thousands)
Three months or less                           300          420
After three months through one year            109          108
    Total                                     $409         $528


Other Assets and Other Liabilities
	The following are summaries of other assets and other liabilities for the last two years:


TABLE 17 Other Assets & Other Liabilities


                                              December 31,
                                           2005          2004
                                         (Dollars in Thousands)
Interest Receivable                         468           250
Prepaid Expenses                            194           219
Accounts Receivable                         106            97
Cash Surrender Value                        273           391
Other Assets                                  0             6
   Total Other Assets                    $1,041          $963



                                              December 31,
                                          2005           2004
                                        (Dollars in Thousands)
Accrued Expenses Payable                   470            246
Deferred Membership Fees                    25             33
Blanket Bond Fund                           49             37
Other Liabilities                          107             41
   Total Other Liabilities                $651           $357


Borrowings
	The Company?s long-term debt is comprised primarily of debentures which will be due July 5, 2006. Each $500 debenture is secured by a pledge of 40.79 shares of the Bank?s stock.
       The Bank has no long-term debt. It is the Bank?s policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $3,000,000 with a correspondent bank. The
Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

Shareholders? Equity
	Shareholders? equity at December 31, 2005, was $7,065,000, an increase of $508,000 or 7.75% from $6,557,000 at December 31, 2004, and amounted to 5.61% of total assets. Realized shareholders? equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $452,000 or 7.20% to $6,733,000 at December 31, 2005, from
$6,281,000 at December 31, 2004.
       During 2005, the increase in shareholder?s equity was primarily attributable to a $468,000 increase in net income, a decrease in Preferred Stock of $41,000, an increase in capital in excess of par-retired Preferred Stock of $24,000. In addition, there was an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $55,000.
       Shareholders? equity at December 31, 2004, was $6,557,000, a decrease of $42,000 or .64% from $6,599,000 at December 31, 2003, and amounted to 7.03% of total assets. Realized shareholders? equity, which includes preferred and common stock, capital in excess of par, and retained earnings, decreased $50,000 or .79% to $6,281,000 at December 31, 2004, from $6,331,000 at
December 31, 2003.
       During 2004, the decrease in shareholder?s equity was primarily attributable to a $39,000 net loss, a decrease in Preferred Stock of $30,000, an increase in capital in excess of par-retired Preferred Stock of $18,000 and an increase in accumulated other comprehensive income in the amount of $8,000.
	No dividends were paid on shares of Company Common Stock in 2005 or 2004.
	The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company?s internal capital growth rate (net income less dividends declared as a percentage of average shareholders? equity) was 6.68% compared to (.58%) in 2004. The ratio of average shareholders? equity to average assets was 7.18% and 7.12% in 2005 and 2004, respectively.
	At December 31, 2005, the Company?s primary capital ratio as defined by the FRB was 8.95%, compared to 8.40% in 2004. The total capital ratio was 8.95% at December 31, 2005, and 8.40% in 2004, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.
	The Bank?s leverage ratio (Tier 1 capital to total assets) at December 31, 2005, was 8.11% compared to 9.25% at December 31, 2004, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.
	The Company?s ratios are in excess of the FRB?s requirements, as indicated in the Capital Adequacy schedule below:


Table 18 Capital Adequacy


                                                December 31,
                                  2005                 2004
                                Amount    Percent    Amount     Percent
                                          (Dollars in Thousands)
Tier I capital
  Actual                         7,064     10.46%     6,548     10.35%
  Minimum                        2,702      4.00%     2,530      4.00%
  Excess                         4,362      6.46%     4,018      6.35%
Total risk-based capital
  Actual                         7,921     11.73%     7,351     11.62%
  Minimum                        5,400      8.00%     5,060      8.00%
  Excess                         2,521      3.73%     2,291      3.62%
Tier I capital leverage ratio
  Actual                         7,064      6.44%     6,548      6.90%
  Minimum                        4,390      4.00%     3,800      4.00%
  Excess                         2,674      2.44%     2,748      2.90%

       During 2005, no subordinated debt was received by the Company. During the year ended December 31, 2005, the Bank paid the Company dividends totaling

$214,500. Dividends that may be paid by the Bank to the Company are subject to certain regulatory limitations. Under Louisiana banking law, the approval of the OFI will be required if the total of all dividends declared in any calendar year by the Bank exceed the Bank?s net profits to date and retained net profits for the year in which such dividend is declared and the immediately preceding year, subject to maintenance of minimum required regulatory capital.


Supervision and Regulation Enforcement Action

Bank Holding Company Regulation

Federal
	The Company is a bank holding company within the meaning of the BHC Act, and is registered with the FRB. It is required to file annual reports with the FRB and such additional information as the FRB may require pursuant to the BHC Act. The FRB may also perform periodic examinations of the Company and its subsidiaries. The following summary of the BHC Act and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts.
       The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is already not majority owned by the Company. The BHC Act prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company which is not a bank and from engaging in any business other than banking or furnishing services to or performing services for its subsidiaries. The 5% limitation is not applicable to ownership of shares in any company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As set forth below, however, the Gramm-Leach-Bliley Financial Modernization Act of 1999, enacted on November 12, 1999, broadens the ability of a bank holding company to own or control companies other than banks.
       Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the ?Riegle-Neal Act?) allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company?s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the target bank?s state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank?s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.
	Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.
	The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by national and state banks, respectively, only in states that specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations that prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production.
	The Bank is an ?affiliate? of the Company within the meaning of the Federal Reserve Act. This act places restrictions on a bank?s loans or extensions of credit to purchases of or investments in the securities of, and purchases of assets from an affiliate, a bank?s loans or extensions of credit to third parties collateralized by the securities or obligations of an affiliate, the issuance of guarantees, acceptances, and letters of credit on behalf of an affiliate, and certain bank transactions with an affiliate, or with respect to which an affiliate acts as agent, participates, or has a financial interest. Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishings of services.
	Under FRB policy, the Company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary. This support may be required at times when, absent such FRB policy, the Company may not be inclined to provide it. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (?FIRREA?), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August
9, 1989 in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution ?in danger of default.? ?Default? is defined generally as the appointment of a conservator or receiver and ?in danger of default? is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Under FDICIA (see discussion below) a bank holding company may be required to guarantee the capital plan of an undercapitalized depository institution. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company?s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.


Louisiana
	Under the Louisiana Bank Holding Company Act of 1962, as amended (the ?Louisiana BHC Act?), bank holding companies are authorized to operate in Louisiana provided the activities of the non bank subsidiaries thereof are limited to the ownership of real estate and improvements, computer services, equipment leasing, and other directly related banking activities. In addition, a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage. The Commissioner of the OFI is authorized to administer the Louisiana BHC Act by the issuance of orders and regulations. At present, prior approval of the Commissioner would not be required for the formation and operation of a nonblank subsidiary of the Company if its activities meet the requirements of the Louisiana BHC Act.


Bank Regulation
	The Bank is subject to examination and regulation by the FDIC.   The
Bank is chartered under the banking laws of the State of Louisiana and is subject to the supervision of, and regular examination by, the OFI. As an affiliate of the Bank, the Company is also subject to examination by the OFI. In addition, the deposits of the Bank are insured by the Bank Insurance Fund (?BIF?) thereby rendering the Bank subject to the provisions of the Federal Deposit Insurance Act (?FDIA?) and, as a state nonmember bank, to supervision and examination by the FDIC. The FDIA requires the FDIC approval of any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations that place restrictions on loans by FDIC-insured banks to their directors, executive officers, and other controlling persons.
	In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 (?FDICIA?) was enacted, which substantially revises the bank regulatory and funding provisions of the FDIA and makes revisions to several other federal banking statues. Among other things, the FDICIA requires the federal banking regulators to take ?prompt corrective action? in respect of depository institutions that do not meet minimum capital requirements. The Bank has capital levels above the minimum requirements. In addition, an institution that is not well capitalized is generally prohibited form accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to ?pass through? insurance coverage for certain employee benefit accounts. The FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution?s capital plan for such plan to be acceptable. The FDICIA contains numerous other provisions, including new account, audit and reporting requirements, termination of the ?too big to fail? doctrine except in special cases, limitations on the FDIC?s payment of deposits at
						26

foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. The FDICIA also required that a depository institution provide 90 days prior notice of the closing of any branches.
	Furthermore, all banks are affected by the credit policies of other monetary authorities, including the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The FRB?s monetary policies have had a significant effect on the operating results of commercial banks in the past, and the Company expects this trend to continue in the future.


Dividends
	The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company?s financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statues and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.
	In addition to the restrictions on dividends imposed by the FRB, Louisiana law also places limitations on the Company?s ability to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company?s revenue is dividends that it receives and expects to receive from the Bank, the Company?s ability to pay dividends to its shareholders will depend on the amount of dividends paid by the Bank to the Company. The Company cannot be sure that the Bank will, in any circumstances, pay such dividends to the Company, as Louisiana banking law provides that a Louisiana bank may not pay dividends if it does not have, or will not have after the payment of such dividend, unimpaired surplus equal to 50% of the outstanding capital stock of the bank. In addition, OFI approval is required to declare or pay any dividend that would bring the total of all dividends paid in any one calendar year to an amount greater than the total of such bank?s net profits for such year combined with the net profits of the immediately preceding year.


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


Code of Ethics
	The Company has adopted a code of ethics that applies to all directors, officers and employees that is designed to deter wrongdoing and promote the following:

1.)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.)	Full, fair, accurate, timely and understandable disclosure in reports and documents;

3.)	Compliance with applicable governmental laws, rules and
regulations;
4.)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5.)	Accountability for adherence to the code.

	A copy of the Bank?s code of ethics may be obtained by writing to:

			Bank of Louisiana
			Accounting Department
			300 St. Charles Avenue
			New Orleans, LA 70130-3104


Community Reinvestment Act (CRA)
       In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and populations.
       The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community. The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of ?outstanding,? ?satisfactory,? ?needs improvement? or ?unsatisfactory.? The Bank has received a ?satisfactory? rating from the FDIC.


Indemnification of Directors and Officers
	The Board of Directors of the Bank of Louisiana, on June 8, 1988, adopted a resolution to amend the Articles of Incorporation of the Bank by adding a new Article VII as follows:

	No director or officer of the corporation shall be personally liable to the corporation or its shareholder for monetary damages for breach of fiduciary duty as a director or officer, except for liability (i) for breach of the director?s or officer?s duty of loyalty to the corporation or its shareholders, (ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any unlawful dividend or any other unlawful distribution, payment or return of assets made to shareholders, or (iv) for any transaction from which the director or officer derived an improper personal benefit.


Sarbanes-Oxley Act of 2002
	The following is a brief summary of some of the provision of the Sarbanes-Oxley Act of 2002 (?SOX?) that affect the Company and the Bank. It is not intended as an exhaustive description of SOX or its impact on us.
	SOX instituted or increased various requirements for corporate governance, board of director and audit committee composition and membership, board duties, auditing standards, external audit firm standards, additional disclosure requirements, including CEO and CFO certification of financial statements and related controls, and other new requirements.
	Board of directors are now required to have a majority of independent directors, and audit committees are required to be wholly independent, with greater financial expertise. Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors? fees. Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation, and limitations over non-audit services. Penalties for non-compliance with exiting and new requirements were established or increased.
	In addition, Section 404 of SOX currently requires that by the end of 2006, our management perform a detailed assessment of internal controls and report thereon as follows:
1.	We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting
2.	We must present an assessment, as of the end of the December 31,
2006 fiscal year, of the effectiveness of the internal control structure and procedure for our financial reporting, and

3.	We must have our auditors attest to, and report on, the assessment made by management. The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

We have taken steps with respect to achieving compliance.


Financial Modernization Act
	The Gramm-Leach-Bliley Act, (?GLB?) of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities. This act repeals the provision of the Glass Steagall Act, thus permitting affiliations of banks with securities firms and registered investment companies. The act authorizes financial holding companies, which permits banks to be owned by or to own securities firms, insurance companies, and merchant banking companies. The act gives the FRB authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.
	In addition, the GLB Act also provided significant new protections for the privacy of customer information that are applicable to the Company. Accordingly, we must (1) adopt and disclose a privacy policy; (2) give customers the right to prevent us from making disclosure of non-public financial information, subject to specified exceptions; and (3) follow regulatory standards to protect the security and confidentiality of customer information.


Item 7 Financial Statements

LaPort, Sehrt, Romig & Hand
Certified Public Accountants


To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

	We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2005 and 2004, and the related consolidated statements of income
(loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/Laporte, Sehrt, Romig & Hand
A Professional Accounting Corporation



Metairie, LA
January 20, 2006


110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958 504-835-5522 Fax 504-835-5535
5100 Village Walk, Suite 202, Covington, La 70433-4012  985-892-5850  Fax 985-
892-5956
WWW.LAPORTE.COM
RSM McGladrey Network
An Independently Owned Member

                    BOL BANCSHARES, INC. & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS


                                  ASSETS


									December 31,
				                              2005         2004

Cash and Cash Equivalents
	Non-Interest Bearing Balances and Cash         $9,166,922    $6,350,442
	Federal Funds Sold                             35,865,000            -

	    Total Cash and Cash Equivalents	           45,031,922 	  6,350,442

Investment Securities
	Securities Held-to-Maturity (Fair Value of
$18,590,631 in 2005 and $18,773,755 in 2004)         19,000,000    19,000,000
	Securities Available-for-Sale, at Fair Value      618,456       534,456
Loans - Less Allowance for Loan Losses of $1,912,908
 In 2005 and $1,800,000 in 2004                      57,268,913    63,293,693
Property, Equipment and Leasehold Improvements
(Net of Depreciation and Amortization)                2,230,854     2,151,284
Other Real Estate				                    657,895       729,317
Other Assets					            1,040,819       963,450
Deferred Taxes					               35,748       101,888
Letters of Credit                                        69,420       102,465

			Total Assets	               $125,954,027   $93,226,995


The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

					                           December 31,
					                           2005		2004

LIABILITIES
	Deposits
		Non-Interest Bearing			   $61,104,761   $34,926,914
		Interest Bearing			          54,310,528    48,162,540
	Notes Payable				           2,145,407     2,187,917
	Other Liabilities				             651,050       357,039
	Federal Funds Purchased				             -       350,000
	Letters of Credit Outstanding				  69,420       102,465
	Accrued Interest				             608,168       583,112

		Total Liabilities	                     118,889,334    86,669,987

STOCKHOLDERS' EQUITY
	Preferred Stock - Par Value $1
	2,117,244 Shares Issued and Outstanding in 2005
	2,157,853 Shares Issued and Outstanding in 2004
                                                     2,117,244 	 2,157,853
	Common Stock - Par Value $1
		179,145 Shares Issued and
		Outstanding in 2005 and 2004	       	 179,145       179,145
	Accumulated Other Comprehensive Income		 331,699       276,259
	Capital in Excess of Par - Retired Stock		 126,228       101,863
	Retained Earnings				           4,310,377	 3,841,888

		Total Stockholders' Equity	           7,064,693	 6,557,008

	Total Liabilities and Stockholders' Equity  $125,954,027   $93,226,995

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)



				                      For the Years Ended
	                    				 December 31,

				                   2005		2004		2003

INTEREST INCOME				 $7,569,237	 $7,721,357  $7,824,182
INTEREST EXPENSE				    485,006     374,110     523,614

		Net Interest Income       7,084,231   7,347,247   7,300,568

PROVISION FOR LOAN LOSSES		    586,871     623,869     197,811

	Net Interest Income After
		Provision for Loan Losses 6,497,360   6,723,378   7,102,757

OTHER INCOME
 Service Charges on Deposit Accounts    803,319   1,136,097   1,167,710
 Other Non-Interest Income            1,188,611     987,145   1,356,510

	Total Other Income              1,991,930   2,123,242   2,524,220

OTHER EXPENSES
 Salaries and Employee Benefits      3,188,009    4,042,975   4,142,912
 Occupancy Expense	             1,403,933    1,584,409   1,674,331
 Estimated Loss Contingency            230,000      292,534     113,030
 Other Non-Interest Expense          3,055,426    3,002,136   3,051,881

	Total Other Expenses		 7,877,368    8,922,054   8,982,154

INCOME (LOSS) BEFORE INCOME            611,922      (75,434)    644,823
	TAX EXPENSE (BENEFIT)

INCOME TAX EXPENSE (BENEFIT)           143,433      (36,932)    232,701

NET INCOME (LOSS)                     $468,489     $(38,502)   $412,122

EARNINGS (LOSS) PER SHARE OF
	COMMON STOCK	                 $2.62       $(0.21)      $2.30

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                            For the Years Ended

				                       December 31,

                                          2005         2004        2003

NET INCOME (LOSS)	                    $468,489     $(38,502)   $412,122

OTHER COMPREHENSIVE INCOME, NET OF TAX:
	Unrealized Holding Gains on
	Investment Securities Available-for-
	Sale, Arising During the Period   55,440        8,421      46,603

OTHER COMPREHENSIVE INCOME              55,440        8,421      46,603

COMPREHENSIVE INCOME (LOSS)           $523,929     $(30,081)   $458,725

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


	                               Accumulated    Capital In
	                               Other         Excess of
                Preferred Common   Comprehensive   Par          Retained
                  Stock    Stock    Income         Retired Stock Earnings Total

BALANCE - December 31,
	2002	          $2,239,602 $179,145 $221,235 $52,813 $3,468,268 $6,161,063

Preferred Stock Retired	(51,703)     -        -    31,022        -      (20,681)

Other Comprehensive Income,
     Net of Applicable Deferred
  Income Taxes                -       -    46,603      -         -       46,603

Net Income for the Year 2003  -   	  -        -       -      412,122   412,122

BALANCE - December 31,
	2003	          2,187,899  179,145  267,838  83,835   3,880,390 6,599,107

Preferred Stock Retired (30,046)       -       -   18,028        -      (12,018)

Other Comprehensive Income,

     Net of Applicable Deferred
     Income Taxes	            -        - 	 8,421        -        -        8,421

Net Loss for the Year 2004    -        -       -        -    (38,502)   (38,502)

BALANCE - December 31,
	2004	          2,157,853  179,145  276,259 101,863   3,841,888 6,557,008

Preferred Stock Retired	(40,609)       -        -  24,365         -     (16,244)

Other Comprehensive Income,
     Net of Applicable Deferred
     Income Taxes             -        - 	55,440        -         -      55,440

Net Income for the Year 2005  -        -       -        -    468,489    468,489

BALANCE - December 31,
	2005	         $2,117,244 $179,145 $331,699 $126,228$4,310,377 $7,064,693

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

							                  For the Years Ended
	                                                          December 31,
	                                                   2005	2004      2003

OPERATING ACTIVITIES
	Net Income (Loss)				          $468,489  $(38,502) $412,122
	Adjustments to Reconcile Net Income (Loss) to Net
		Cash Provided by Operating Activities:
		Provision for Loan Losses                586,871   623,869   197,811
		Depreciation and Amortization Expense    237,975   211,667 	 262,829
		Amortization of Investment Security Premiums  -     22,678    86,085
		Accretion of Investment Security Discounts    -         -   (10,779)
		Decrease in Deferred Income Taxes         37,580    23,128	 37,861
		Loss on Sale of Property and Equipment     6,471        -         -
		Gain on Sale of Other Real Estate       (235,000)  (97,677)(419,805)
		(Increase) Decrease in Other Assets      (77,369)  387,489	 17,783
		Increase (Decrease) in Other Liabilities and
		Accrued Interest                         319,067 (135,367)  191,500

		Net Cash Provided by Operating Activities
                                                  1,344,084  997,285    775,407

INVESTING ACTIVITIES

	Proceeds from Held-to-Maturity Investment Securities
		Released at Maturity                          - 8,000,000 17,500,000
	Purchases of Held-to-Maturity Investment Securities
	                                                - (8,022,678) (19,000,000)
	Purchases of Available-for-Sale Investment Securities
	                                                -          -      (26,281)
	Proceeds from Sale of Property and Equipment   1,251    7,885       4,260
	Purchases of Property and Equipment	        (325,267)(755,941)   (200,172)
	Proceeds from Sale of Other Real Estate      585,000  305,000   1,526,750
	Purchases of Loans                          (242,899) (80,384) (4,608,625)
	Net Decrease (Increase) in Loans          5,402,230 (3,766,293)  (412,545)

	   Net Cash Provided by
		(Used in) Investing Activities      5,420,315 (4,312,411)(5,216,613)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

							                  For the Years Ended
							                         December 31,
								   2005	   2004      2003

FINANCING ACTIVITIES

	Net Increase (Decrease) in Non-Interest Bearing
		and Interest Bearing Deposits	     32,325,835 (5,774,946)(2,538,329)
	Federal Funds (Repaid) Purchased           (350,000)   350,000          -
	Proceeds from Issuance of Long-Term Debt          -          -  1,753,000
	Preferred Stock Retired                     (16,244)   (12,018)   (20,681)
	Principal Payments on Long-Term Debt        (42,510)   (11,462)(1,763,023)

		Net Cash Provided by
	     (Used in) Financing Activities      31,917,081 (5,448,426)(2,569,033)

NET INCREASE (DECREASE) IN CASH AND
	CASH EQUIVALENTS	                       38,681,480 (8,763,552)(7,010,239)

CASH AND CASH EQUIVALENTS -
	BEGINNING OF YEAR                         6,350,442 15,113,994 22,124,233

CASH AND CASH EQUIVALENTS -
	END OF YEAR                             $45,031,922 $6,350,442$15,113,994


SUPPLEMENTAL DISCLOSURES:
	Additions to Other Real Estate Through Foreclosure
                                                 $278,578   $729,317 $1,106,945

	Cash Paid During the Year for Interest    $459,950  $342,499    $511,948

	Cash Paid During the Year for Income Taxes $55,777   $84,513     $80,000

	Market Value Adjustment for Unrealized Gain
		on Securities Available-for-Sale     $84,000   $12,759     $70,610

	Accounting Policies Note:
	   Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	BUSINESS OF THE COMPANY
		BOL BANCSHARES, INC. (the Company) was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act. The Company was inactive until April 29, 1988, when it acquired Bank of Louisiana, BOS Bancshares,
Inc. and its wholly-owned subsidiary, Bank of the South, and Fidelity Bank and Trust Company of Slidell, Inc., and its wholly-owned subsidiary, Fidelity Land Co. in a business reorganization of entities under common control in a manner similar to a pooling of interest. The acquired companies are engaged in the banking industry.

PRINCIPLES OF CONSOLIDATION
		The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana and its wholly-owned subsidiary, BOL Assets, LLC. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

INVESTMENT SECURITIES
		Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized gains and losses on securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders? equity. Cost of securities sold is recognized using the specific identification method.

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

	CASH AND DUE FROM BANKS
		The Bank considers all amounts Due from Banks and Federal Funds Sold, to be cash equivalents.

		The Subsidiary Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,176,654 and $1,430,538 for the years ended December 31, 2005 and 2004, respectively.

	NON-DIRECT RESPONSE ADVERTISING
		The Bank expenses advertising costs as incurred.

	USE OF ESTIMATES
		The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK
		Most of the Bank?s activities are with customers located within the New Orleans area, except for credit card lending, which is nationwide.
Note C discusses the types of lending that the Bank engages in and Note E discusses the type of securities that the Company invests in. The Bank does not have any significant concentrations in any one industry or customer.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	NEW ACCOUNTING STANDARDS
       In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 (SFAS 123), ?Share-Based Payment.? This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award ? the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005.

       Statement of Financial Accounting Standards No. 153 (SFAS 153), ?Exchanges of Nonmonetary Assets,? amends Accounting Principals Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This pronouncement is not expected to have an affect on the financial position and results of operations of the Company.

       Statement of Financial Accounting Standards No. 154 (SFAS 154), ?Accounting Changes and Error Corrections,? amends the guidance in Accounting Principles Board No. 20 and Financial Accounting Standard No. 3, to require retrospective application of voluntary changes in accounting principle to prior period?s financial statements unless it is impracticable to determine the cumulative effect as it relates to the specific period. If it is determined that it is impracticable to apply such retrospective application, the Statement requires that the new principle be applied to assets and liabilities at the earliest date to which it is practicable and a corresponding adjustment be made to the opening balance of retained earnings. This Statement is effective for all voluntary changes in accounting principle and corrections of error made for fiscal years beginning after December 15, 2005.

       In 2005, the FASB issued Interpretation No. 47, ?Accounting for Conditional Asset Retirement Obligations?. This Interpretation clarifies that the term ?conditional asset retirement obligation?, as used in SFAS
No. 143, ?Accounting for Asset Retirement Obligations?, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. In addition, this Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability?s fair value can be reasonably estimated. The Interpretation had no effect on the Company?s financial statements.

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

		The net income (expense) from Other Real Estate totaled $85,754 in 2005 and $80,403 in 2004 and $318,102 in 2003, respectively.


NOTE C
	LOANS
		Major classification of loans are as follows:

                                                    December 31,
                                               2005             2004

	Real Estate Mortgages:
		Residential 1-4 Family	$	11,311,343	$	13,635,071
		Commercial                    19,532,186        19,368,896
		Construction                   5,953,928         6,534,649
		Second Mortgages               1,556,692         2,212,301
		Other	                         1,532,836         1,792,000
	                                    39,886,985        43,542,917

	Commercial                           3,643,113         3,594,189
	Personal                             2,668,127         3,576,374
	Credit Cards                        12,457,379        14,204,241
	Overdrafts                             526,217           175,972
	                                    59,181,821        65,093,693
	Unearned Discounts                           -                 -

                                          59,181,821        65,093,693
	Allowance for Loan Losses            1,912,908         1,800,000

                                        $	57,268,913	$	63,293,693

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C
	LOANS (Continued)
		The following is a classification of loans by rate and maturity:
(Dollar amounts in thousands)

                                                         December 31,
                                                      2005             2004
	Fixed Rate Loans:
		Maturing in 3 Months or Less         $	10,113     $	13,624
		Maturing Between 3 and 12 Months          22,646            20,702
		Maturing Between 1 and 5 Years            20,315            24,830
		Maturing After 5 Years                       196               270
                                                      53,270            59,426
	Variable Rate Loans:
		Maturing Quarterly or More Frequently      4,641             5,144
		Maturing Between 3 and 12 Months               -                 -
		Non-Accrual Loans	                         1,271               524
                                                      59,182            65,094
	Less:  Unearned Discount                             -                 -
	Less:  Allowance for Loan Losses                 1,913             1,800

		Net Loans                            $	57,269      $	63,294


	As of December 31, 2005 and 2004, there was no recorded investment in loans that are considered impaired under SFAS Nos. 114 and 118.

	The Bank purchases credit card portfolios occasionally, resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2005 and 2004 totaled $13,428 and $93,996, respectively.


NOTE D
	NON-PERFORMING ASSETS
		Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate," and amount to $657,895 at December 31, 2005, and $729,317 at December 31, 2004.

		Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D
	NON-PERFORMING ASSETS (Continued)
       At December 31, 2005, $1,271,242 of loans was in the non-accrual status and $30,984 of interest was foregone in the year then ended. At December 31, 2004, $523,836 of loans was in non-accrual status and $2,757 of interest was foregone in the year then ended. Interest income recognized on non-accrual loans totaled $-0-, $764 and $-0- during the years ended December 31, 2005, 2004 and 2003, respectively.


NOTE E
	INVESTMENT SECURITIES
		Carrying amounts and approximate market values of investment securities are summarized as follows:

		Securities held-to-maturity consisted of the following at December 31, 2005:

                                                 Gross         Gross
                                    Amortized  Unrealized   Unrealized     Fair
                                       Cost       Gains        Losses      Value


	U.S. Agency Securities   $	19,000,000  $	-    $ 409,369 $18,590,631


		Securities available-for-sale consisted of the following at December 31, 2005:

					                   Gross          Gross
                                   Amortized  Unrealized    Unrealized     Fair
                                      Cost       Gains         Losses      Value


	Equity Securities          $  317,681     $300,775	$	-     $618,456


		Securities held-to-maturity consisted of the following at December 31, 2004:

                                                 Gross         Gross
                                   Amortized  Unrealized    Unrealized     Fair
                                      Cost       Gains        Losses      Value


	U.S. Agency Securities    $	19,000,000	$   -      	$226,245 $18,773,755

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E
	INVESTMENT SECURITIES (Continued)
		Securities available-for-sale consisted of the following at December 31, 2004:

                                                 Gross        Gross
                                   Amortized  Unrealized   Unrealized     Fair
                                      Cost     Gains         Losses     Value

	Equity Securities          $317,681     $216,775     $    -     $534,456


		The maturities of investment securities at December 31, 2005 are as follows:

                      Securities Held-to-Maturity  Securities Available-for-Sale
                       Amortized        Market      Amortized       Market
                          Cost           Value         Cost          Value
Amounts Maturing in:
	One Year or Less   $5,000,000    $4,929,064     $317,681      $618,456
	After One Year
	Through Five Years 14,000,000	   13,661,567           -            -

                         $19,000,000   $18,590,631    $317,681      $618,456


		Securities of $1,100,000 at December 31, 2005 and 2004 were pledged to secure public funds.


NOTE F
	INCOME TAXES
		The components of the provision for income tax expense (benefit) are:

				                  2005	     2004       2003
	Current                          $105,853    $12,573    $194,840
	Deferred                           37,580    (49,505)     37,861

	Total Provision for Income Tax   $143,433    $(36,932)  $232,701

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F
	INCOME TAXES (Continued)
		A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                         2005        2004       2003
	Computed Tax (Benefit) at the Expected
		Statutory Rate             $208,053     $(25,648) $219,239
		Katrina Tax Credits         (41,439)           -         -
		Other Adjustments           (23,181)     (11,284)   13,462
		Income Tax Expense (Benefit)
			for Operations       $143,433     $(36,932) $232,701

		Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

		There were net deferred tax assets of $35,748 and $101,888 as of December 31, 2005 and 2004, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

	                                             2005              2004
	Deferred Tax Assets:
	Other Real Estate                          $101,321          $101,321
	Allowance for Loan Loss                     262,029           195,757
	Accrued Litigation Settlements                   -            105,180
		Total Deferred Tax Assets             363,350           402,258
	Deferred Tax Liabilities:
	Section 481A Adjustment ? Prepaid Expenses  (20,648)          (60,152)
	Unrealized Gain on Securities              (151,960)         (123,400)
	Accumulated Depreciation                   (154,994)         (116,818)
		Total Deferred Tax Liabilities       (327,602)         (300,370)

	Deferred Tax Assets, Net of Deferred Tax Liabilities
                                                $  35,748          $101,888

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
                                                    December 31,
                                                   2005              2004
	Furniture and Equipment                   $2,115,506       $1,926,649
	Bank Owned Vehicles                           57,441           81,735
	Leasehold Improvements                       378,815          356,502
	Land                                         578,425          578,425
	Buildings                                  1,723,133        1,723,133
			                               4,853,320        4,666,444
	Less:  Accumulated Depreciation and Amortization
                                                 2,622,466        2,515,160

                                               $ 2,230,854       $2,151,284

		Depreciation and amortization expense aggregated $237,975 in 2005, $211,667 in 2004 and $262,829 in 2003.


NOTE H
	ALLOWANCE FOR LOAN LOSSES
		Changes in the allowance for loan losses were as follows:

		                                     For the Years Ended
		                                        December 31,
                                           2005       2004       2003

	Balance - January 1              $1,800,000   $1,800,000  $1,800,000
	Provision Charged to:
		Operations                    586,871      623,869     197,811
	Loans Charged Off                  (700,926)    (934,205)   (848,729)
	Recoveries                          226,963      310,336     650,918

	Balance - December 31            $1,912,908   $1,800,000  $1,800,000


NOTE I
	STOCKHOLDERS' EQUITY

	PREFERRED STOCK
		8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,117,244 shares issued and outstanding in 2005 and 2,157,853 shares issued and outstanding in 2004. Preferred stock ranks prior to common stock as to dividends and liquidation.

	COMMON STOCK
		Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2005 and 2004.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I
	STOCKHOLDERS' EQUITY (Continued)
	On August 10, 1999, the Company declared a dividend distribution of one purchase right for each outstanding share of common stock. Each right entitles the holder, at any time following the ?Distribution Date? to purchase one share of common stock of the Company at an exercise price of $7.50 per share. A ?Distribution Date? occurs either ten days following certain actions designed to acquire 20% or more of the Company?s voting securities or ten days following a determination by the Board of Directors that a person having beneficial ownership of at least 10%, is an adverse person. The rights will expire on August 9, 2009.


NOTE J
	EARNINGS PER COMMON SHARE
	Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2005, 2004 and 2003. There was no provision for dividends for the years ended December 31, 2005, 2004 or 2003.


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

                                       2005          2004        2003

	Credit Card Arrangements      $42,699,000  $33,669,000  $50,452,000
	Commitments to Extend Credit    4,573,000    4,803,000    3,399,000

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

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	The Subsidiary Bank is appealing a ruling on a case where the Bank was a plaintiff in a suit against its former health insurer for reimbursement of claims paid on behalf of the Bank?s employee health plan. A loss of $271,628, related to this case, was charged to operations during 2004.

	The Subsidiary Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. The matter is currently pending and the outcome is presently unknown.

		Several of the Bank?s branches sustained damage as a result of Hurricane Katrina. In addition, due to concessions made to customers to facilitate the timely processing of transactions, the Bank has estimated that it has sustained some losses. Based on management?s evaluation, $150,000 in building and equipment losses and $80,000 in transaction losses have been accrued for as of December 31, 2005.


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

                                         2005            2004
	Balance - January 1             $2,078,414      $1,242,403
	New Loans Made                      98,836       1,006,135
	Repayments                      (1,480,300)       (170,124)
	Reclassifications                       -               -

	Balance - December 31           $  696,950      $2,078,414


		The Subsidiary Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2005, 2004 and 2003 totaled $410,012, $412,380 and $425,320, respectively.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L
	RELATED PARTY TRANSACTIONS (Continued)
During 2004, the Subsidiary Bank purchased the building from which it was operating a branch and paying rent to Tammany Mall Partnership. For the year ended December 31, 2004, $49,600 was paid to Tammany Mall Partnership in rent expense before the purchase. For the year ended December 31, 2003, $74,400 was paid to Tammany Mall Partnership for rent expense.

       At December 31, 2005 and 2004, amounts due to Directors of the Company, including accrued interest, totaled $338,643 and $395,643, respectively. These amounts which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2005 and 2004, $91,500 were to Directors of the Company (see Note Q).


NOTE M
	LEASES
		The Subsidiary Bank leases office space under agreements expiring in various years through December 31, 2006. Two of the leases are with related parties, as discussed in Note L. In addition, the Subsidiary Bank rents office space on a month-to-month basis from non-related groups.
Various pieces of data processing equipment are also leased.

		The total minimum rental commitment at December 31, 2005, under the leases is $254,783, which is due as follows:

	December 31,
		2006	$	254,783

	For the years ended December 31, 2005, 2004 and 2003, $635,299, $784,275 and $795,302 was charged to rent expense, respectively.

		The Subsidiary Bank is the lessor of office space under operating leases expiring in various years through 2018.

		Minimum future rentals to be received on non-cancelable leases as of December 31, 2005 are:

		December 31,

		2006       $125,142
		2007         60,822
		2008         30,522
		2009         30,522
		2010         30,522
		Thereafter	244,174

	                 $521,704

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N
	LETTERS OF CREDIT
		Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Outstanding letters of credit were $69,420 and $102,465 as of December 31, 2005 and 2004, respectively. Of the $69,420 in letters of credit, $20,000 were secured by cash, $7,420 were secured by real property, and $42,000 were unsecured. All of the letters of credit are scheduled to mature in 2006.


NOTE O
	INTEREST BEARING DEPOSITS
		Major classifications of interest bearing deposits are as follows:

                                                 December 31,
                                           2005             2004

	NOW Accounts                    $14,466,392       $11,292,539
	Money Market Accounts             3,515,538         3,830,223
	Savings Accounts                 30,905,882        27,431,575
	Certificates of Deposit Greater
          Than $100,000                   409,357           528,085
	Other Certificates of Deposit     5,013,359         5,080,118

                                      $54,310,528       $48,162,540


		The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2005 and 2004 are as follows: (Dollar amounts in thousands)

	Three Months or Less                $300        $420
	After Three Months Through One Year	 109         108

                                          $409        $528


NOTE P
	FUNDS AVAILABLE FOR DIVIDENDS
		The Subsidiary Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Subsidiary Bank's earnings.

		During the year ended December 31, 2005 and 2003, the Bank paid BOL Bancshares, Inc. dividends totaling $214,500 and $143,000, respectively. Refer to Note W.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q
	NOTES PAYABLE
		The following is a summary of notes payable at December 31, 2005 and 2004:

                                                             December 31,
                                                         2005          2004

	Notes payable to current and past Directors
		of the Company, payable on demand,
		 interest at 10%.                         $381,354      $410,754

	Notes payable to past Director, interest at
		13.5%, maturing September 30, 2006,
		monthly payments of $1,298.                 11,053        24,163

	Debentures payable, due July 2006, interest at
		7%, callable at 103%, 102% and 101% of
		face value during the first, second, and third
		years, respectively, following the closing date,
		interest payable semi-annually, each $500
		debenture secured by 40.79 shares of the
		Subsidiary Bank's stock.                 1,753,000     1,753,000

                                                    $2,145,407    $2,187,917


		Following are maturities of long-term debt:

		December 31,

               2006                  $2,145,407

                                     $2,145,407

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R
INTEREST INCOME AND INTEREST EXPENSE
	Major categories of interest income and interest expense are as follows:

					               December 31,
                                              2005         2004          2003

INTEREST INCOME
  Interest and Fees on Loans:
	Real Estate Loans                   $2,880,180    $2,862,647   $2,703,422
	Installment Loans                      373,797       224,860      519,348
	Credit Cards and Related Plans       3,275,934     3,669,991    3,818,380
	Commercial and all
		Other Loans                      251,444       494,471      192,303
  Interest on Investment Securities -

	U.S. Treasury and Other
		Securities                       492,062       416,597      446,928
  Interest on Federal Funds Sold             295,820        52,791      143,801

                                          $7,569,237     $7,721,357  $7,824,182


INTEREST EXPENSE
	Interest on Time Deposits
		of $100,000 or More               $5,747         $2,804      $6,448
	Interest on Other Deposits             312,948        201,660     329,173
	Interest on Federal Funds Purchased      1,623            623          -
	Interest on Notes Payable              164,688        169,023     187,993

                                            $485,006       $374,110    $523,614

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S
	NON-INTEREST INCOME AND NON-INTEREST EXPENSES
		Major categories of other non-interest income and non-interest expenses are as follows:

					               December 31,
                                            2005         2004           2003

OTHER NON-INTEREST INCOME
	Cardholder and Other Charge Card
		Income                      $637,331      $682,658        $746,262
	Other Commission and Fees           67,151        75,450          85,585
	Other Real Estate Income           246,353       111,880         419,805
	Other Income                       237,776       117,157         104,858

                                      $1,188,611      $987,145      $1,356,510


OTHER NON-INTEREST EXPENSES

	Loan and Charge Card Expenses     $151,527    $1,019,595      $1,240,832
	Communications                     237,770       331,977         422,343
	Outsourcing Fees                 1,403,693       306,769              -
	Stationery, Forms and Supplies     169,019       227,229         263,625
	Professional Fees                  285,126       427,886         341,606
	Insurance and Assessments          101,651       119,697         101,102
	Advertising                          4,127         6,692          54,336
	Miscellaneous Losses               129,878        59,087          34,230
	Promotional Expenses                80,327       124,387         119,959
	Other Real Estate Expenses         160,598        31,477         101,703
	Other Expenses                     331,710       347,340         372,145

                                      $3,055,426    $3,002,136      $3,051,881

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

BOL BANCSHARES, INC.
CONDENSED BALANCE SHEETS

                                                         December 31,
                                                       2005           2004

ASSETS
	Due from Banks                                 $333,723       $315,622
	Securities Available-for-Sale, at Fair Value    572,176        488,176
	Other Assets                                     42,904         95,513
	Due from Subsidiary Bank                         96,938            -
	Investment in Bank of Louisiana               8,894,901      8,553,383

                                                   $9,940,642     $9,452,694

LIABILITIES AND STOCKHOLDERS' EQUITY
	Notes Payable                                $2,145,407     $2,187,917
	Deferred Taxes                                  102,264         73,704
	Accrued Interest                                559,666        557,036
	Other Liabilities                                    -           8,417
	Shareholders' Equity                          7,133,305      6,625,620

                                                   $9,940,642     $9,452,694

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued) BOL BANCSHARES, INC.
STATEMENTS OF INCOME (LOSS)

	                                                December 31,
                                               2005      2004      2003

INCOME
	Dividend Income - Bank of Louisiana   $214,500        $-     $143,000
	Interest Income                            983       874          672
	Miscellaneous Income                    28,243    27,562       27,563

                                             243,726    28,436      171,235
EXPENSES
	Interest                               164,688   169,023      187,993
	Other Expenses                           7,345     7,896       10,797

                                             172,033   176,919      198,790

INCOME (LOSS) BEFORE EQUITY

	IN UNDISTRIBUTED EARNINGS
	OF SUBSIDIARY                           71,693  (148,483)     (27,555)

	Equity in Undistributed
		Earnings of Subsidiary           341,519    46,458      375,128

INCOME (LOSS) BEFORE
	INCOME TAX BENEFIT                      413,212  (102,025)   347,573

INCOME TAX BENEFIT                             55,277    63,523     64,549

NET INCOME (LOSS)                            $468,489  $(38,502)  $412,122

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS

                                                    December 31,
                                                 2005       2004        2003

OPERATING ACTIVITIES
	Net Income (Loss)                       $468,489   $(38,502)   $412,122
	Adjustments to Reconcile Net Income (Loss) to
		Net Cash Provided by (Used in) Operating Activities
		Equity in Undistributed Earnings
		of Subsidiary                     (341,519)   (46,458)   (375,128)
		Net Decrease (Increase) in Other Assets
	                                          52,610    (89,398)     52,410
	Net (Decrease) Increase in Other Liabilities
                                                (5,787)   (11,444)     87,764

	Net Cash Provided by (Used in) Operating
		      Activities                   173,793   (185,802)    177,168

FINANCING ACTIVITIES
	Preferred Stock Retired                  (16,244)   (12,018)    (20,681)
	(Increase) Decrease in Due to/from Subsidiary
                                               (96,938)   170,269    (190,467)
	Proceeds from Issuance of Long-Term Debt       -          -   1,753,000
	Repayment of Long-Term Debt              (42,510)   (11,462) (1,763,023)

	Net Cash (Used in) Provided by Financing
		     Activities                   (155,692)   146,789    (221,171)

NET INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS                      18,101    (39,013)    (44,003)

CASH AND CASH EQUIVALENTS -
	BEGINNING OF YEAR		                 315,622    354,635     398,638

CASH AND CASH EQUIVALENTS -
	END OF YEAR                             $333,723   $315,622    $354,635

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS


NOTE U
	CONCENTRATIONS OF CREDIT
		All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area.
All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE V
	COMPREHENSIVE INCOME
		Comprehensive income was comprised of changes in the Company?s unrealized holding gains or losses on securities available-for-sale during 2005, 2004 and 2003. The following represents the tax effects associated with the components of comprehensive income:

                                                         December 31,
		                                       2005       2004      2003

Gross Unrealized Holding Gains
	Arising During the Period                 $84,000     $12,759   $70,610
Tax Expense                                     (28,560)     (4,338)  (24,007)
                                                 55,440       8,421    46,603

Reclassification Adjustment for
	Gains Included in Net Income                    -           -         -
Tax Benefit                                           -           -         -
                                                      -           -         -

Net Unrealized Holding Gains
	Arising During the Period                 $55,440      $8,421   $46,603


NOTE W
	REGULATORY MATTERS
		As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as ?well capitalized? under the regulatory framework for prompt corrective action. To be categorized ?well capitalized? the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table. Management philosophy and plans are directed to enhancing the financial stability of the Subsidiary Bank to ensure the continuity of operations.

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS


NOTE W
	REGULATORY MATTERS (Continued)
		The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands.)

		December 31, 2005
								Required
								To Be Well
					Required		 Capitalized Under
					For Capital		 Prompt Corrective
		Actual		Adequacy Purposes	 Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	Tier I Capital (to
	   Average Assets)	    $8,894   8.11% $4,388  4.00%  $5,485  5.00%
	Tier I Capital (to Risk-
	   Weighted Assets)	    $8,894  13.22% $2,693  4.00%  $4,040  6.00%
	Total Capital (to
	   Risk-Weighted
	     Assets)	          $9,748  14.49% $5,387  8.00%  $6,734 10.00%



		December 31, 2004
								Required
								To Be Well
					Required		 Capitalized Under
					For Capital		 Prompt Corrective
		Actual		Adequacy Purposes	 Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	Tier I Capital (to
	   Average Assets)          $8,544  9.25%   $3,696  4.00%  $4,620  5.00%
	Tier I Capital (to Risk-
	   Weighted Assets)         $8,544 13.45%   $2,541  4.00%  $3,811  6.00%
	Total Capital (to
	   Risk-Weighted
	     Assets)                $9,351 14.72%   $5,082  8.00%  $6,352 10.00%

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS


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

		The estimated fair values of the Company?s financial instruments are as follows:

                                                        December 31, 2005
		                                       Carrying              Fair
		                                       Amount               Value
		Financial Assets:
		Cash and Short-Term Investments       $9,166,922       $9,166,922
		Investment Securities                 19,618,456       19,209,087
		Loans                                 59,181,821       59,418,456
		Less:  Allowance for Loan Losses       1,912,908        1,912,908
		                                     $86,054,291      $85,881,557
		Financial Liabilities:
		Deposits                            $115,415,289      $115,498,687
		Unrecognized Financial Instruments:
		Commitments to Extend Credit          $4,573,000        $4,573,000
		Credit Card Arrangements              42,669,000        42,669,000
		                                     $47,242,000      $ 47,242,000

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS


NOTE X
	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		                                            December 31, 2004
		                                      Carrying               Fair
		                                       Amount               Value

		Financial Assets:
		Cash and Short-Term Investments       $6,350,442       $6,350,442
		Investment Securities                 19,534,456       19,308,211
		Loans                                 65,093,693       64,957,503
		Less:  Allowance for Loan Losses       1,800,000        1,800,000
		                                     $89,178,591      $88,816,156
		Financial Liabilities:
		Deposits                             $83,089,454      $83,145,553
		Unrecognized Financial Instruments:
		Commitments to Extend Credit         $ 4,803,000     $  4,803,000
		Credit Card Arrangements             33,669,000        33,669,000
		                                    $38,472,000       $38,472,000

NOTE Y
	EMPLOYEE BENEFITS
	Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the years ended December 31, 2005, 2004 or 2003.

LaPort, Sehrt, Romig & Hand
Certified Public Accountants



To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm on Supplementary Information

	Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2005 and 2004, appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Laporte, Sehrt, Romig & Hand
A Professional Accounting Corporation



January 20, 2006

110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958 504-835-5522 Fax 504-835-5535
5100 Village Walk, Suite 202, Covington, La 70433-4012  985-892-5850  Fax 985-
892-5956
WWW.LAPORTE.COM
RSM McGladrey Network
An Independently Owned Member

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE I
BALANCE SHEETS
UNCONSOLIDATED

ASSETS

                                                        December 31,

                                                     2005          2004
Cash and Due from Banks
	Non-Interest Bearing Balances and Cash  $9,166,922    $6,350,442
Federal Funds Sold                            35,865,000           -
Investment Securities
	Securities Held-to-Maturity (Fair Value of $18,590,631 in 2005
	and $18,773,755 in 2004)                19,000,000    19,000,000
	Securities Available-for-Sale, at Fair Value
                                                  46,281        46,281
Loans:  Less Allowance for Loan Losses of $1,912,908 in 2005
		and $1,800,000 in 2004            57,268,913    63,293,693
Property, Equipment and Leasehold Improvements (Net
	of Depreciation and Amortization)        2,230,854     2,151,284
Other Real Estate                                657,895       729,317
Other Assets                                   1,003,271       873,293
Deferred Taxes                                   206,624       244,204
Letters of Credit                                 69,420       102,465

		Total Assets                    $125,515,180   $92,790,979

		LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
	Deposits
		Non-Interest Bearing             $61,110,725   $34,936,104
		Interest Bearing                  54,644,104    48,477,889
	Other Liabilities                          651,051       348,624
	Federal Funds Purchased                         -        350,000
	Letters of Credit Outstanding               69,420       102,465
	Due to Parent                               96,938            -
	Accrued Interest                            48,502        26,076

		Total Liabilities                116,620,740    84,241,158

STOCKHOLDERS'  EQUITY
	Common Stock - 143,000 Shares
               Issued and Outstanding          1,430,000     1,430,000
	Surplus                                  4,616,796     4,616,796
	Retained Earnings                        2,847,644     2,503,025

		Total Stockholders' Equity         8,894,440     8,549,821

Total Liabilities and Stockholders' Equity  $125,515,180   $92,790,979


See independent registered public accounting firm report on supplementary information.

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE II
STATEMENTS OF INCOME
UNCONSOLIDATED

                                                    For the Years Ended
	                                                   December 31,
		                                 2005          2004         2003

INTEREST INCOME                         $7,569,237     $7,721,357   $7,824,182
INTEREST EXPENSE                           321,300        205,961      336,293

		Net Interest Income          7,247,937      7,515,396    7,487,889

PROVISION FOR LOAN LOSSES                  586,871        623,869      197,811

	Net Interest Income After Provision
	For Loan Losses                    6,661,066      6,891,527    7,290,078

OTHER INCOME
	Service Charges on Deposit Accounts  803,319      1,136,097    1,167,710
	Other Non-Interest Income          1,160,367        949,583    1,328,946

				                 1,963,686      2,085,680    2,496,656

OTHER EXPENSES
	Salaries and Employee Benefits     3,188,009      4,042,975    4,142,912
	Occupancy Expense                  1,403,933      1,584,409    1,674,331
	Estimated Loss Contingency           230,000        292,534      113,030
	Other Non-Interest Expense         3,044,981      2,990,195    3,040,904

				                 7,866,923      8,910,113    8,971,177

INCOME BEFORE INCOME
	TAX EXPENSE                          757,829         67,094      815,557

INCOME TAX EXPENSE                         198,710         26,591      297,250

NET INCOME                                $559,119        $40,503     $518,307

See independent registered public accounting firm report on supplementary information.

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNCONSOLIDATED

                              Common                   Retained
                               Stock      Surplus      Earnings           Total

BALANCE - December 31, 2002  $1,430,000   $4,616,796  $2,087,215     $8,134,011

Dividends Paid - $1 Per Share         -            -    (143,000)     $(143,000)

Net Income for the Year 2003          -            -     518,307        518,307

BALANCE - December 31, 2003   1,430,000    4,616,796   2,462,522      8,509,318

Net Income for the Year 2004          -            -      40,503         40,503

BALANCE - December 31, 2004   1,430,000    4,616,796   2,503,025      8,549,821

Dividends Paid - $1.50 Per Share      -            -    (214,500)      (214,500)

Net Income for the Year 2005          -            -     559,119        559,119

BALANCE - December 31, 2005  $1,430,000   $4,616,796  $2,847,644     $8,894,440


See independent registered public accounting firm report on supplementary information.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None


Item 8A Controls and Procedures
	The certifying officers of the Company have evaluated the Company?s disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that such controls and procedures are effective. There have been no significant changes in the Company?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 9 Directors and Executive Officers of the Company
    Directors and executive officers of the Company each serve for a term of one year.



                          Position with the Company and the        Director
Name                 Age    Bank and Principal Occupation           Since

G. Harrison Scott    82   Director; Chairman of the Board of the      1981
                          Company and the Bank and President of the Company and the Bank

Franck F. LaBiche    60   Director of the Company and the Bank        2004
                          President, Executone Systems Co. of La. Inc.

Henry L. Klein       61   Director of the Company and the Bank        2004
                          and Secretary of the Company
                          Attorney at Law, Klein Daigle, L.L.C.

Johnny C. Crow       55   Director of the Company and the Bank        2005
                          Insurance Agent, New York Life Ins. Co.

Sharry R. Scott      35   Director of the Company and the Bank        2005
                          Assistant Attorney General, Office of the
                          Attorney General, Louisiana Dept. of Justice

Louise Comiskey Bryan 41  Director of the Company and the Bank        2005
                          Volunteer

Non-Director Executive
Officer

                          Position with the Company and the
Name                 Age   Bank and Principal Occupation
Peggy L. Schaefer    53
                           Ms. Schaefer has served as
                           Treasurer of the Company since 1988 and Senior
                           Vice President, and Chief Financial Officer since 1983 and Cashier of the Bank since 2004.




       No family relationships exist among the executive officers of the Company or the Bank. There is one family relationship that exists among the current directors, that of Mr. G. Harrison Scott and his daughter Sharry R. Scott. Except for service as a director of the Company, no director of the Company is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(b) of that act or any company registered as an investment company under the Investment Company Act of 1940.


Item 10 Executive Compensation
The Company pays no salaries or other compensation to its directors and executive officers. The Bank paid each director, other than Mr. Scott, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of $400, $300, and $300, respectively.
       From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company. The total amount loaned to the Company since October 1, 1990, and as of December 31, 2005, was $889,583, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.

       The following table sets forth compensation for the Bank?s executive officer for the calendar years 2005, 2004, and 2003. No other executive officer received total compensation in excess of $100,000 during 2005.


                       Annual Compensation        Long Term Compensation
                                                  Awards        Payouts
                                    Other Annual Restricted
                                                 Stock     Options/LTIP  All
Other
Name and Principal Year Salary Bonus Compensation Award (s) SARs Payouts Compensation
Position                ($)    ($)   ($)          ($)       (#)  ($)     ($)

G. Harrison Scott, 2005 89,800  0    41,000        0         0    0       -
Chairman of the    2004 89,800  0    41,000        0         0    0       -
Board & President  2003 89,800  0    41,000        0         0    0      19,494
of the Bank



	In addition to the cash compensation shown in the foregoing table, the Bank provided an automobile to Mr. Scott. Annual compensation does not include amounts attributable to miscellaneous benefits received by Mr. Scott. The cost to the Bank of providing such benefits did not exceed 10% of the total annual salary and bonus paid to Mr. Scott.

Committees of the Board of Directors of the Company and the Bank
       The Company does not have standing audit, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2005, the Board of Directors of the Company held a total of 4 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors except one director attended 50% which was primarily due to Hurricane Katrina evacuation from the city.
       The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2005, the Board of Directors of the Bank held a total of 11 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served except one director attended 33% which was primarily due to Hurricane Katrina evacuation from the city.
       The Board of Directors of the Bank has an Executive Committee consisting of six permanent members. The permanent members of the Executive Committee in 2005 were Messrs. Scott (chairman), Crow, Klein, LaBiche, Ms. S. Scott, and
Ms. L. Bryan. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 25 times in 2005.
       The Board of Directors of the Bank does have an Audit and Finance Committee and does not have a charter. This committee meets monthly on the first Tuesday of the month. By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank?s internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans. The Audit and Finance Committee met 11 times in 2005.


The Audit and Finance Committee discloses the following:
1.	They have reviewed and discussed the audited financial statements with management, and with the independent auditors.
2.	They have received a letter and written disclosure from the
independent auditors, and have discussed the independence of the auditors.
3.	The permanent members of the Audit and Finance Committee were
Messrs. LaBiche (chairman), Klein, and Crow, and the rotating members were selected from Ms. S. Scott, and Ms. L. Bryan.


Item 11 Security Ownership of Certain Beneficial Owners and Management
	The following table sets forth as of December 31, 2005, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any ?group? as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.

                       Company Stock Beneficially Owned as of
                                December 31, 2005 (1)


                                    Common                Preferred
Name of Beneficial Owner      Number    Percent       Number    Percent

Edward J. Soniat              10,381     5.79%        257,326    12.15%

Directors:
G. Harrison Scott             76,482    42.69% (2)    157,673     7.45%
Franck F. LaBiche                500      -    (*)        -         -
Henry L. Klein                   500      -    (*)        -         -
Johnny C. Crow                 1,483      -    (*)        -         -
Sharry R. Scott                7,151     3.99%            -         -
Louise C. Bryan                    0      -    (*)        -         -

All Directors & Executive Officers
                              86,241    48.14%         160,445    7.58%
of the Company and the Bank as a
group (7 persons)


    (*)Represents less than 1% of the shares outstanding.
(1)	Based upon information furnished by the respective persons.
Pursuant to rules promulgated under the 1934 Act, a person is deemed to beneficially own shares of stock if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting power and sole investment power with respect to the indicated shares.
(2)	Includes 302 common shares owned by Scott Family Limited Liability
Partnership, L.L.P.
Item 12 Certain Relationships and Related Transactions

   The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2005, one director had aggregate loan balances in excess of $60,000, which amounted to approximately $615,000 in the aggregate.
	On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500. The building serves as the Bank?s main office. The purchase was financed by a loan from former director Mr. Soniat to the Company, which in turn sold the building to the Bank. As of December 31, 2005, there was a balance of $11,053 in principal and accrued but unpaid interest on the loan, which bears interest at the rate of 13.50% per annum. The loan matured on September 30, 1996 however, Mr. Soniat agreed to renew this loan at the same interest rate and repayment schedule, on a month-to-month basis, which unless changed, would fully amortize such loan on September 30, 2006.
       On September 1, 2004 for a price of $499,058, the Subsidiary Bank purchased the two- story building from which it was operating a branch and paying rent to Tammany Mall Partnership. This building serves as the Bank?s Tammany Mall branch.
	The Bank leased office space from Severn South Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2005, 2004 and 2003 totaled $410,012, $412,380, and $425,320 respectively.

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


Reports on Form 8-K

NONE


Item 14 Principal Accountant Fees and Services

AUDIT FEES
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company?s annual financial statements for 2005 and for its reviews of the Company?s unaudited interim financial statements included in Form 10-QSB filed by the Company during 2005 was $50,063. The fees billed for 2004 were $63,166.

Audit-Related Fees
	The Company did not pay any fees to LaPorte, Sehrt, Romig & Hand for assurance and related services during 2005 or 2004.


Tax Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax advice, and tax planning for 2005 were $12,120. The fees billed for 2004 were $12,090.


All Other Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig & Hand for emergency accounting services, post Hurricane Katrina, (after approval by the Securities & Exchange Commission) for 2005 were $43,042. The fees billed for 2004 were $0.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



								BOL BANCSHARES, INC.

							      /s/ G. Harrison Scott
April 11, 2006                                  G. Harrison Scott
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
                                                 Registrant)



       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2006.




/s/ G. Harrison Scott                            /s/ Johnny C. Crow
G. Harrison Scott - Director                     Johnny C. Crow - Director




/s/ Franck F. LaBiche                           /s/ Sharry R. Scott
Franck F. LaBiche - Director                    Sharry R. Scott - Director




/s/ Henry L. Klein                          	/s/ Louise Comiskey Bryan
Henry L. Klein - Director                       Louise Comiskey Bryan - Director