Form 10QSB
period 2006-03-31
BOL BANCSHARES INC
filed 2006-05-12
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2006

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)				(IRS Employer Identification
No.)


       300 St. Charles Avenue, New Orleans, La.	70130
       (Address of principal executive offices)


         (504) 889-9400
       (Issuer?s telephone number)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF APRIL 30, 2006

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/










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

Part I. - Financial Information


						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION



                                              March 31,          Dec. 31,
(Amounts in thousands)                          2006               2005
                                             Unaudited            Audited
ASSETS

Cash and Due from Banks

 Non-Interest Bearing Balances and Cash         $6,463             $9,167
Federal Funds Sold                              43,500             35,865
Investment Securities
Securities Held to Maturity                     19,000             19,000
 Securities Available for Sale                    618                 618
Loans-Less Allowance for Loan Losses of $1,800
  in 2006 and $1,913 in 2005                   55,576              57,269
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)         2,471               2,231
Other Real Estate                                 658                 658
Other Assets                                    1,349               1,146
     TOTAL ASSETS                            $129,635            $125,954


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                          59,729              61,105
 NOW Accounts                                  15,383              14,467
 Money Market Accounts                          4,060               3,516
 Savings Accounts                              33,650              30,906
 Time Deposits, $100,000 and over                 309                 409
 Other Time Deposits                            5,302               5,013
     TOTAL DEPOSITS                           118,433             115,416
Notes Payable                                   2,143               2,145
Federal Funds Purchased                             0                   0
Other Liabilities                               1,520               1,328
     TOTAL LIABILITIES                        122,096             118,889

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,117,244 Shares Issued and Outstanding
  in 2006                                       2,117               2,117
 2,117,244 Shares Issued and Outstanding
  in 2005
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding
  in 2006 and 2005                               179                  179
Accumulated Other Comprehensive Income           332                  332
Capital in Excess of Par - Retired Stock         126                  126
Undivided Profits                              4,311                3,843
Current Earnings                                 474                  468
     TOTAL SHAREHOLDERS' EQUITY                7,539                7,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $129,635             $125,954

					BANCSHARES, INC.

					CONSOLIDATED STATEMENTS OF INCOME
							(Unaudited)

                                            Three Months Ended


                                                 March 31,       March 31,
(Amounts in thousands)                              2006            2005


INTEREST INCOME
Interest and Fees on Loans                         1,695           1,765
Interest on Investment Securities                    130            115
Interest on Federal Funds Sold                       448             17
Total Interest Income                              2,273          1,897
INTEREST EXPENSE
Interest on Deposits                                 110             62
Other Interest Expense                                 9             10
Interest on Notes Payable                              0              1
Interest Expense on Debentures                        30             30
Total Interest Expense                               149            103
NET INTEREST INCOME                                2,124          1,794
Provision for Loan Losses                             76            169
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                    2,048          1,625
NON-INTEREST INCOME
Service Charges on Deposit Accounts                  136            236
Cardholder & Other Credit Card Income                152            158
ORE Income                                             -            238
Other Operating Income                                41            212
Total Non-Interest Income                            329            844
NON-INTEREST EXPENSE
Salaries and Employee Benefits                       596            795
Occupancy Expense                                    301            351
Communications                                        65             55
Outsourcing Fees                                     390            379
Loan & Credit Card Expense                            17             32
Professional Fees                                     56             73
ORE Expense                                            4             69
Other Operating Expense                              229            212
Total Non-Interest Expense                         1,658          1,966

Income Before Tax Provision                          719            503

Provision For Income Taxes                           245            171

 NET INCOME                                         $474           $332

Earnings Per Share of Common Stock                 $2.65          $1.85

                                   BOL BANCSHARES, INC.

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)


Three Months Ended

                                                March 31,      March 31,
(Amounts in thousands)                             2006           2005

NET INCOME                                         $474           $332

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                     -              -

COMPREHENSIVE INCOME                               $474           $332

                              BOL BANCSHARES, INC.

				    STATEMENTS OF CASH FLOWS
				           (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Amounts in thousands)                             2006           2005
OPERATING ACTIVITIES
Net Income                                          474            332
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                           76            169
 Depreciation and Amortization Expense               71             51
 Amortization of Investment Security Premiums         0              0
 Accretion of Investment Security Discounts           0              0
 Decrease in Deferred Income Taxes                   (0)           180
 (Gain) Loss on Sale of Property and Equipment        0              0
 (Gain) Loss on Sale of Other Real Estate             0           (235)
 Decrease (Increase) in Other Assets               (202)            53
 Increase (Decrease) in Other Liabilities and
  Accrued Interest                                  192           (319)
Net Cash Provided by Operating Activities           611            231


INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                0              0
 Purchases of Held-to-Maturity Investment Securities  0              0
 Proceeds from Sale of Property and Equipment         0              1
 Purchases of Property and Equipment               (312)           (14)
 Proceeds from Sale of Other Real Estate              0            585
 Net Decrease in Loans                            1,616          2,874
Net Cash Provided by Investing Activities         1,304          3,446


FINANCING ACTIVITIES
 Net Increase in Non-Interest Bearing
  and Interest Bearing Deposits                   3,018          2,542
 Repayment of Federal Funds Purchased                 0           (350)
 Preferred Stock Retired                              0            (16)
 Principal Payments on Long Term Debt                (2)            (3)
Net Cash Provided by Financing Activities         3,016          2,173

Net Increase in Cash and Cash Equivalents         4,931          5,850
Cash and Cash Equivalents - Beginning of Year    45,032          6,350
Cash and Cash Equivalents - End of Period        49,963         12,200

                              BOL BANCSHARES, INC.

		                  (Unaudited)
SUPPLEMENTAL DISCLOSURES:                             2006          2005
Additions to Other Real Estate through Foreclosure       -           279
Cash Paid for Interest                                 169           118
Cash (Paid) Received for Income Taxes                    -             -
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                          -             -


Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS


Internal Control and Assessment Disclosure

Hurricane Katrina Disclosure

  Management expects insurance proceeds for storm damages caused by Hurricane Katrina to cover the majority of damages sustained to the Bank?s branches. The branch locations that the bank owned directly or indirectly, St. Charles, Severn, Gause and Tammany, are open and operating, however, branch locations, wherein the Bank leased the premises, Carrolton, Lapalco, and Oakwood, are still closed with the exception of the drive-thru facility at the Oakwood location. Management is diligently reviewing new sites to purchase or lease in an effort to replace the Carrollton and Oakwood locations, and will re-open the Lapalco branch during the 3rd or 4th quarter of 2006. The Company?s management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.


MARCH 31, 2006 COMPARED WITH DECEMBER 31, 2005

BALANCE SHEET

	Total Assets at March 31, 2006 were $129,635,000 compared to $125,954,000 at December 31, 2005 an increase of $3,681,000 or 2.92%. Federal Funds Sold increased $7,635,000 at March 31, 2006 from $35,865,000 at December 31, 2005 and Fixed Assets increased $240,000 due mainly to the purchase of equipment necessary to outsource the Bank?s core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane
Katrina. Cash and due from banks decreased $2,704,000 or 29.50%. This was mainly attributable to a decrease in the Bank?s Federal Reserve Bank account of $3,268,000 which was offset by an increase in Cash and Cash Items of $369,000. Total loans decreased $1,693,000 or 2.96% to $55,576,000 at March 31, 2006 from $57,269,000 at December 31, 2005. This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $1,734,000 which was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank?s underwriting standards; and
(iii) normal attrition.
	Total deposits increased $3,017,000 or 2.61% to $118,433,000 at March 31, 2006 from $115,416,000 at December 31, 2005. This increase was attributable to additional funds on deposit from customers receiving insurance proceeds and FEMA monies post Katrina. Total non-interest bearing deposits decreased $1,376,000 and interest-bearing accounts increased $4,393,000.
	Shareholder?s Equity increased $474,000 due to net income at March 31, 2006.


THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2005

INCOME

	The Company?s net income for the three months ended March 31, 2006 was $474,000 or $2.65 per share an increase of $142,000 from the Company?s net income of $332,000 for the same period last year. Interest income increased $376,000 for the three months ended March 31, 2006 over the same period last year. This was caused by an increase of $431,000 in interest received on Federal Funds sold. This increase was due mainly to an increase in the average balance of Federal Funds sold from $2,769,000 at March 31, 2005 to $41,492,000 at March 31, 2006 and an increase in the rate from 2.46% at March 31, 2005 to 4.32% at March 31, 2006. Interest expense increased $46,000 over the same period last year. This was due to an increase in the interest rate on interest bearing deposits from a rate of .52% at March 31, 2005 to a rate of .76% at March 31, 2006. Net interest income increased $330,000 due to the additional monies the Bank was able to invest in Federal Funds. However this produced a lower rate spread as opposed to if the Bank invested in higher yielding loans. The interest rate spreads decreased from 8.11% at March 31, 2005 to 6.66% at March 31, 2006.
	Non-interest income decreased $515,000 for the three months period as compared to the same period last year. This decrease is due mainly to the gain of $235,000 on the sale of an ORE property during the first quarter of 2005.
In addition the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank?s president, Mr. James Comiskey, who passed on in February 2005. Deposit related fees decreased $100,000 of which $76,000 was due to a decrease in fees collected on overdrawn accounts.
	Non-interest expense decreased $308,000 for the three months period as compared to the same period last year. Salaries and Employee Benefits decreased $199,000, Occupancy expense decreased $50,000 and Loan & Credit Card expenses decreased $15,000 while Outsourcing fees increased $11,000 over the same period last year. These decreases and increases are directly attributable to the Bank outsourcing its credit card operations, thereby reducing staff and software expenses. In addition, rental expense was reduced because the Bank purchased a building which had been previously leased.
	The provision for income taxes increased $74,000 compared to the same period last year from $171,000 at March 31, 2005 to $245,000 at March 31, 2006.


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

						BOL BANCSHARES, INC.
						(Registrant)



                                   /s/ G. Harrison Scott
May 11, 2006				G. Harrison Scott
Date						Chairman and President
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
                                    Officer of the Registrant)