Form 10QSB
period 2006-06-30
BOL BANCSHARES INC
filed 2006-08-14
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2006

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


       300 St. Charles Avenue, New Orleans, La.	70130
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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF JULY 30, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX



Page
No.


PART I. Financial Information

	Item 1: Financial Statements

		Consolidated Statements of Condition				3

		Consolidated Statements of Income					4

		Consolidated Statements of Comprehensive Income			5

		Consolidated Statements of Cash Flow				6

	Item 2: Management's Discussion and Analysis                  	7

	Item 3: Controls and Procedures						9

PART II. Other Information

	Item 4:  Submission of Matters to a Vote of Security Holders	10

	Item 6:  Exhibits and Reports on Form 8-K				  	10

		A. Exhibits									10

		B. Reports on Form 8-K							10


	Signatures									 	11

Part I. Financial Information

						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION




                                              June 30           Dec. 31,
(Amounts in Thousands)                          2006              2005
                                             (Unaudited)       (Audited)
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash          $5,527           $9,167
Federal Funds Sold                               38,825           35,865
Investment Securities
Securities Held to Maturity                      19,000           19,000
Securities Available for Sale                      618               618
Loans-Less Allowance for Loan Losses of $1,800
  in 2006 and $1,913 in 2005                    53,654            57,269
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)          2,262             2,231
Other Real Estate                                1,598               658
Other Assets                                     1,267             1,146
     TOTAL ASSETS                             $122,751          $125,954


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                          $54,725           $61,105
 NOW Accounts                                   15,350            14,467
 Money Market Accounts                           3,500             3,516
 Savings Accounts                               30,881            30,906
 Time Deposits, $100,000 and over                  310               409
 Other Time Deposits                             5,400             5,013
     TOTAL DEPOSITS                            110,166           115,416
Notes Payable                                    2,134             2,145
Federal Funds Purchased                              0                 0
Other Liabilities                                1,990             1,328
     TOTAL LIABILITIES                         114,290           118,889
SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,116,413 Shares Issued and Outstanding in 2006 2,116             2,117
 2,117,244 Shares Issued and Outstanding in 2005
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding             179               179
Accumulated Other Comprehensive Income             332               332
Capital in Excess of Par - Retired Stock           127               126
Undivided Profits                                4,311             3,843
Current Earnings                                 1,396               468
     TOTAL SHAREHOLDERS' EQUITY                  8,461             7,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $122,751          $125,954

                              BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)


                                   Three months ended        Six months ended
                                         June 30                  June 30
(Amounts in Thousands)                2006       2005         2006      2005

INTEREST INCOME
Interest and Fees on Loans          $1,666     $1,765       $3,361    $3,530
Interest on Investment Securities      136        118          266       233
Interest on Federal Funds Sold         514         50          962        67
Total Interest Income                2,316      1,933        4,589     3,830
INTEREST EXPENSE
Interest on Deposits                   107         70          217       132
Other Interest Expense                  10         10           19        20
Interest Expense on Notes Payable        1          -            1         1
Interest Expense on Debentures          31         31           61        61
Total Interest Expense                 149        111          298       214
NET INTEREST INCOME                  2,167      1,822        4,291     3,616
Provision for Loan Losses              299        116          375       285
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                      1,868      1,706        3,916     3,331
NON-INTEREST INCOME
Service Charges on Deposit Accounts    141        243          277       479
Cardholder & Other Credit Card Income  154        168          306       326
ORE Income                               -          -            -       238
Other Operating Income                 993         30        1,034       242
Total Non-interest Income            1,288        441        1,617     1,285
NON-INTEREST EXPENSE
Salaries and Employee Benefits         680        867        1,276     1,662
Occupancy Expense                      312        370          613       721
Communications                          67         64          132       119
Outsourcing Fees                       396        395          786       774
Loan & Credit Card Expense              36         34           53        66
Professional Fees                       57         68          113       141
ORE Expense                             22         17           26        86
Other Operating Expense                189        229          418       441
Total Non-interest Expense           1,759      2,044        3,417     4,010

Income Before Tax Provision          1,397        103        2,116       606

Provision For Income Taxes             475         36          720       207

NET INCOME                            $922        $67       $1,396      $399

Earnings Per Share of Common Stock   $5.15      $0.37        $7.79     $2.23

                             BOL BANCSHARES, INC.

	      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
					(Unaudited)


                                                 June 30           June 30
(Amounts in thousands)                             2006              2005

NET INCOME                                       $1,396              $399

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                     -                35

COMPREHENSIVE INCOME                             $1,396              $434

                                     BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)


Six Months Ended June 30

(Amounts in thousands)                                 2006            2005
OPERATING ACTIVITIES
Net Income                                            1,396             399
Adjustments to Reconcile Net Income to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                              375             285
 Depreciation and Amortization Expense                  144             109
 Amortization of Investment Security Premiums             -               -
 Accretion of Investment Security Discounts               -               -
 Decrease in Deferred Income Taxes                       (0)             18
 Loss on Property and Equipment Disposed                 53               -
 (Gain) on Sale of Other Real Estate                      -            (235)
 (Increase) in Other Assets                            (120)            (34)
 Increase (Decrease) in Other Liabilities
  and Accrued Interest                                  660            (148)
Net Cash Provided by Operating Activities             2,508             394

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                    -               -
 Purchases of Held-to-Maturity Investment Securities      -               -
 Proceeds from Sale of Property and Equipment             -               1
 Purchases of Property and Equipment                   (228)            (49)
 Proceeds from Sale of Other Real Estate                  -             585
 Net Decrease in Loans                                2,300           3,487
Net Cash Provided by Investing Activities             2,072           4,024

FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                      (5,249)          1,589
 Proceeds from Issuance of Long-Term Debt                 -               -
 Preferred Stock Retired                                 (0)            (16)
 Principal Payments on Long Term Debt                   (11)             (6)
Net Cash Provided by (Used in) Financing Activities  (5,260)          1,567

Net Increase (Decrease)in Cash and Cash Equivalents    (680)          5,985
Cash and Cash Equivalents - Beginning of Year        45,032           6,350
Cash and Cash Equivalents - End of Period           $44,352         $12,335

                                     BOL BANCSHARES, INC.

				             (Unaudited)

SUPPLEMENTAL DISCLOSURES:                               2006           2005
Additions to Other Real Estate through Foreclosure       940            279
Cash Paid for Interest                                   280            187
Cash (Paid) Received for Income Taxes                      -            (56)
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                            -             52

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc. and its bank subsidiary at June 30, 2006 compared to December 31, 2005 and the results of operations for the three and six months periods ended June 30, 2006 with the same periods in 2005. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

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


JUNE 30, 2006 COMPARED WITH DECEMBER 31, 2005

BALANCE SHEET

	Total Assets at June 30, 2006 were $122,751,000 compared to $125,954,000 at December 31, 2005 for a decrease of $3,203,000 or 2.54%.
Federal Funds Sold increased $2,960,000 at June 30, 2006 from $35,865,000 at December 31, 2005 to $38,825,000 at June 30, 2006. Cash and due from banks decreased $3,640,000 to $5,527,000 at June 30, 2006 from $9,167,000 at
December 31, 2005. This was mainly attributable to a decrease in the Bank?s Federal Reserve Bank account of $4,374,000 which was offset by an increase in

Cash of $660,000.  Total loans decreased $3,615,000 or 6.31% to $53,654,000 at June 30, 2006 from $57,269,000 at December 31, 2005. This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $2,109,000, a decrease in real estate loans of $1,540,000, and a decrease of $628,000 in the personal loan portfolio. This was offset by an increase of $29,000 in the commercial loan portfolio, and an increase of $628,000 in overdrafts. The credit card portfolio decrease was largely attributable to
(i) competition from other banks and non-traditional credit card issuers;
(ii) tightening of the Bank?s underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business. The decrease in the real estate loan portfolio was primarily due to interim construction loans that matured. When a construction loan matures, it is
taken by a permanent lender.   The decrease in the personal loan portfolio
was due mainly to normal attrition. Other Real Estate increased $940,000 from $658,000 at December 31, 2005 to $1,598,000 at June 30, 2006. This was
due to one parcel repossessed in the second quarter of 2006.
	Total deposits decreased $5,250,000 or 4.55% to $110,166,000 at June 30, 2006 from $115,416,000 at December 31, 2005. Total non-interest bearing deposits decreased $6,380,000 and interest-bearing accounts increased $1,130,000.
	Shareholder?s Equity increased $1,396,000 due to net income at June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

INCOME

	The Company?s net income for the six months ended June 30, 2006 was $1,396,000 or $7.79 per share, an increase of $997,000 from the Company?s total net income of $399,000 for the same period last year.
	Interest income increased $759,000 for the six months ended June 30, 2006 over the same period last year. Interest on federal funds sold increased $895,000 due to an increase in the interest rate from 2.73% at June 30, 2005 to 4.58% at June 30, 2006, and an increase of $37,069,000 in the average balance from $4,908,000 at June 30, 2005 to $41,977,000 at June 30, 2006.
Interest on the loan portfolio decreased $169,000. This was caused mainly by a decrease in the average balance of loans of $4,183,000. Interest expense increased $84,000 for the six months ended June 30, 2006 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .86% at June 30, 2005 to .99% as of June 30, 2006. Net interest income increased $675,000 due to the additional monies the Bank was able to invest in Federal Funds. However this produced a lower rate spread as opposed to if the Bank invested in higher yielding loans. The interest rate spreads declined from 8.11% at June 30, 2005 to 6.76% at June 30, 2006.
	Non-interest income increased $332,000 for the six month period from $1,285,000 at June 30, 2005 to $1,617,000 at June 30, 2006. Other income increased $792,000 for the six months ended June 30, 2006. This increase was due mainly to $600,000 in insurance proceeds received on an OREO property in 2006 that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. In addition, $369,000 in insurance proceeds was received as reimbursement of expenses incurred and the excess of disposal of fixed assets due to Hurricane Katrina. This was offset by a decrease in deposit related fees of $202,000 of which $148,000 was due to a decrease in fees collected on overdrawn accounts. In 2005 the Bank recognized $141,000 as beneficiary of two insurance policies on the life of the Bank?s president, Mr. James Comiskey, who passed on in February 2005. During the first quarter of 2005 there was a gain of $235,000 from the sale of an ORE property as compared to a gain of $0 for the six months ended June 30, 2006.
	Non-interest expense decreased $593,000 for the six month period as compared to the same period last year. Salaries and employee benefits decreased $386,000. This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank?s core processing, thereby reducing staff, and also staff not returning after Hurricane Katrina. Occupancy expense decreased $108,000. This is mainly due to 2 branch offices that were not able to reopen and one branch office that only the drive-in facility was operating. The rental expense was reduced by $135,000 in 2006 on these 3 branches. Depreciation expense increased $33,000 due to the purchase of equipment necessary to outsource the Bank?s core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane Katrina. ORE expenses decreased $60,000 due mainly to expenses incurred from the sale of the aforementioned ORE property and the day to day upkeep of the properties in OREO in 2005.
	The provision for income taxes increased $513,000 compared to the same period last year from $207,000 at June 30, 2005 to $720,000 at June 30, 2006 due to an increase in income before taxes.


SECOND QUARTER 2006 COMPARED WITH SECOND QUARTER 2005

INCOME

	Net income for the second quarter of 2006 was $922,000 compared to $67,000 for the same period last year.
	Interest income increased $383,000 over the same period last year. Interest on the loan portfolio decreased $99,000 from $1,765,000 at June 30, 2005 to $1,666,000 at June 30, 2006. This was caused mainly by a decrease of $3,450,000 in the average outstanding loans from $60,441,000 at June 30, 2005 to $56,991,000 at June 30, 2006. Interest on federal funds sold increased $464,000 due to an increase in the interest rate from 2.85% at June 30, 2005 to 4.84% at June 30, 2006, and an increase of $35,432,000 in the average balance from $7,024,000 at June 30, 2005 to $42,456,000 at June 30, 2006.
	Interest expense increased $38,000 for the three months ended June 30, 2006 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .89% at June 30, 2005 to 1.00% as of June 30, 2006. Net interest income increased $345,000 due to the additional monies the Bank was able to invest in Federal Funds. However this produced a lower rate spread as opposed to if the Bank invested in higher yielding loans. The interest rate spreads declined from 8.05% at June 30, 2005 to 6.82% at June 30, 2006.
	Non-interest income increased $847,000 for the three-month period as compared to the same period last year. This increase was due mainly to $600,000 in insurance proceeds received on an OREO property and $369,000 in insurance proceeds as reimbursement of expenses incurred and the disposal of fixed assets due to Hurricane Katrina in 2006. This was offset by a decrease in deposit related fees of $102,000 of which $73,000 was due to a decrease in fees collected on overdrawn accounts.
	Non-interest expense decreased $285,000 for the three-month period as compared to the same period last year. Salaries and employee benefits decreased $187,000. This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank?s core processing, thereby reducing staff, and also staff not returning after Hurricane Katrina. Occupancy expense decreased $58,000. This is mainly due to 2 branch offices that were not able to reopen and one branch office that only the drive-in facility was operating. The rental expense was reduced by $67,000 on these 3 branches in 2006. Depreciation expense increased $17,000 and software expense increased $18,000 due to the purchase of equipment and the software necessary to outsource the Bank?s core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane Katrina.
	The provision for income taxes increased $430,000 compared to the same period last year from $36,000 at June 30, 2005 to $475,000 at June 30, 2006 due to an increase in income before taxes.


Item 3 Controls and Procedures

	The certifying officers of the Company have evaluated the effectiveness of the Company?s disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company?s disclosure controls and procedures as of June 30, 2006, that as of such date, the Company?s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
	There were no changes in the Company?s internal controls over financial reporting for the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, such controls.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of Shareholders of BOL BANCSHARES, INC. was held on April 11, 2006. Six nominees were elected to serve one year terms as directors. Laporte, Sehrt, Romig and Hand was approved as the independent auditors. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected as directors and the number of shares cast for each. The total shares voting were 111,987.



                                            Number of Shares
         Nominee                For           Against          Abstain
G. Harrison Scott           111,251              485              251
Franck F. LaBiche           111,251              485              251
Henry L. Klein              110,236            1,500              251
Johnny C. Crow              111,201              535              251
Sharry R. Scott             111,251              485              251
Louise C. Bryan             111,251              485              251

At the Executive Committee Meeting of May 16, 2006, Mrs. Louise Bryan resigned due to personal reasons.

Item 6 Exhibits and Reports on Form 8-K

	A. Exhibits
		31.1 Section 302 Principal Executive Officer Certification
            31.2 Section 302 Principal Financial Officer Certification
            32.1 Section 1350 Certification
            32.2 Section 1350 Certification

	B. Reports on Form 8-K
		None

					 BANCSHARES, INC.

						SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
August 10, 2006				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)
						11