Form 10QSB
period 2006-09-30
BOL BANCSHARES INC
filed 2006-11-16
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549




						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2006

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission File Number		00-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


       300 St. Charles Avenue, New Orleans, La.	70130
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

       State the number of shares outstanding of each of the issuer's classes Of common equity, as of the latest practical date: 179,145 SHARES AS OF OCTOBER 31, 2006.

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

Part I. Financial Information

						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION




                                             Sept 30,           Dec. 31,
(Amounts in Thousands)                        2006                2005
                                           (Unaudited)          (Audited)
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash        $4,923             $9,167
Federal Funds Sold                             29,150             35,865
Investment Securities
Securities Held to Maturity                    16,000             19,000
Securities Available for Sale                     536                618
Loans-Less Allowance for Loan Losses of
  $1,800 in 2006 and $1,913 in 2005            56,124             57,269
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)         2,318              2,231
Other Real Estate                                 954                658
Other Assets                                    1,239              1,146
     TOTAL ASSETS                            $111,244           $125,954

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                         $49,454           $61,105
 NOW Accounts                                  13,166            14,467
 Money Market Accounts                          3,620             3,516
 Savings Accounts                              27,644            30,906
 Time Deposits, $100,000 and over                 310               409
 Other Time Deposits                            5,492             5,013
     TOTAL DEPOSITS                            99,686           115,416
Notes Payable                                   1,544             2,145
Federal Funds Purchased                             0                 0
Other Liabilities                               1,335             1,328
     TOTAL LIABILITIES                        102,565           118,889
SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,115,471 Shares Issued and Outstanding
 in 2006                                        2,115             2,117
 2,117,244 Shares Issued and Outstanding
 in 2005
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding            179               179
Accumulated Other Comprehensive Income            277               332
Capital in Excess of Par - Retired Stock          127               126
Undivided Profits                               4,311             3,843
Current Earnings                                1,670               468
     TOTAL SHAREHOLDERS' EQUITY                 8,679             7,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $111,244          $125,954

                                    BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)




                                     Three months ended    Nine months ended
                                           Sept 30,             Sept 30,
(Amounts in Thousands)                  2006       2005     2006        2005

INTEREST INCOME
Interest and Fees on Loans            $1,694     $1,662    $5,055     $5,192
Interest on Investment Securities        137        130       403        363
Interest on Federal Funds Sold           449         39     1,411        106
Total Interest Income                 $2,280      1,831     6,869      5,661
INTEREST EXPENSE
Interest on Deposits                     110         89       327        221
Other Interest Expense                     4         10        23         30
Interest on Federal Funds Purchased        -          2         -          2
Interest Expense on Notes Payable          -          1         1          2
Interest Expense on Debentures            25         30        86         91
Total Interest Expense                   139        132       437        346
NET INTEREST INCOME                    2,141      1,699     6,432      5,315
Provision for Loan Losses                107         99       482        384
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                        2,034      1,600     5,950      4,931
NON-INTEREST INCOME
Service Charges on Deposit Accounts      167        205       444        684
Cardholder & Other Credit Card Income    150        162       456        488
ORE Income                                 1          -         1        238
Other Operating Income                    18         17     1,052        259
Total Non-interest Income                336        384     1,953      1,669
NON-INTEREST EXPENSE
Salaries and Employee Benefits           674        837     1,950      2,499
Occupancy Expense                        287        306       900      1,027
Communications                            56         37       188        156
Outsourcing Fees                         322        345     1,108      1,119
Loan & Credit Card Expense                39         30        92         96
Professional Fees                         65         33       178        174
ORE Expense                              339         67       365        153
Other Operating Expense                  173        155       591        596
Total Non-interest Expense             1,955      1,810     5,372      5,820

Income Before Tax Provision              415        174     2,531        780

Provision For Income Taxes               141         59       861        266

NET INCOME                              $274       $115    $1,670       $514

Earnings Per Share of Common Stock     $1.53      $0.64     $9.32      $2.87

                                   BOL BANCSHARES, INC.

              	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)


                                              Sept 30,            Sept 30,
(Amounts in thousands)                          2006                2005

NET INCOME                                     $1,670               $514

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Loss) on Investment
Securities Available-for-Sale, Arising
During the Period                                 (55)               35


COMPREHENSIVE INCOME                           $1,615              $549

                                     BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)



Nine Months Ended September 30

(Amounts in thousands)                              2006              2005
OPERATING ACTIVITIES
Net Income                                         1,670               514
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                           482               384
 Depreciation and Amortization Expense               218               172
 Amortization of Investment Security Premiums          -                 -
 Accretion of Investment Security Discounts            -                 -
 Decrease in Deferred Income Taxes                   (28)               18
 Loss on Property and Equipment Disposed              53                 -
 (Gain) on Sale of Other Real Estate                  (1)             (235)
 Decrease (Increase) in Other Assets                 312              (388)
 (Decrease) Increase in Other Liabilities
  and Accrued Interest                               (79)             (215)
Net Cash Provided by Operating Activities          2,627               678

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                             3,000                 -
 Purchases of Held-to-Maturity Investment Securities   -                 -
 Proceeds from Sale of Property and Equipment          -                 1
 Purchases of Property and Equipment                (359)              (56)
 Proceeds from Sale of Other Real Estate             380               585
 Net (Increase) Decrease in Loans                   (276)            2,902
Net Cash Provided by Investing Activities          2,745             3,432

FINANCING ACTIVITIES
 Net (Decrease) Increase in Non-Interest Bearing
  and Interest Bearing Deposits                  (15,729)            4,768
 Proceeds from Issuance of Long-Term Debt          1,400                 -
 Preferred Stock Retired                              (1)              (16)
 Principal Payments on Long Term Debt             (2,001)              (39)
Net Cash (Used in) Provided by Financing Activities
                                                 (16,331)            4,713


Net (Decrease) Increase in Cash and Cash Equivalents
                                                 (10,959)            8,824
Cash and Cash Equivalents - Beginning of Year     45,032             6,350
Cash and Cash Equivalents - End of Period        $34,073           $15,173

                                     BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
				             (Unaudited)

SUPPLEMENTAL DISCLOSURES:                        2006              2005
Additions to Other Real Estate through Foreclosure
                                                 940              279
Cash Paid for Interest                           767              187
Cash (Paid) Received for Income Taxes           (444)             (56)
Market Value Adjustment for Unrealized Gain (Loss)
on Securities Available-for-Sale                 (82)              52




Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.




ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc.
and its bank subsidiary at September 30, 2006 compared to December 31, 2005 and the results of operations for the three and nine months periods ended September 30, 2006 with the same periods in 2005. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Internal Control and Assessment Disclosure

Hurricane Katrina Disclosure

  Management expects insurance proceeds for storm damages caused by Hurricane Katrina to cover the majority of damages sustained to the Bank's branches. The branch locations that the bank owned directly or indirectly, St. Charles, Severn, Gause and Tammany, are open and operating, however, branch locations, wherein the Bank leased the premises, Carrolton, Lapalco, and Oakwood, are still closed with the exception of the drive-thru facility at the Oakwood location. Management is diligently reviewing new sites to purchase or lease in an effort to replace the Carrollton location. Management has renewed the Lapalco lease and repairs are underway and the branch is scheduled to re-open during the 4th quarter of 2006. The Oakwood branch will be reopening at an adjacent site within the Oakwood Shopping Center and is scheduled to reopen in the 4th quarter of 2006 or the 1st quarter of 2007. The Company's management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.

SEPTEMBER 30, 2006 COMPARED WITH DECEMBER 31, 2005

BALANCE SHEET

	Total Assets at September 30, 2006 were $111,244,000 compared to $125,954,000 at December 31, 2005 for a decrease of $14,710,000 or 11.68%.
Federal Funds Sold decreased $6,715,000 at September 30, 2006 from $35,865,000 at December 31, 2005 to $29,150,000 at September 30, 2006. Cash and due from banks decreased $4,244,000 to $4,923,000 at September 30, 2006 from $9,167,000 at December 31, 2005. This was mainly attributable to a decrease in the Bank's Federal Reserve Bank account of $4,966,000 which was offset by an increase in Cash of $525,000. Total loans decreased $1,145,000 or 2.00% to $56,124,000 at
September 30, 2006 from $57,269,000 at December 31, 2005. This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $2,500,000, a decrease of $332,000 in the personal loan portfolio and a decrease of $98,000 in the commercial loan portfolio. This was offset by an increase in real estate loans of $1,616,000, and an increase of $56,000 in overdrafts. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business. The decrease in the personal loan portfolio and the commercial loan portfolio was due mainly to normal attrition. The increase in the real estate loan portfolio was primarily due to the concerted effort of the bank's lenders to bring in new loans. The non-farm non residential loans increased $2,772,000 along with an increase of $571,000 in the multifamily and construction loans. The 1-4 family category decreased $1,727,000 due to FEMA and other monies used to pay off these loans. Other Real Estate increased $296,000 from $658,000 at December 31, 2005 to $954,000 at September 30, 2006. This was due to one parcel repossessed for $940,000, a write-down of the parcel for $265,000 and one sale of ORE for $380,000 in 2006.
	Total deposits decreased $15,730,000 or 13.63% to $99,686,000 at September 30, 2006 from $115,416,000 at December 31, 2005. Total non-interest bearing deposits decreased $11,651,000 and interest-bearing accounts decreased $4,079,000.
	Shareholder's Equity increased $1,614,000 due mainly to net income at September 30, 2006.


NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

INCOME

	The Company's net income for the nine months ended September 30, 2006 was $1,670,000 or $9.32 per share, an increase of $1,156,000 from the Company's total net income of $514,000 for the same period last year.
	Interest income increased $1,208,000 for the nine months ended September 30, 2006 over the same period last year. Interest on federal funds sold increased $1,305,000 due to an increase in the interest rate from 2.89% at September 30, 2005 to 4.79% at September 30, 2006, and an increase of
$34,417,000 in the average balance from $4,889,000 at September 30, 2005 to $39,306,000 at September 30, 2006. Interest on the loan portfolio decreased $137,000. This was caused mainly by a decrease in the average balance of loans of $3,643,000. Interest expense increased $91,000 for the nine months ended September 30, 2006 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .62% at September 30, 2005 to .77% as of September 30, 2006. Net interest income increased $1,117,000 due to the additional monies the Bank was able to invest in Federal Funds. However this produced a lower rate spread as opposed to if the Bank invested in higher yielding loans. The interest rate spreads declined from 7.90% at September 30, 2005 to 6.93% at September 30, 2006.
	Non-interest income increased $284,000 for the nine month period from

$1,669,000 at September 30, 2005 to $1,953,000 at September 30, 2006.  Other
income increased $793,000 for the nine months ended September 30, 2006. This increase was due mainly to $600,000 in insurance proceeds received on an OREO property in 2006 that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. In addition, $369,000 in insurance proceeds was received as reimbursement of expenses incurred and the excess of disposal of fixed assets due to Hurricane Katrina. This was offset by a decrease in deposit related fees of $240,000 of which $177,000 was due to a decrease in fees collected on overdrawn accounts. In 2005 the Bank recognized $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed on in February 2005. During the first quarter of 2005 there was a gain of $235,000 from the sale of an ORE property as compared to a gain of $1 for the nine months ended September 30, 2006.
	Non-interest expense decreased $448,000 for the nine month period as compared to the same period last year. Salaries and employee benefits decreased $549,000. This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank's core processing, thereby reducing staff, and also staff not returning after Hurricane Katrina.
Occupancy expense decreased $127,000. This is mainly due to 2 branch offices that were not able to reopen and one branch office that only the drive-in facility was operating. The rental expense was reduced by $176,000 in 2006 on these 3 branches. Depreciation expense increased $47,000 due to the purchase of equipment necessary to outsource the Bank's core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane Katrina. ORE expenses increased $212,000 due mainly to $265,000 write-down of one ORE property in 2006 and a decrease of $45,000 in ORE taxes from 2005 and the day to day upkeep of the properties in OREO.
	The provision for income taxes increased $595,000 compared to the same period last year from $266,000 at September 30, 2005 to $861,000 at September 30, 2006 due to an increase in income before taxes.


THIRD QUARTER 2006 COMPARED WITH THIRD QUARTER 2005

INCOME

	Net income for the third quarter of 2006 was $274,000 compared to $115,000 for the same period last year.
	Interest income increased $449,000 over the same period last year. Interest on the loan portfolio increased $32,000 from $1,662,000 at September 30, 2005 to $1,694,000 at September 30, 2006. This was caused mainly by an increase in the interest rate from 11.09% for the three months ending September 30, 2005 to 11.81% for the three months ending September 30, 2006, which was partially offset by a decrease of $2,580,000 in the average outstanding loans from $59,971,000 at September 30, 2005 to $57,391,000 at September 30, 2006.
Interest on federal funds sold increased $410,000 due to an increase in the interest rate from 3.22% at September 30, 2005 to 5.27% at September 30, 2006, and an increase of $29,201,000 in the average balance from $4,851,000 at September 30, 2005 to $34,052,000 at September 30, 2006. Interest expense increased $7,000 for the three months ended September 30, 2006 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .76% at September 30, 2005 to .83% as of September 30, 2006. Net interest income increased $442,000 due to the additional monies the Bank was able to invest in Federal Funds. However this produced a lower rate spread as opposed to if the Bank invested in higher yielding loans. The interest rate spreads declined from 7.60% at September 30, 2005 to 7.43% at September 30, 2006.
	Non-interest income decreased $48,000 for the three-month period as compared to the same period last year. This decrease was due mainly to deposit related fees of $38,000 of which $29,000 was due to a decrease in fees collected on overdrawn accounts and a $12,000 decrease in cardholder & other credit card income.
	Non-interest expense increased $145,000 for the three-month period as compared to the same period last year. Salaries and employee benefits decreased $163,000. This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank's core processing, thereby reducing staff, and also staff not returning after Hurricane Katrina. ORE expenses increased $272,000 due mainly to $265,000 write-down of one ORE property, the payment of

$50,000 of tax liens on another ORE property in the third quarter of 2006 and a decrease of $40,000 in ORE taxes from 2005. Professional fees increased $32,000 due to increases in audits and exams $7,000, legal fees $17,000 and director fees $10,000 over the same period last year.
	The provision for income taxes increased $82,000 compared to the same period last year from $59,000 at September 30, 2005 to $141,000 at September 30, 2006 due to an increase in income before taxes.



Item 3 Controls and Procedures

	The certifying officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006, that as of such date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
	There were no changes in the Company's internal controls over financial reporting for the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, such controls.


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



						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
November 16, 2006				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
	                              Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting

						Officer of the Registrant)