Form 10KSB
period 2006-12-31
BOL BANCSHARES INC
filed 2007-04-13
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
	No ______

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Total Revenue for fiscal year ended December 31, 2006: $10,977,937.

       The aggregate market value of the voting common equity stock held by non-affiliates of the registrant was approximately $1,765,176. For this purpose, certain executive officers and directors are considered affiliates.

       The number of shares of Common Stock, $1.00 par value, outstanding as of February 28, 2007 was approximately 179,145.

Transitional Small Business Disclosure Format:  Yes____ No  X

					Cross Reference Index

											Page

Part I

Item 1:	Business									 3
Item 2:	Properties									 5
Item 3:	Legal Proceedings								 6
Item 4:	Submission of Matters to a Vote of Security Holders		 7

Part II

Item 5:	Market for Registrant's Common Equity and Related Stockholder
Matters	                                                             7
Item 6:	Management's Discussion and Analysis 				 8
Item 7:	Financial Statements and Supplementary Data                  30
Item 8:	Changes in and Disagreements with Accountants and Financial
Disclosure	                                                             67
Item 8A:    Controls and Procedures                                      67

Part III

Item 9:	Directors and Executive Officers of the Registrant		67
Item 10:	Executive Compensation							68
Item 11:	Security Ownership of Certain Beneficial Owners and Management
	                                                                  69
Item 12:	Certain Relationships and Related Transactions			70
Item 13:	Exhibits and Reports on Form 8-K
            (a) Exhibits								70
		(b) Reports	on Form 8-K							70
Item 14:	Principal Accountant Fees and Services                      70
       Signatures										71

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

	Real Estate Loans. The Bank's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
	Commercial Loans (Secured and Unsecured). The Bank's commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2006 the Bank held $9,995,000 in credit card debt.
	The Bank has a number of proprietary accounts it services which is included above. These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2006 the Bank held $1,176,000 in proprietary accounts.
	Mortgage Lending. The Bank offers 15- and 30-year fixed and adjustable rate conventional and jumbo home mortgages. The Bank sells all mortgage loans in the secondary market and does not retain the servicing rights thereon.


Territory Served and Competition
	Market Area. The market area for the Bank is defined in the Bank's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding
Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. Between June and October, 2006 the Louisiana Public Health Institute conducted a sample survey that was released January 2007. The estimated population in Orleans Parish is 191,139 compared to 444,515 in 2004, a decrease of 57%. It is Management's perception that approximately two-thirds of the population of 500,000 will return as housing and rebuilding progress.
	Competition. The Bank competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. While there is still a long way to go, considerable measurable progress is being made toward the New Orleans region's gradual economic recovery in the aftermath of the widespread devastation wreaked by Hurricanes Katrina (August 29, 2005) and Rita (September 24, 2005).

Maritime Industry: 13 of Louisiana's 14 public coastal ports are operating at pre-Katrina and Rita capacity with only the Plaquemines port not operating at this time.

Tourism and Conventions: Two-thirds of the state's 120,000 tourism jobs were in New Orleans. The main attractions that tourists and convention visitors know best--such as the French Quarter, riverfront, and garden District areas-- were mostly undamaged or suffered relatively little damage, including the downtown and French Quarter hotels, bed and breakfasts, restaurants, night clubs, shops, and most museums. 75% of the hotels were operational by August 2006, and 95% expect to be fully functional by January 1, 2008.

The large city-wide conventions (those utilizing the Morial Convention Center and three or more hotels) were cancelled through March 31, 2006 because the Convention Center was not available until then. 70% of conventions booked before Katrina have been retained with 92% expected by 2008. Tourism officials are optimistic about the future of the industry next year. The Convention Center is being totally renovated, with the work running ahead of schedule.

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

Employees
	As of December 31, 2006, the Bank had 75 full-time and approximately 9 part-time employees. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Bank. See "Executive Compensation".


Item 2 Description of Property
       The adversities associated with Hurricane Katrina were catastrophic.
The bank was closed for 5 business days, and when we opened our first branch on Gause Boulevard in Slidell, it was on a limited basis. Presently, the four offices owned directly or indirectly by the bank are open. The three offices, wherein the bank is a tenant, with no control over the repair process, are still closed. See "Management's Discussion and Analysis".
 	In addition to its main office, the Bank has six branch locations and an operations center. Set forth below is a description of the offices of the Bank.
	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana. On
September 30, 1991, the Company purchased a four-story building located at 300
St. Charles Avenue from the Resolution Trust Corporation (the "RTC") for the price of $402,500. Subsequently, on December 6, 1991, the Bank purchased the building from the Company. The original purchase was financed by a loan from former director Edward J. Soniat to the Company. As of December 31, 2006, this loan was paid in full. The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Bank occupies the ground floor and the fourth floor. The second and third floors are leased. Rental income received is $2,543 per month. The lease commenced December 15, 2003 and terminates on December 15, 2018. There was very minor storm damage at this location.
	Carrollton Branch. The Carrollton Branch of the Bank was located in the Carrollton Shopping Center at 3846 Dublin Street, New Orleans, Louisiana. The premises consisting of approximately 4,700 total square feet of office space was closed. Due to storm damages, the landlord informed the Bank that it would not be re-opening the shopping center. Therefore, the Bank is searching for a site to purchase or lease.
	Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. The Bank leases the office space from Severn South Partnership, an affiliate of the Bank. See "Certain Relationships and Related Transactions." Pursuant to an Amendment to Lease dated May 1, 1999, the lease commenced on June 1, 1999, and terminated on May 31, 2006. The lease was not renewed and is on a month to month basis with payments of $12,456, plus a percentage of operating costs, per month. Although this branch sustained some storm damage, it was the second branch opened after Hurricane Katrina. All damages will be covered by insurance proceeds.
	Oakwood Branch. The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consisted of approximately 4,160 total square feet of office space, which included 1,560 square feet designated for its drive-in facility. The Bank leased the lobby and drive-in facility from Oakwood Shopping Center, Ltd.
There was heavy storm damage to this shopping center and the landlord has informed us that the center will be demolished and will not re-open until some time in 2007. Accordingly, Management is actively searching for a site in the same vicinity to purchase or lease. At the present time we are leasing and operating in the drive-in facility for $3,900 per month.
	Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. This Branch will reopen by the end of March 2007. The lease will expire March, 2017 with a monthly lease amount of $6,384 per month.
	Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2006 totaled $118,769. Although there was storm damage, we re-opened the branch on September 8, 2005. Management expects insurance proceeds will cover the majority of damages sustained.
       Tammany Mall Branch. The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Bank leased the building from Tammany Mall Partnership, an affiliate of the Bank. On September 1, 2004 for a price of $499,058, the Subsidiary Bank purchased the building. The branch was temporarily closed due to storm damages from Hurricane Katrina. Subsequently, once repairs were completed, the branch re-opened in the 1st quarter of 2006. The Bank's insurance covered the majority of the repair cost.
	Operations Center. The Bank's operations center, which houses its accounting, audit, data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. The Bank leases 16,169 square feet from Severn South Partnership, an affiliate of the Bank, under two separate leases.
See "Certain Relationships and Related Transactions." Pursuant to that certain Amendment to Lease dated May 1, 1999, amending both leases the current lease terms for both leases commenced on June 1, 1999, and terminates on May 31, 2006. The lease was not renewed and is on a month to month basis with payments of $19,876, plus a percentage of operating costs, per month. The
Bank is presently seeking approval to purchase the building in an effort to reduce rental expense and derive rental income from other tenants occupying spaces within the building.


Item 3 Legal Proceedings
       Because of the nature of the banking industry in general, the Company and the Bank are each party from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition.
Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company's consolidated financial statements.
	The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
	1. The Bank is a defendant in a lawsuit filed in 1991 in Civil District Court for the Parish of Orleans by another bank alleging that the Bank was responsible and played an active part in a check-kiting scheme involving a customer of both the Bank and the plaintiff. The plaintiff is currently seeking to recover in excess of $979,000, plus judicial interest from approximately August 7, 1991 until paid, for a "theoretical" exposure to the Bank of approximately $2.2 Million. The Bank has brought a counterclaim for approximately $152,000 with respect to losses it incurred as a result of the plaintiff's role in such check-kiting scheme. In addition to seeking recovery of these losses, the Bank claims that the plaintiff interfered with its employee relations regarding two officers. Since the litigation began, the plaintiff has merged into another bank. Unbeknownst to the Bank, a separate entity purchased the litigation against the Bank, together with a basket of notes, for $1,250,000. This entity then filed bankruptcy. On December 8, 2004, the Bank tendered payment of $9,315 pursuant to the provisions of
Article 2652 of the Louisiana Civil Code which controls the rights of litigious redemption. The Trustee has rejected the tender and intends to proceed against the Bank in bankruptcy court in the Eastern District of Louisiana on the initial $979,000 claim. The bank that merged with the original plaintiff bank has asked the bankruptcy court to have that claim decided in bankruptcy court as opposed to Civil District Court. A $50,000 settlement was reached however this requires court approval which is anticipated.
	2. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. A judgment was obtained against the Bank in the United States Bankruptcy Court for the Southern District of Texas for approximately $450,000. In 2000 the District Court for the Southern District of Texas rendered its judgment which dismissed Adversary No. 96-4354 for lack of jurisdiction. The Bankruptcy Court declined to act on the motion pending the outcome of the plaintiff's appeal to the Fifth Circuit Court of Appeals. In
2001, the Fifth Circuit affirmed the District Court's dismissal of Adversary
No. 96-4354. As a result, the Bank renewed its motion to release the funds in the Registry of the court in Adversary No. 96-4541. The Bankruptcy court denied the Bank's motion to release the funds. From that order the Bank has appealed to the District Court for the Southern District of Texas. That appeal resulted in an order for the District Court to pay over the funds to the Bank. The Plaintiff has appealed that order to the Fifth Circuit Court of Appeals and the matter is pending. It is anticipated that the Bank will ultimately recover approximately $400,000 in the court registry. The matter has not been retried after much appellate activity and it is anticipated that further appeals will be taken by either party.
      3. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. The trial was set for January 2004 but was abruptly canceled by the court, which ordered mediation. Mediation did not result in settlement and the matter was retried and was appealed to the Fifth Circuit Court of Appeals, which reversed the dismissal. Because the Court of Appeals did not completely reverse, the Bank has filed an application for writs with the United States Supreme Court. We are awaiting a decision on our application for writs to the United States Supreme Court. A loss of $272,000 was charged to operations during 2004.
      4. The Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. Motions for Summary Judgment were denied by the district judge and the matter is still pending.
      5. The Bank is a defendant in a lawsuit pending in the 22nd Judicial District Court in St. Tammany Parish. The issues involved the clearing of a safety deposit box at the Gause branch by a notary with authority from the court to do so in the succession of the owner of the box. The causes of action against the Bank are unclear and the case is in the discovery stages.
It is doubtful that the Bank has any exposure.
      6. The Bank entered into an agreement with a company for disaster protection. The company had a contract to provide technical and physical backup in the event the Bank's data systems were impaired by a natural disaster. When Katrina hit, however, the company woefully failed to provide the services agreed and the Bank has made demand for payment of $901,992.50.
It appears that this matter will require litigation.
      7. A company has submitted a bill for $89,046.87 for work allegedly performed at the Bank's Severn branch. The Bank & the building owner have protested the bill and the matter is being discussed. It appears, however, that this dispute will require litigation.


Item 4 Submission of Matters to a Vote of Security Holders
       There were no matters submitted, during the fourth quarter of fiscal year 2006 to a vote of security holders, through the solicitation of proxies.


Item 5 Market for Registrant's Common Equity and Related Stockholder Matters There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2005, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2006, the Company had approximately 602 shareholders of record. There were no dividends declared on the Company common stock for the years ended 2006 or 2005.

2006

                                      High            Low
First Quarter                           -               -
Second Quarter                          -               -
Third Quarter                        28.00           19.00
Fourth Quarter                          -               -



2005


                                      High            Low
First Quarter                           -              -
Second Quarter                          -              -
Third Quarter                         25.10           20.25
Fourth Quarter                        20.00           18.00


	No dividends were paid on shares of Company Common stock in 2006 or 2005.


Annual Shareholders Meeting
	The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 10,
2007 at 3:30 p.m.

Independent Auditors
       LaPorte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958.


Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2006, 2005, and 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company. See "Internal Control and Assessment Disclosure".


Internal Control and Assessment Disclosure

Hurricane Katrina Disclosure

       Management expects insurance proceeds for storm damages caused by Hurricane Katrina to cover the majority of damages sustained to the Bank's branches. The branch locations that the bank owned directly or indirectly, St. Charles, Severn, Gause and Tammany, are open and operating, however, branch locations, wherein the Bank leased the premises, Carrolton, Lapalco, and Oakwood, are still closed with the exception of the drive-thru facility at the Oakwood location. Management is diligently reviewing new sites to purchase or lease in an effort to replace the Carrollton location. Management has renewed the Lapalco lease and will reopen by the end of March 2007. The Oakwood branch will be reopening at an adjacent site within the Oakwood Shopping Center and is scheduled to reopen in the 2nd quarter of 2007. The Company's management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.

Overview
	The Company provides a full range of quality financial services in selected market areas. As of December 31, 2006, the Company's total assets were $105,171,000 as compared to $125,954,000 at December 31, 2005.
	Loans comprise the largest single component of the Bank's interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank's loans totaled $57,335,000, and $57,269,000 net of unearned discount and Allowance for Loan Losses at December 31, 2006, and 2005. The Bank's net interest margin was 7.52% for the year ended December 31, 2006.
	Historically, credit card loans have been an important part of the Bank's total loan portfolio. However, the Bank has been diversifying its earning assets into commercial and installment loans. At December 31, 2006, credit card loans were $9,995,000 and represented 17.43% of the Bank's loan portfolio of $57,335,000. At December 31, 2005, credit card loans were $12,457,000 and represented 21.75% of the Bank's loan portfolio of $57,269,000.

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



Results of Operations

Net Income

December 31, 2006 Compared to December 31, 2005
	The Company's net income for the year 2006 was $2,130,000 or $11.89 per share, an increase of $1,662,000 from the Company's net income of $468,000 in 2005. Net loss for the year 2004 was $39,000. The most significant contributing factor within the non-interest income and expense category for
2006 is a decrease of $1,143,000 in non-interest expenses.  Salaries and employee benefits decreased $499,000.  This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank's core processing, thereby reducing staff, and also staff not returning after
Hurricane Katrina.  Occupancy expense decreased $324,000 and rental expense was reduced by $207,000 in 2006 post Katrina due to 2 branch offices that were not able to reopen and one branch office wherein only the drive-in facility
was operating.    Depreciation expense increased $58,000 due to the purchase of equipment necessary to facilitate outsourcing the Bank's core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane Katrina. Disaster recovery services decreased $136,000 from an expense of $77,000 in 2005 to a recovery of $59,000 from insurance proceeds. Estimated loss (recovery) contingency decreased $432,000 due to the insurance recovery of damages sustained during Hurricane Katrina of $202,000 in 2006 from an expense of $230,000 in 2005. ORE expenses increased $228,000 due mainly to $265,000 write-down of one ORE property in 2006.
	Non-interest income decreased $51,000, due mainly to a decrease in deposit related fees of $196,000 of which $139,000 was due to the reduction of fees collected on overdrawn accounts. Other Real Estate income decreased $245,000 due primarily to the gain on the sale of an ORE property of $235,000 in 2005 as compared to a gain of $1,000 in 2006. Other income decreased $173,000 in 2006 due mainly to the Bank receiving $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed in February 2005. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. Income tax expense increased $795,000 compared to the same period last year from $143,000 in 2005 to $938,000 in 2006 due to the increase in pre tax income to $3,067,000 in 2006 as compared to a pre tax income of $612,000 in 2005.

December 31, 2005 Compared to December 31, 2004
	The Company's net income for the year 2005 was $468,000 or $2.62 per share, an increase of $507,000 from the Company's net loss of $39,000 in 2004.

The most significant factor contributing to the $507,000 increase in income for 2005 is a decrease of $1,045,000 in non-interest expenses. This decrease was attributable to the Bank outsourcing its credit card operations in the third quarter of 2004. This allowed the Bank to reduce staff and decrease salaries & benefits by $855,000, and decrease credit card expenses $868,000. In addition, by reducing staff, the Bank was able to decrease the square footage it leased at the operations center, and realize a savings of $180,000 in rentals and occupancy expense.
	It is important to note that the $1,045,000 decrease in non-interest expense includes additional expenses and contingency accruals of $275,000 incurred because of damages sustained during Hurricane Katrina. Management does not anticipate any future material expenses due to Katrina, which will not be covered by insurance proceeds.
	Non-interest income decreased $131,000, due mainly to a decrease in deposit related fees of $316,000 of which $225,000 was due to the Bank waiving all fees for the two months following Hurricane Katrina. This was offset by an increase of $147,000 from the sale of an ORE property for a gain of $235,000 as compared to a gain of $88,000 in 2004. In addition, the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed in February 2005. Income tax expense increased $180,000 compared to the same period last year from a tax benefit of $37,000 in 2004 to a tax expense of $143,000 in 2005 due to the increase in income to $612,000 in 2005 from a loss of $75,000 in 2004 before taxes.


Net Interest Income/Margin


December 31, 2006 Compared to December 31, 2005
	Net interest income which is total interest income (including fees) less total interest expense was $8,424,000 in 2006 compared to $7,084,000 in 2005. Interest on earning assets increased $1,468,000 from $7,569,000 in 2005 to $9,037,000 in 2006. Taxable-equivalent income on loans decreased $50,000 or ..74%, from $6,781,000 in 2005 to $6,731,000 in 2006. This decrease primarily resulted from a decrease of $3,111,000 in the average balance of loans from $60,829,000 in 2005 to $57,718,000 in 2006. Interest income on federal funds sold increased $1,479,000 due to an increase in the average balance of $27,957,000 from $8,403,000 in 2005 as compared to $36,360,000 in 2006.
The additional funds sold was attributable to additional funds on deposit from customers receiving insurance proceeds and FEMA monies post Katrina. Due to the uncertainty of how long the funds would remain in customer's accounts, the Bank chose to invest the additional monies in overnight Federal Funds. In addition, Federal Funds rates paid increased from 3.52% in 2005 to 4.88% in 2006. Interest income on investment securities increased $39,000 from $492,000 earning 2.51% in 2005 to $531,000 earning 2.96% in 2006 due to several step-up rates in government agencies held for investment.
	Interest on deposits increased $156,000 from $319,000 in 2005 to $475,000 in 2006. This increase resulted primarily from an increase in the rates paid from .67% in 2005 to .88% in 2006.


December 31, 2005 Compared to December 31, 2004
	Net interest income for 2004 was $7,347,000 compared to $7,084,000 in 2005. Interest on earning assets decreased $152,000 from $7,721,000 in 2004 to $7,569,000 in 2005. Taxable-equivalent income on loans decreased $470,000 or 6.48%, from $7,251,000 in 2004 to $6,781,000 in 2005. This decrease primarily resulted from a decrease of $2,913,000 in the average balance of loans from $63,742,000 in 2004 to $60,829,000 in 2005. The Bank lost several seasoned lenders during the first quarter of 2005. Loan sales were down until the sales force was replaced. Interest income on federal funds sold increased $243,000 due to an increase in the average balance of $3,399,000, which was attributable to additional funds on deposit from customers receiving insurance proceeds and FEMA monies post Katrina. Due to the uncertainty of how long the funds would remain in customer's accounts, the Bank chose to invest the additional monies in overnight Federal Funds. In addition, Federal Funds rates paid increased from 1.06% in 2004 to 3.52% in 2005. Interest income on investment securities increased $75,000 from $417,000 earning 2.13% in 2004 to $492,000 earning 2.51%
in 2005 due to several step-up rates in government agencies held for investment.
	Interest on deposits increased $115,000 from $204,000 in 2004 to $319,000 in 2005. This increase resulted primarily from an increase in the rates paid from .41% in 2004 to .67% in 2005.

TABLE 1 Average Balances, Interests and Yields


		                   2006                    2005
2004
	                  Average                 Average                Average

(Dollars in Thousands)
                 Balance Interest Rate  Balance Interest Rate Balance  Interest
Rate

ASSETS
INTEREST-EARNING ASSETS:
 Loans, net of unearned income (1)(2)

  Taxable           57,718 6,731 11.66% 60,829 6,781 11.15% 63,742 7,251 11.38%
  Tax-exempt	       0                   0                         0

Investment securities
  Taxable	        17,939   531  2.96% 19,567   492  2.51% 19,580   417  2.13%
  Tax-exempt	       0                   0                   0

Interest-bearing deposits 0                  0                   0

Federal funds sold  36,360 1,775  4.88%  8,403   296  3.52%  5,004    53  1.06%
  Total Interest-Earning Assets
                   112,017 9,037  8.07% 88,799 7,569  8.52% 88,326 7,721  8.74%
Cash and due from banks
                     6,084               6,475               5,165

Allowance for loan Losses
                    (1,804)             (1,797)             (1,796)

Premises and equipment2,334              2,124               1,821
Other Real Estate      894                 633                 177

Other assets         1,517               1,392               1,281


  TOTAL ASSETS     121,042              97,626              94,974


LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits   18,313   158   0.86% 14,866    83  0.56% 15,669    32  0.20%
 Savings deposits  30,273   177   0.58% 26,712   134  0.50% 27,991    96  0.34%
 Time deposits      5,576   140   2.50%  6,154   102  1.66%  5,964    76  1.27%
  Total Interest-Bearing Deposits
                   54,162   475   0.88% 47,732   319  0.67% 49,624   204  0.41%
Federal Funds Purchased 0     0   0.00%      0     2  0.00%     38     1  2.63%
Securities sold under agreements
 to repurchase          0                    0                   0

Other Short-term borrowings 0                0                   0

Long-Term debt      1,843   138  7.48%   2,169   164  7.55%  2,193   169  7.71%
  Total Interest-Bearing Liabilities
                   56,005   613  1.09%  49,901   485  0.97% 51,855   374  0.72%
Non-interest-bearing deposits
                   54,941               39,458              35,416

Other liabilities   1,783                1,256                 945

Shareholders' equity 8,313               7,011               6,758

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY 121,042           97,626              94,974

Net Interest Income      8,424                 7,084              7,347
Net Interest Spread              6.97%                7.55%              8.02%
Net Interest Margin              7.52%                7.98%              8.32%
(1) Fee income relating to loans of $586,000 in 2006, $663,000 in 2005 and $929,000 in 2004 is included in interest income.
(2) Non-accrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments for the three years ended December 31, 2006, 2005 and 2004 using a federal rate of 34%.

Table 2 Rate/Volume Analyses (1)



                        2006 Compared to 2005      2005 Compared to 2004
	                          Change in                     Change in
	                     Interest Due to    Total      Interest Due to
Total
(Dollars in Thousands)	  Rate    Volume    Change      Rate    Volume  Change

Net Loans:
 Taxable                   297     (347)      (50)      (139)     (331)   (470)
 Tax-Exempt (2)	           -         -       -          -         -       -
Investment Securities	     -         -       -          -         -       -
 Taxable	                80      (41)	     39         75        (0)     75
 Tax-Exempt (2)	           - 	   - 	      - 	     -         -       -
Interest-Bearing Deposits    -         - 	      - 	     -         -       -
Federal Funds Sold	   494 	 985    1,479        207        36     243
  Total Interest Income	   871      597 	  1,468 	   144      (296)   (152)
Deposits:
 Demand Deposits            56       19       75 	    53        (2)     51
 Savings Deposits	          25       18       43 	    42        (4)     38
 Time Deposits	          47      (10)      38         24         2       26
  Total Interest-Bearing Deposits
                           128       28 	    156 	   119        (4)	   115
Federal Funds Purchased	     - 	 (2)	     (2)	     2        (1)	     1
Securities Sold under	     -        -        - 	     - 	   -       -
Agreements to Repurchase
Other Short-Term Borrowings  -        - 	      - 	     - 	   -       -
Long-Term Debt              (1)     (25)     (26)	    (3)       (2)     (5)
  Total Interest Expense   127 	  1 	   128 	   118 	  (7)	   111
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2) Reflects fully taxable equivalent adjustments using a federal tax rate of
34%.

Interest Sensitivity Gap Analysis
	The major elements management utilizes monthly to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Bank's policy not to invest in derivatives in the ordinary course of business. The Bank performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company's balance sheet at December 31, 2006, has a net interest sensitive asset gap of 36.43% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 5.88%. The information represents a general indication of repricing characteristics over time;
however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2006, as well as the cumulative position at December
31, 2006:

TABLE 3 Asset/Liability and Gap Analysis


			                   December 31, 2006
	             1-30	   31-60   61-90   91-365    1 Year-    Over
	             Days	    Days    Days     Days    5 Years 5 Years     Total
(Dollars in Thousands)

Total
 Earning Assets
Securities-HTM	    -        -    3,000    11,000         -      -     14,000
Securities - AFS	    -        -       -         -        536      -        536
Loans	           13,515    5,087    3,064    24,075    11,191    403     57,335
Federal funds sold23,750       -        -         -         -      -     23,750
Total Earning Assets
                  37,265   5,087    6,064    35,075    11,727    403     95,621

Non Earning Assets     -       -        -         -     9,550      -      9,550

TOTAL ASSETS      37,265   5,087    6,064    35,075    21,277    403    105,171


 Interest-Bearing Liabilities
Savings & Now accounts
                 37,358        -        -       204         -      -     37,562
Money market      3,686        -        -         -         - 	 -      3,686
CD's < $100,000     496      320      277     2,333       905      -      4,331
CD's > $100,000       -      100        -       405         -      -        505
Federal Funds         -        -        -         -         -      -          -
purchased
Repurchase agreements -        -        -         -         -      -          -
Other short-term	    -        -        - 	  -         -      -          -
borrowings
Notes payable         -        -        -         -     1,544      -      1,544
Total Int-Bearing	41,540     420      277     2,942     2,449 	 -     47,628
Liabilities

Non Costing
Liabilities	       2,130       -        -         -    55,413      -     57,543

TOTAL LIABILITIES	43,670     420      277     2,942    57,862      -    105,171

Interest Sensitivity Gap
                  (4,275)  4,667    5,787    32,133     9,278    403     47,993
Cumulative Gap    (4,275)    392    6,179    38,312    47,590 47,993
Cumulative Gap/Total Interest-
 Earning Assets   -4.06%    0.37%    5.88%   36.43%    45.25%  45.63%

Provision for Loan Losses
	Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.
       At December 31, 2006, the allowance for possible loan losses was $1,800,000 compared to $1,913,000 at December 31, 2005. In 2006, the provision for loan losses was $564,000 compared to $587,000 in 2005. In 2005, $113,000 of additional provision was expensed in anticipation of deceased and bankrupt customers in the credit card portfolio after Katrina. Net charge-offs were $676,000 in 2006 compared to $474,000 in 2005. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.


TABLE 4 Allowance for Loan Losses



                                                    December 31,
                                                2006          2005
                                              (Dollars in Thousands)


Balance at beginning of period                $1,913           $1,800
Charge-Offs:
 Commercial                                       22                3
 Real estate                                      58                0
 Installment                                     150               21
 Credit Cards                                    704              677
Total Charge-offs                                934              701
Recoveries:
 Commercial                                       20                4
 Real estate                                       0                0
 Installment                                      24               36
 Credit Cards                                    213              187
Total Recoveries                                 257              227
Net charge-offs                                  677              474
Provision for loan losses                        564              587

Balance at end of period                      $1,800           $1,913
Ratio of net charge-offs during period
to average loans outstanding                    1.17%            0.78%
Allowance for possible loan losses as a
 percentage of loans                            3.04%            3.23%



Non-interest Income
	An important source of the Company's revenue is derived from non-interest income.
	For the year 2006 non-interest income decreased $51,000, due mainly to a decrease in deposit related fees of $196,000 of which $139,000 was due to the reduction of fees collected on overdrawn accounts. Other Real Estate income decreased $245,000 due primarily to the gain on the sale of an ORE property of $235,000 in 2005 as compared to a gain of $1,000 in 2006. Other income decreased $173,000 in 2006 due mainly to the Bank receiving $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed in February 2005. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. Income tax expense increased $795,000 compared to the same period last year from $143,000 in 2005 to $938,000 in 2006 due to the increase in income to $3,067,000 in 2006 as compared to income of $612,000 in 2005 before taxes.
       For the year 2005 non-interest income decreased $131,000, due mainly to a decrease in deposit related fees of $316,000 of which $225,000 was due to the Bank waiving all fees for the two months following Hurricane Katrina. This was offset by an increase of $147,000 from the sale of an ORE property for a gain of $235,000 as compared to a gain of $88,000 in 2004. In addition, the Bank also recognized $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed in February 2005.
Income tax expense increased $180,000 compared to the same period last year from a tax benefit of $37,000 in 2004 to a tax expense of $143,000 in 2005 due to pretax income of $612,000 in 2005 from a pretax loss of $75,000 in 2004.
       The following table sets forth the major components of non-interest income for the last two years.


TABLE 5 Non-interest Income



                                                                 $ Change
                                                December 31,    From Prior
                                             2006         2005       Year
                                              (Dollars in Thousands)

Service Charges                               337          394        (57)
NSF Charges                                   270          409       (139)
Gain on Sale of Securities                      0            0          0
Cardholder & Other Cr Card Inc                608          641        (33)
Other Comm. & Fees                             60           53          7
ORE Income                                      0           11        (11)
Gain on Sale of ORE	                        1          235       (234)
Gain on Insurance Settlement	                600            0        600
Other Income                                   65          249       (184)

   Total Non-interest Income               $1,941       $1,992       ($51)

Non-interest Expense
	The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
       The most significant factor for 2006 is a decrease of $1,143,000 in non-interest expenses. Salaries and employee benefits decreased $499,000. This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank's core processing, thereby reducing staff, and also staff not returning after Hurricane Katrina.  Occupancy expense decreased
$324,000 and rental expense was reduced by $207,000 in 2006 post Katrina due to
2 branch offices that were not able to reopen and one branch office wherein
only the drive-in facility was operating.   Depreciation expense increased
$58,000 due to the purchase of equipment necessary to facilitate outsourcing the Bank's core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane Katrina. Disaster recovery services decreased $136,000 from an expense of $77,000 in 2005 to a recovery of $59,000 from insurance proceeds. Estimated loss (recovery) contingency decreased $432,000 due to the insurance recovery of damages sustained during Hurricane Katrina of $202,000 in 2006 from an expense of $230,000 in 2005.
ORE expenses increased $228,000 due mainly to $265,000 write-down of one ORE property in 2006.
       For the year 2005 non-interest expense decreased $1,045,000. This decrease was attributable to the Bank outsourcing its credit card operations in the third quarter of 2004. This allowed the Bank to reduce staff and decrease salaries & benefits by $855,000. In addition, by reducing staff, the Bank was able to decrease the square footage it leased at the operations center, and realize a savings of $180,000 in rentals and occupancy expense. Rentals in this category were also reduced by purchasing the Tammany building.
	It is important to note that the $1,045,000 decrease in non-interest expense for the year 2005 includes additional expenses and contingency accruals of $275,000 incurred because of damages sustained during Hurricane Katrina. Management does not anticipate any future material expenses due to Katrina that will not be covered by insurance proceeds.
	The following table sets forth the major components of non-interest expense for the last two years:

TABLE 6 Non-interest Expenses
                                                               $ Change
                                             December 31,	  From Prior
                                            2006        2005         Year
                                           (Dollars in Thousands)

Salaries & Benefits                        2,689        3,188         (499)
Occupancy Expense                          1,080        1,404         (324)
Advertising Expense                            5            4            1
Communications                               171          161           10
Postage	                                  66           77          (11)
Outsourcing Fees                           1,406        1,404            2
Loan & Credit Card Expense                   132          152          (20)
Professional Fees                            173          155           18
Legal Fees                                   119          131          (12)
Insurance & Assessments                       83          102          (19)
Stationery, Forms & Supply                   143          169          (26)
Promotional Expenses                          68           80          (12)
ORE Expenses                                 389          161          228
Misc. Losses                                   5          360         (355)
Estimated Loss (Recovery) Contingency       (202)           0         (202)
Other Operating Expense	                     407          329           78
   Total Non-interest Expense	            $6,734       $7,877      ($1,143)
 Provision for Income Taxes

	Income tax expense for 2006 was $938,000 compared to $143,000 in 2005, and a income tax benefit of $37,000 in 2004. The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks. The Company's effective tax rate approximated statutory rates.


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


Liquidity
       The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. These are sources of liquidity that the Bank has not fully utilized. The Bank, nevertheless, has maintained adequate liquidity through the sale of federal funds. Traditionally, liquidity sources for the Bank are generated from operating activities and financing activities.
	Net cash from operating activities primarily results from net income adjusted for the following non-cash items: the provision for loan losses; depreciation and amortization; fair value adjustments on foreclosed property; and deferred income taxes or benefits. The Bank's liquidity has increased due to the influx of insurance proceeds and FEMA funds deposited by its customers post Katrina.

	Significant financing activities generally include core deposits, securities sold under agreements to repurchase, and long-term debt. The Bank anticipates capital needs will be met from the growth in retained earnings.
	Financing activity cash flows from deposits, which decreased 18.96% to $93,531,000 in 2006 from $115,415,000 in 2005, or $21,884,000, was the primary reason for the decrease in liquidity. As customers utilize their insurance proceeds for purchasing new homes or making repairs for the damages caused by Katrina, they are withdrawing the funds in their accounts. Management anticipated this fact and therefore has invested the funds in readily available Federal Funds Sold to correspondent banks. The Bank had unused sources of liquidity in the form of unused federal funds lines of $2,700,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank's principal amount of unpledged investment securities. The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints. Management believes that its core deposit strength minimizes the risk of deposit runoff.


Loans
	The loan portfolio is the largest category of the Bank's earning assets. The following table summarizes the composition of the loan portfolio for the last two years:


TABLE 7 Loans Net by Category


                                                      December 31,
                                                  2006           2005
                                                (Dollars in Thousands)


Commercial, financial, &                          3,491          3,643
agricultural
Real estate-mortgage                             42,557         39,887
Personal Loans                                    2,215          2,669
Credit cards                                      9,995         12,457
Overdrafts                                          877            526

  Loans                                          59,135         59,182


Less:
Allowance for possible loan losses                1,800          1,913
 Loans, net                                     $57,335        $57,269



       At December 31, 2006 total loans outstanding were $57,335,000 and $57,269,000 at December 31, 2005. Average total loans during 2006 decreased $3,111,000 or 5.11%, to $57,718,000 from $60,829,000 at December 31, 2005.
       The Bank experienced an increase of $2,670,000 in real estate loans from $39,887,000 in 2005 to $42,557,000 in 2006, which was offset by a decrease in credit card loans of $2,462,000, a decrease in personal loans of $454,000, and a decrease in commercial loans of $152,000.
       In 2005 the Bank experienced a decrease of $3,656,000 in real estate loans from $43,543,000 in 2004 to $39,887,000 in 2005, a decrease in credit card loans of $1,747,000, a decrease in personal loans of $908,000, and a decrease in commercial loans of $49,000. The Bank lost several seasoned lenders during the first quarter of 2005. Loan sales were down until the sales force was replaced. In addition, Management has noted strong housing appreciation in undamaged housing in the Gulf Coast areas which were impacted by the 2005 hurricanes. When a significant portion of the housing stock has been destroyed, the law of supply and demand dictates that the remaining houses will dramatically increase in value. We feel the gains don't accurately reflect normal market conditions as the market will likely experience significant, unpredictable shifts during the next two years. Therefore, Management has been extremely conservative when considering appraisal values as collateral on real estate.

       The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2006:


TABLE 8 Loan Maturity and Interest Rate Sensitivity



                                             December 31, 2006
                                               Maturing
                                     Within    One To    Over
                                    One Year   5 Years  5 Years    Total
                                          (Dollars in Thousands)
Loan Maturity by Type
Commercial, financial and
 Agricultural                          3,180     290       18       3,488
Real estate construction, land
 and land development                 34,686   7,343      528      42,557
All other loans                        2,520  10,435      135      13,090
       Total                         $40,386 $18,068     $681     $59,135


Rate Sensitivity of Loans
Loans:
 Fixed rate loans	                   36,652   16,806     221      53,679
 Variable rate loans                  3,666    1,262     460       5,388
 Non-Accrual Loans                       68        0       0          68
       Total                        $40,386  $18,068    $681     $59,135



	As of December 31, 2006 and 2005, the Bank's recorded investment in loans that are considered impaired under SFAS 114 totaled $68,000 and $1,271,000, respectively.


Non-performing Assets
       Non-performing assets consist of non-accrual and restructured loans and other real estate owned. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. Other real estate owned is real property acquired by foreclosure or deed taken in lieu of foreclosure.
	Non-performing assets at December 31, 2006 were $1,233,000 and $1,929,000 at December 31, 2005. During 2006, non-accrual loans decreased by $1,203,000 and other real estate owned increased $507,000. At December 31, 2006, and 2005, there were no restructured loans.
	Since December 31, 2005, the ratio of past due loans to total loans has decreased from 3.03% to 2.52% at December 31, 2006. During that time, the Bank decreased its ratio of non-performing assets to loans and other real estate owned from a high of 3.22% at December 31, 2005, to a low of 2.04% at December 31, 2006. The allowance for possible loan losses as a percent of period-end loans decreased to 3.04% at December 31, 2006, compared to 3.23% at December

31, 2005. Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2006, the gross amount of interest income that would have been recorded on non-accrual and restructured loans at December 31, 2006, if all such loans had been accruing interest at the original contract rate, was $1,000.


TABLE 9 Non-performing Assets

                                            December 31,
                                         2006          2005
                                     (Dollars in Thousands)

Non-accrual Loans                          68         1,271
Restructured Loans                          0             0
Other Real Estate Owned                 1,165           658
  Total Non-performing Assets	         $1,233        $1,929
Loans past due 90 days or more          1,491         1,793
Ratio of past due loans to loans         2.52%         3.03%
Ratio of non-performing assets to loans
 and other real estate owned             2.04%         3.22%



	Management is aware of and working with customers who experienced damage due to the hurricanes.


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

Table 10 Allocation of Allowance for Possible Loan Losses

                             December 31, 2006            December 31, 2005
                            Allowance        % *           Allowance      % *
                                       (Dollars in Thousands)
Non-accrual loans	                 34    0.11%                  -         -
Substandard/Impaired/Doubtful     627   11.93%                  -         -
Commercial, financial
and agricultural                  370   62.58%                634     69.91%
Consumer Installment               50    6.99%                 52      8.85%
Credit Cards                      716   16.90%              1,227     21.24%
Overdrafts                          3    1.48%                  -         -
     Total	                    1,800                       1,913

* Percentage of respective loan type to total loans.



Investment Securities
	The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank's Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $14,536,000 at December 31, 2006, and $19,618,000 at December 31, 2005. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. Although credit risks are minimal, interest rates and their respective interest income is subject to risk due to fluctuating interest rates. The average maturity of the securities portfolio was one year or more at December 31, 2006. At year-end 2006, $536,000 of the Company's investment securities were classified as available-for-sale, compared to $618,000 at December 31, 2005. The gross unrealized holding gains on these securities at December 31, 2006 were $218,000 and $301,000 at December 31, 2005.
	There were no investments and no obligations of any one state or municipality at December 31, 2006, or 2005.
	At December 31, 2006, and 2005 the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.
	The following table sets forth the carrying and approximate market values of investment securities for the last two years:



TABLE 11 Investment Securities



                                               December 31,
                                        2006                 2005
                                Amortized      Fair  Amortized     Fair
                                   Cost       Value    Cost        Value
                                           (Dollars in Thousands)

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         14,000     13,815    19,000     18,591
Other investments                     318        536       318        618
    Total	                      $14,318    $14,351   $19,318    $19,209

TABLE 12 Securities Maturities and Yields


                       December 31, 2006
                                    Amortized           Fair         Average
                                      Cost              Value        Yield (2)
               (Dollars in Thousands)

Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                      -               -
Due 1-5 years                              -               -
    Total                                  -               -               -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                   6,000           5,924           3.26%
Due 1-5 years                           8,000           7,891           3.56%
    Total                             $14,000         $13,815           3.43%
(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.


       Below is a table of equity securities that are included in Investment Securities at December 31, 2006 (dollars in thousands):




TABLE 13 Other Securities




Mississippi River Bank                  409
Liberty Financial Services, Inc.         81
Business Resource Capital                20
MasterCard International                 26
 Total Other Securities                $536


Deposits
	Total deposits at December 31, 2006 were $93,531,000 which represented a decrease of $21,884,000 or 18.96% from $115,415,000 at December 31, 2005.
During 2006, interest bearing deposits decreased by $8,227,000. Core deposits, the Bank's largest source of funding, consists of all interest bearing and non-interest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average core deposits increased $21,993,000 or 25.35% to $86,747,000 in 2006. Market rate core deposits, primarily CD's of less than $100,000 and money market accounts, decreased $60,000 in 2006.
	Non-interest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average non-interest bearing demand deposits represented 50.36% of average core deposits in 2006 compared to 45.25% in 2005.
	The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 14 Selected Statistical Information



                                              December 31,
                                        2006                2005
                                      Average             Average
                                       Amount   Rate       Amount    Rate
                                     (Dollars in Thousands)

Non-interest-bearing Deposits         $54,941    N/A      $39,458     N/A
Interest-bearing Demand Deposits       18,313   0.86%      14,866    0.56%
Savings Deposits                       30,273   0.58%      26,712    0.50%
Time Deposits                           5,576   2.50%       6,154    1.66%
   Total Average Deposits            $109,103             $87,190



TABLE 15 Deposit Composition


                                                  December 31,
                                           2006                 2005
                                           (Dollars in Thousands)

                                    Average     % Of     Average      % Of
                                   Balances   Deposits   Balances   Deposits
Demand, non-interest-bearing         54,941    50.36%      39,458    45.25%
NOW accounts                         14,513    13.30%      11,624    13.33%
Money market deposit accounts	        3,800     3.48%       3,242     3.72%
Savings accounts	                   30,273    27.75%      26,712    30.64%
Other time deposits                   5,213     4.78%       5,711     6.55%
Total core deposits                 108,740    99.67%      86,747    99.49%
Certificates of deposit of
   $100,000 or more                     363     0.33%         443     0.51%
Total deposits                     $109,103   100.00%     $87,190   100.00%


       The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:


TABLE 16 Maturity Distribution of Time Deposits $100,000 or More


                                           December 31,
                                          2006       2005
                                      (Dollars in Thousands)

Three months or less                       200        300
After three months through one year        305        109

    Total                                 $505       $409

Other Assets and Other Liabilities
	The following are summaries of other assets and other liabilities for the last two years:


TABLE 17 Other Assets & Other Liabilities

                                          December 31,
                                       2006           2005
                                  (Dollars in Thousands)

Interest Receivable                      416           468
Prepaid Expenses                         281           194
Accounts Receivable                      129           106
Cash Surrender Value                     267           273
Other Assets                               4             0
   Total Other Assets                 $1,097        $1,041




                                          December 31,
                                       2006          2005
                                    (Dollars in Thousands)

Accrued Expenses Payable                 284          470
Deferred Membership Fees                  21           25
Blanket Bond Fund                         50           49
Other Liabilities                        206          107
   Total Other Liabilities              $561         $651




Borrowings
	The Company's long-term debt is comprised primarily of debentures which will be due July 5, 2009. Each $500 debenture is secured by a pledge of 51.07 shares of the Bank's stock.
       The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $2,700,000 with a correspondent bank. The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.


Shareholders' Equity
	Shareholders' equity at December 31, 2006, was $9,123,000, an increase of $2,058,000 or 29.13% from $7,065,000 at December 31, 2005, and amounted to
8.67% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $2,113,000 or 31.38% to $8,846,000 at December 31, 2006, from
$6,733,000 at December 31, 2005.
       During 2006, the increase in shareholder's equity was primarily attributable to net income of $2,130,000, a decrease in Preferred Stock of $28,000, an increase in capital in excess of par-retired Preferred Stock of $12,000. In addition, there was a decrease in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $55,000.
       Shareholders' equity at December 31, 2005, was $7,065,000, an increase of $508,000 or 7.75% from $6,557,000 at December 31, 2004, and amounted to

5.61% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $452,000 or 7.20% to $6,733,000 at December 31, 2005, from
$6,281,000 at December 31, 2004.
       During 2005, the increase in shareholder's equity was primarily attributable to $468,000 in net income, a decrease in Preferred Stock of $41,000, an increase in capital in excess of par-retired Preferred Stock of $24,000. In addition, there was an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $55,000.
	No dividends were paid on shares of Company Common Stock in 2005 or 2004. The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company's internal capital growth rate (net income less dividends declared as a percentage of average shareholders' equity) was 25.62% compared to 6.68% in 2005. The ratio of average shareholders' equity to average assets was 6.87% and 7.18% in 2005 and 2005, respectively.
	At December 31, 2006, the Company's primary capital ratio as defined by the FRB was 9.82%, compared to 8.95% in 2005. The total capital ratio was 9.82% at December 31, 2006, and 8.95% in 2005, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.
	The Bank's leverage ratio (Tier 1 capital to total assets) at December 31, 2006, was 9.27% compared to 8.11% at December 31, 2005, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.
	The Company's ratios are in excess of the FRB's requirements, as indicated in the Capital Adequacy schedule below:

Table 18 Capital Adequacy


                                      December 31,
                                   2006               2005
                            Amount    Percent   Amount    Percent
                                  (Dollars in Thousands)

Tier I capital
  Actual                     9,123     15.06%    7,064     10.46%
  Minimum                    2,425      4.00%    2,702      4.00%
  Excess                     6,698     11.06%    4,362      6.46%
Total risk-based capital
  Actual                     9,893     16.33%    7,921     11.73%
  Minimum                    4,845      8.00%    5,400      8.00%
  Excess                     5,048      8.33%    2,521      3.73%
Tier I capital leverage ratio
  Actual                     9,123      7.54%    7,064      6.44%
  Minimum                    4,845      4.00%    4,390      4.00%
  Excess                     4,278      3.54%    2,674      2.44%




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

	A copy of the Bank's code of ethics may be obtained by writing to:

			Bank of Louisiana
			Accounting Department
			300 St. Charles Avenue
			New Orleans, LA 70130-3104


Community Reinvestment Act (CRA)
       In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and populations.

       The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community. The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank has received a "satisfactory" rating from the FDIC.


Indemnification of Directors and Officers
	The Board of Directors of the Bank of Louisiana, on June 8, 1988, adopted a resolution to amend the Articles of Incorporation of the Bank by adding a new
Article VII as follows:

	No director or officer of the corporation shall be personally liable to the corporation or its shareholder for monetary damages for breach of fiduciary duty as a director or officer, except for liability (i) for breach of the director's or officer's duty of loyalty to the corporation or its shareholders,
(ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any unlawful dividend or any other unlawful distribution, payment or return of assets made to shareholders, or (iv) for any transaction from which the director or officer derived an improper personal benefit.


Sarbanes-Oxley Act of 2002
	The following is a brief summary of some of the provision of the Sarbanes-Oxley Act of 2002 ("SOX") that affect the Company and the Bank. It is not intended as an exhaustive description of SOX or its impact on us.
	SOX instituted or increased various requirements for corporate governance, board of director and audit committee composition and membership, board duties, auditing standards, external audit firm standards, additional disclosure requirements, including CEO and CFO certification of financial statements and related controls, and other new requirements.
	Board of directors are now required to have a majority of independent directors, and audit committees are required to be wholly independent, with greater financial expertise. Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors' fees. Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation, and limitations over non-audit services. Penalties for non-compliance with existng and new requirements were established or increased.
	In addition, Section 404 of SOX currently requires that by the end of 2006, our management perform a detailed assessment of internal controls and report thereon as follows:

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


Financial Modernization Act
	The Gramm-Leach-Bliley Act, ("GLB") of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities. This act repeals the provision of the Glass Steagall Act, thus permitting affiliations of banks with securities firms and registered investment companies. The act authorizes financial holding companies, which permits banks to be owned by or to own securities firms, insurance companies, and merchant banking companies. The act gives the FRB authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.
	In addition, the GLB Act also provided significant new protections for the privacy of customer information that are applicable to the Company.
Accordingly, we must (1) adopt and disclose a privacy policy; (2) give customers the right to prevent us from making disclosure of non-public financial information, subject to specified exceptions; and (3) follow regulatory standards to protect the security and confidentiality of customer information.


Item 7 Financial Statements

Laport, Sehrt, Romig & Hand
Certified Public Accountants


To the Board of Directors
BOL Bancshares, Inc. & Subsidiary
Report of Independent Registered Public Accounting Firm
	We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. (the Company) and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2006 and 2005, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2006, 2005and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ LaPorte, Sehrt, Romig and Hand
A Professional Accounting Corporation


Metairie, LA
March 6, 2007


110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958 504-835-5522 Fax 504-835-5535
5100 Village Walk, Suite 202, Covington, La 70433-4012  985-892-5850  Fax 985-
892-5956
WWW. LAPORTE.COM
RSM McGladrey Network
An Independently Owned Member

                      BOL BANCSHARES, INC. & SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                       December 31,
                                                   2006          2005

Cash and Cash Equivalents
	Non-Interest Bearing Balances and Cash    $4,814,778    $9,166,922
	Federal Funds Sold                        23,750,000    35,865,000

		Total Cash and Cash Equivalents     28,564,778     45,031,922

Investment Securities
	Securities Held-to-Maturity (Fair Value of
        $13,814,690 in 2006 and $18,590,631 in 2005)
	                                          14,000,000     19,000,000
	Securities Available-for-Sale, at Fair Value 535,517        618,456
Loans - Less Allowance for Loan Losses of $1,800,000 in
	2006 and $1,912,908 in 2005               57,334,547      57,268,913
Property, Equipment and Leasehold Improvements (Net
	of Depreciation and Amortization)          2,285,414       2,230,854
Other Real Estate                                1,165,240         657,895
Other Assets					       1,097,474       1,040,819
Deferred Taxes                                      88,532          35,748
Letters of Credit                                   99,420          69,420



				Total Assets          $105,170,922    $125,954,027



The accompanying notes are an integral part of these financial statements.

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      December 31,
                                                    2006            2005

LIABILITIES
	Deposits
		Non-Interest Bearing              $47,447,486      $61,104,761
		Interest Bearing                   46,083,880       54,310,528
	Notes Payable                             1,544,201        2,145,407
	Other Liabilities                           561,154          651,050
	Letters of Credit Outstanding                99,420           69,420
	Accrued Interest                            311,459          608,168

				Total Liabilities      96,047,600      118,889,334

STOCKHOLDERS' EQUITY
	Preferred Stock - Par Value $1
		2,089,334 Shares Issued and Outstanding in 2006
 		2,117,244 Shares Issued and Outstanding in 2005
	                               2,089,334       2,117,244
	Common Stock - Par Value $1
		179,145 Shares Issued and
		Outstanding in 2006 and 2005           179,145         179,145
	Accumulated Other Comprehensive Income       276,959         331,699
	Capital in Excess of Par - Retired Stock     137,901         126,228
	Retained Earnings                          6,439,983       4,310,377

	       Total Stockholders' Equity          9,123,322       7,064,693

Total Liabilities and Stockholders' Equity    $105,170,922    $125,954,027

                        BOL BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                          For the Years Ended
                                               December 31,
	                                2006              2005             2004

INTEREST INCOME                   $9,036,957        $7,569,237      $7,721,357

INTEREST EXPENSE                     612,641           485,006         374,110

		Net Interest Income    8,424,316         7,084,231       7,347,247

PROVISION FOR LOAN LOSSES            563,587           586,871         623,869

    Net Interest Income After
      Provision for Loan Losses    7,860,729         6,497,360       6,723,378

OTHER INCOME
 Service Charges on Deposit Accounts 607,063           803,319       1,136,097
	Gain on Insurance Settlement   600,000                 -               -
	Other Non-Interest Income      733,917         1,188,611         987,145

		Total Other Income     1,940,980         1,991,930       2,123,242

OTHER EXPENSES
  Salaries and Employee Benefits   2,688,824         3,188,009       4,042,975
	Occupancy Expense            1,080,441         1,403,933       1,584,409
	Estimated Loss (Recovery) Contingency
                                    (202,442)          230,000         292,534
	Other Non-Interest Expense   3,167,473         3,055,426       3,002,136

		Total Other Expenses   6,734,296         7,877,368       8,922,054

INCOME (LOSS) BEFORE INCOME        3,067,413           611,922        (75,434)
	TAX EXPENSE (BENEFIT)

INCOME TAX EXPENSE (BENEFIT)         937,807           143,433        (36,932)

NET INCOME (LOSS)                 $2,129,606          $468,489       $(38,502)

EARNINGS (LOSS) PER SHARE OF
	COMMON STOCK                    $11.89             $2.62         $(0.21)


The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                   For the Years Ended
                                                      December 31,
                                       2006              2005             2004

NET INCOME (LOSS)                 $2,129,606          $468,489         $(38,502)

OTHER COMPREHENSIVE INCOME,
	NET OF TAX:
Unrealized Holding (Losses) Gains on
Investment Securities Available-for-
Sale, Arising During the Period
                                     (54,740)           55,440           8,421

OTHER COMPREHENSIVE (LOSS) INCOME    (54,740)           55,440           8,421

COMPREHENSIVE INCOME (LOSS)        $2,074,866         $523,929        $(30,081)


The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                    Accumulated	Capital In
						Other		Excess of
                Preferred   Common Comprehensive  Par      Retained
                  Stock     Stock     Income Retired Stock Earnings      Total

BALANCE - December 31,
  2003         $2,187,899  $179,145  $267,838  $83,835  $3,880,390  $6,599,107

Preferred Stock Retired
                 (30,046)         -         -   18,028           -    (12,018)

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes           -          -     8,421        -           -      8,421

Net Loss for the Year 2004 -      -                  -     (38,502)   (38,502)

BALANCE - December 31,
  2004         2,157,853    179,145     276,259 101,863  3,841,888  6,557,008

Preferred Stock Retired
                (40,609)          -           -  24,365          -    (16,244)

Other Comprehensive Income,
Net of Applicable Deferred
Income Taxes          -           -      55,440       -          -     55,440

Net Income for the Year 2005-     -           -       -    468,489    468,489

BALANCE - December 31,
  2005        2,117,244     179,145     331,699 126,228  4,310,377  7,064,693

Preferred Stock Retired
               (27,910)           -           -  11,673          -    (16,237)

Other Comprehensive Loss,
Net of Applicable Deferred
Income Taxes       -            -     (54,740)      -           -    (54,740)

Net Income for the Year 2006-    -           -       -   2,129,606  2,129,606

BALANCE - December 31,
  2006     $2,089,334     $179,145    $276,959 $137,901 $6,439,983 $9,123,322


The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     For the Years Ended
	                                                    December 31,
                                                  2006        2005        2004

OPERATING ACTIVITIES
Net Income (Loss)                          $2,129,606     $468,489   $(38,502)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by Operating Activities:
	Provision for Loan Losses               563,587      586,871    623,869
      Write Down of Other Real Estate         265,000            -          -
       Depreciation and Amortization Expense  296,109      237,975    211,667
       Amortization of Investment Security Premiums -            -     22,678
       (Increase) Decrease in Deferred Income Taxes
                                             (24,584)       37,580     23,128
(Gain) Loss on Sale or Disposal of Property
and Equipment                                (99,451)        6,471          -
      Gain on Sale of Other Real Estate         (683)     (235,000)   (97,677)
      (Increase) Decrease in Other Assets    (56,655)      (77,369)   387,489
(Decrease) Increase in Other Liabilities and
  Accrued Interest Payable                  (386,609)      319,067   (135,367)

Net Cash Provided by Operating Activities  2,686,320     1,344,084    997,285

INVESTING ACTIVITIES
	Proceeds from Held-to-Maturity Investment Securities
	  Released at Maturity               5,000,000            -   8,000,000
	Purchases of Held-to-Maturity Investment Securities
                                                   -            -  (8,022,678)
      Proceeds from Sale or Disposal of Property
       and Equipment                          152,400       1,251       7,885
      Purchases of Property and Equipment    (403,618)   (325,267)   (755,941)
      Proceeds from Sale of Other Real Estate 380,000     585,000     305,000
      Purchases of Loans                     (109,624)   (242,899)    (80,384)
      Net (Increase) Decrease in Loans     (1,671,256)  5,402,230  (3,766,293)

Net Cash Provided by
(Used in) Investing Activities              3,347,902   5,420,315  (4,312,411)

The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

                                                     For the Years Ended
                                                         December 31,

                                            2006           2005         2004

FINANCING ACTIVITIES
Net (Decrease) Increase in Non-Interest Bearing
and Interest Bearing Deposits          (21,883,923)   32,325,835   (5,774,946)
Federal Funds (Repaid) Purchased                 -      (350,000)     350,000
Preferred Stock Retired                    (16,237)      (16,244)     (12,018)
Proceeds from Issuance of Long-Term Debt 1,400,000             -            -
Principal Payments on Long-Term Debt    (2,001,206)      (42,510)     (11,462)

Net Cash (Used in)
Provided by Financing Activities       (22,501,366)   31,917,081   (5,448,426)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                     (16,467,144)   38,681,480   (8,763,552)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                     45,031,922     6,350,442   15,113,994

CASH AND CASH EQUIVALENTS -
  END OF YEAR                          $28,564,778   $45,031,922   $6,350,442


SUPPLEMENTAL DISCLOSURES:
Additions to Other Real Estate Through Foreclosure
                                         $1,151,659     $278,578     $729,317

Cash Paid During the Year for Interest     $909,350     $459,950     $342,499

Cash Paid During the Year for Income Taxes $952,000      $55,777      $84,513

Market Value Adjustment for Unrealized Gain
on Securities Available-for-Sale           $(82,939)     $84,000      $12,759

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	BUSINESS OF THE COMPANY
		BOL BANCSHARES, INC. (the Company) was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act. The Company was inactive until April 29, 1988, when it acquired Bank of Louisiana, BOS Bancshares, Inc.
and its wholly-owned subsidiary, Bank of the South, and Fidelity Bank and Trust
Company of Slidell, Inc., and its wholly-owned subsidiary, Fidelity Land Co. in a business reorganization of entities under common control in a manner similar to a pooling of interest.  The acquired companies are engaged in the banking industry.
	PRINCIPLES OF CONSOLIDATION
		The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana (the
Bank) and its wholly-owned subsidiary, BOL Assets, LLC.  In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.
	INVESTMENT SECURITIES
		Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.  Other marketable securities are classified as available-for-sale and are carried at fair value.  Realized gains and losses on securities are included in net income.  Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity.  Cost of securities sold is recognized using the specific identification method.
	LOANS AND UNEARNED INCOME
		Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses.  Unearned discounts on loans are recognized as income over the term of the loans on the interest method.  Interest on other loans is calculated and credited to operations on a simple interest basis.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  Loan origination fees and certain direct origination costs, when material, are capitalized and recognized as an adjustment of the yield on the related loan.
	ALLOWANCE FOR LOAN LOSSES
		The allowance for loan losses is established through a provision for loan losses charged to expenses.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

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

	CASH AND DUE FROM BANKS
		The Bank considers all amounts Due from Banks and Federal Funds Sold, to be cash equivalents.

		The Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $3,588,500 and $1,176,654 for the years ended December 31, 2006 and 2005, respectively.

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

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	NEW ACCOUNTING STANDARDS
       In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securities financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

       In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain prescribed situations. In addition, this Statement requires that all separately recognized servicing assets and servicing liabilities be measured at fair value, if practicable. The FASB recommends that entities should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	NEW ACCOUNTING STANDARDS (Continued)
       In September 2006, the FASB issued SFAS No. 158, Postretirement Plans. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.
This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

       In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

       In June 2006, the FASB issued Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B
	OTHER REAL ESTATE
		The Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the allowance for loan losses in the year of foreclosure.

		The net (expense) income from Other Real Estate totaled $(387,931) in 2006, $85,754 in 2005, and $80,403 in 2004, respectively. During the year ended December 31, 2006, the bank wrote down Other Real Estate to appraised value, less cost to sell. As such, $265,000 was charged to operations. In addition, during the year ended December 31, 2006, the Bank received insurance proceeds, for damages incurred on Other Real Estate, in excess of repairs made, resulting in a $600,000 gain included in Other Income on the Statement of Income.


NOTE C
LOANS
	Major classification of loans is as follows:
                                                     December 31,
                                                  2006           2005

	Real Estate Mortgages:
		Residential 1-4 Family            $  8,910,361    $11,311,343
		Commercial                          22,813,013     19,532,186
		Construction                         7,349,548      5,953,928
		Second Mortgages                     1,692,099      1,556,692
		Other                                1,792,055      1,532,836
                                                42,557,076     39,886,985

	Commercial                                 3,491,341      3,643,113
	Personal                                   2,214,607      2,668,127
	Credit Cards                               9,994,816     12,457,379
	Overdrafts                                   876,707        526,217
                                               59,134,547      59,181,821
		Allowance for Loan Losses           1,800,000       1,912,908

                                              $57,334,547     $57,268,913

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C
	LOANS (Continued)
		The following is a classification of loans by rate and maturity:
(Dollar amounts in
thousands)
                                                    December 31,
                                                  2006             2005
	Fixed Rate Loans:
		Maturing in 3 Months or Less         $15,579         $10,113
		Maturing Between 3 and 12 Months      21,142          22,646
		Maturing Between 1 and 5 Years        16,772          20,315
		Maturing After 5 Years                   681             196
                                                  54,174          53,270
	Variable Rate Loans:
		Maturing Quarterly or More Frequently  4,893           4,641
		Maturing Between 3 and 12 Months           -               -
		Non-Accrual Loans                         68           1,271
                                                  59,135          59,182
	Less:  Allowance for Loan Losses             1,800           1,913

             Net Loans                           $57,335         $57,269


	As of December 31, 2006 and 2005, the Bank's recorded investment in loans that are considered impaired under SFAS No. 114 totaled $67,826 and $1,271,242, respectively. Specific allowances pertaining to impaired loans totaled $33,911 and $190,686 at December 31, 2006 and 2005, respectively.

	The Bank purchases credit card portfolios occasionally, resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2006 and 2005, totaled $-0- and $13,428, respectively.


NOTE D
	NON-PERFORMING ASSETS
		Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate," and amount to $1,165,240 at December 31, 2006, and $657,895 at December 31, 2005.

		Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D
	NON-PERFORMING ASSETS (Continued)
       At December 31, 2006, $67,826 of loans was in the non-accrual status and $1,460 of interest was foregone in the year then ended. At December 31, 2005, $1,271,242 of loans was in non-accrual status and $30,984 of interest was foregone in the year then ended. Interest income recognized on non-accrual loans totaled $-0-, $-0- and $764 during the years ended December 31, 2006, 2005 and 2004, respectively.


NOTE E
	INVESTMENT SECURITIES
	Carrying amounts and approximate market values of investment securities are summarized as follows:

	Securities held-to-maturity consisted of the following at December
31, 2006:

                                            Gross      Gross
                              Amortized  Unrealized  Unrealized       Fair
                                Cost        Gains     Losses          Value

U.S. Agency Securities      $14,000,000   $      -    $185,310    $13,814,690


	Securities available-for-sale consisted of the following at December
31, 2006:

                                             Gross      Gross
                              Amortized   Unrealized  Unrealized       Fair
                                Cost        Gains     Losses           Value

Equity Securities           $   317,681   $  217,836  $      -     $   535,517


	Securities held-to-maturity consisted of the following at December
31, 2005:

                                             Gross      Gross
                              Amortized   Unrealized  Unrealized       Fair
                                Cost         Gains      Losses         Value

U.S. Agency Securities      $19,000,000   $       -    $409,369    $18,590,631

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E
	INVESTMENT SECURITIES (Continued)
	Securities available-for-sale consisted of the following at December
31, 2005:

                                             Gross      Gross
                              Amortized   Unrealized  Unrealized       Fair
                                Cost         Gains      Losses         Value

Equity Securities           $   317,681   $  300,775   $    -       $618,456


	The maturities of investment securities at December 31, 2006, are as follows:

                     Securities Held-to-Maturity Securities Available-for-Sale
                        Amortized        Market	    Amortized         Market
                           Cost          Value         Cost            Value
Amounts Maturing in:
	One Year or Less  $6,000,000     $5,924,070   $ 317,681       $535,517
	After One Year
        Through Five
         Years           8,000,000      7,890,620           -              -

                       $14,000,000     $13,814,690  $ 317,681       $535,517


		Securities of $600,000 at December 31, 2006 and 2005, were pledged to secure public funds, $500,000 at December 31, 2006 and 2005, was pledged to secure treasury tax and loan accounts with the Federal Reserve Bank, and $500,000 at December 31, 2006, was pledged to VISA USA.

       The Company's investment in U.S. Agency Securities has been in a continuous unrealized loss position in excess of twelve months as of December 31, 2006 and 2005. The unrealized losses on the Company's investments were caused by interest rate increases. The Company purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F
	INCOME TAXES
		The components of the provision for income tax expense (benefit) are:

                                       2006          2005        2004
	Current                        $962,391      $105,853    $12,573
	Deferred                        (24,584)       37,580    (49,505)

Total Provision for Income Tax       $937,807      $143,433    $(36,932)

		A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                       2006          2005        2004
	Computed Tax Expense (Benefit)
	at the Expected Statutory Rate $1,042,920     $208,053   $(25,648)
		Katrina Tax Credits         (70,569)     (41,439)         -
		Other Adjustments           (34,544)     (23,181)   (11,284)
		Income Tax Expense (Benefit)
			for Operations     $937,807       $143,433    $(36,932)

       Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

       There were net deferred tax assets of $88,532 and $35,748 as of December 31, 2006 and 2005, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                                        2006           2005
	Deferred Tax Assets:
	Other Real Estate                              $227,383       $101,321
	Allowance for Loan Loss                         252,052        262,029
		Total Deferred Tax Assets                 479,435        363,350
	Deferred Tax Liabilities:
	Section 481A Adjustment - Prepaid Expenses      (65,364)       (20,648)
	Unrealized Gain on Securities                  (123,760)      (151,960)
	Accumulated Depreciation                       (201,779)      (154,994)
		Total Deferred Tax Liabilities           (390,903)      (327,602)

	Deferred Tax Assets, Net of Deferred Tax Liabilities
                                                     $ 88,532       $ 35,748

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                          December 31,
                                                        2006          2005
	Furniture and Equipment                       $2,402,250    $2,115,506
	Bank Owned Vehicles                               57,441        57,441
	Leasehold Improvements                           359,466       378,815
	Land                                             578,425       578,425
	Buildings                                      1,723,133     1,723,133
	                                               5,120,715     4,853,320
	Less:  Accumulated Depreciation and Amortization
                                                     2,835,301     2,622,466

                                                   $ 2,285,414    $2,230,854

		Depreciation and amortization expense aggregated $296,109 in 2006, $237,975 in 2005, and $211,667 in 2004.


NOTE H
	ALLOWANCE FOR LOAN LOSSES
		Changes in the allowance for loan losses were as follows:

                                                 For the Years Ended
                                                     December 31,
                                               2006                2005

	Balance - January 1                   $1,912,908          $1,800,000
	Provision Charged to Operations          563,587             586,871
	Loans Charged Off                       (933,105)           (700,926)
	Recoveries                               256,610             226,963

	Balance - December 31                 $1,800,000          $1,912,908


NOTE I
	STOCKHOLDERS' EQUITY

	PREFERRED STOCK
		8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,089,334 shares issued and outstanding in 2006, and 2,117,244 shares issued and outstanding in 2005. Preferred stock ranks prior to common stock as to dividends and liquidation.

	COMMON STOCK
		Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2006 and 2005.

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


NOTE J
	EARNINGS PER COMMON SHARE
	Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2006, 2005 and 2004. There was no provision for dividends for the years ended December 31, 2006, 2005 or 2004.


NOTE K
	CONTINGENT LIABILITIES AND COMMITMENTS
		The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit.
A summary of the Bank's commitments and contingent liabilities are as follows:
                                                   2006            2005

		Credit Card Arrangements          $46,472,000       $42,699,000
		Commitments to Extend Credit        5,755,000         4,573,000

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

		The Bank in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits.  In one such case, the Bank is a defendant in a lawsuit filed by another bank.  Outside counsel for the
Bank has advised that at this stage in the proceedings, he believes the probable outcome to be favorable to Bank of Louisiana. The Bank has filed a counter-claim in this case and believes the suits are without merit and intends to defend vigorously its position.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K
	CONTINGENT LIABILITIES AND COMMITMENTS (Continued)
		The Bank is a defendant in a lawsuit filed by one of its proprietary customers for alleged breach of contract.  In 1997, a judgment was rendered against the Bank.  This case is pending appeal.

	The Bank is appealing a ruling on a case where the Bank was a plaintiff in a suit against its former health insurer for reimbursement of claims paid on behalf of the Bank's employee health plan. A loss of $271,628, related to this case, was charged to operations during 2004.

	The Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. The matter is currently pending and the outcome is presently unknown.

		Several of the Bank's branches sustained damage as a result of Hurricane Katrina. In addition, due to concessions made to customers to facilitate the timely processing of transactions, the Bank has estimated that it has sustained some losses. Based on management's evaluation, $150,000 in building and equipment losses and $80,000 in transaction losses have been accrued for as of December 31, 2005. During 2006, the Bank recognized a recovery from this contingency of $202,442.


NOTE L
	RELATED PARTY TRANSACTIONS
		In the ordinary course of business, the Bank makes loans to its directors, officers and principal holders of equity securities. These loans are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. An analysis of loans made to directors, officers and principal holders of equity securities, including companies in which they have a significant ownership interest, is as follows:

                                        2006             2005
	Balance - January 1             $696,950        $2,078,414
	New Loans Made                   865,680            98,836
	Repayments                    (1,195,315)       (1,480,300)

	Balance - December 31         $  367,315        $  696,950


		The Bank leases office space from Severn South Partnership and Tammany Mall Partnership. The general partners of these Partnerships are majority shareholders in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2006, 2005 and 2004, totaled $381,386, $410,012 and $412,380, respectively.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L
	RELATED PARTY TRANSACTIONS (Continued)
       During 2004, the Bank purchased the building from which it was operating a branch and paying rent to Tammany Mall Partnership. For the year ended December 31, 2004, $49,600 was paid to Tammany Mall Partnership in rent expense before the purchase.

	During the years ended December 31, 2006, 2005, and 2004, legal fees paid to a director totaled $54,216, $63,813 and $103,431, respectively.

       At December 31, 2006 and 2005, amounts due to Directors of the Company, including accrued interest, totaled $353,063 and $338,643, respectively.
These amounts, which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2006 and 2005, $33,500 and $91,500, respectively, were to Directors of the Company (see Note S).


NOTE M
	LEASES
		The Bank leases office space under agreements expiring in various years through December 31, 2016. Two of the leases are with related parties, as discussed in Note L. In addition, the Bank rents office space on a month-to-month basis from non-related groups. Various pieces of data processing equipment are also leased.

		The total minimum rental commitment at December 31, 2006, under the leases is due as follows:

	December 31,
		2007          $76,608
		2008           76,608
		2009           76,608
		2010           76,608
		2011           76,608
		Thereafter    383,040
                         $766,080

	For the years ended December 31, 2006, 2005 and 2004, $428,186, $635,299 and $784,275 was charged to rent expense, respectively.

		The Bank is the lessor of office space under operating leases expiring in various years through 2018.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M
	LEASES (Continued)
		Minimum future rentals to be received on non-cancelable leases as of
December 31, 2006,
are:
		December 31,

		2007       $ 88,458
		2008         38,425
		2009         30,522
		2010         30,522
		2011         30,522
		Thereafter  212,381

                       $430,830


NOTE N
	LETTERS OF CREDIT
		Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Outstanding letters of credit were $99,420 and $69,420 as of December 31, 2006 and 2005, respectively. Of the $99,420 in letters of credit at December 31, 2006, $20,000 was secured by cash, $37,420 was secured by real property, and $42,000 was unsecured. All of the letters of credit are scheduled to mature in 2007.


NOTE O
	INTEREST BEARING DEPOSITS
		Major classifications of interest bearing deposits are as follows:

                                                      December 31,
	                                            2006         2005

	NOW Accounts                            $11,999,572   $14,466,392
	Money Market Accounts                     3,721,879     3,515,538
	Savings Accounts                         25,321,413    30,905,882
	Certificates of Deposit Greater
	  Than $100,000                             504,741       409,357
	Other Certificates of Deposit             4,536,275     5,013,359

                                              $46,083,880   $54,310,528

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE O
	INTEREST BEARING DEPOSITS (Continued)
		The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2006 follows: (Dollar amounts in thousands)

	Three Months or Less                                      $200
	After Three Months Through One Year                        305

                                                               $505


NOTE P
	FUNDS AVAILABLE FOR DIVIDENDS
		The Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Bank's earnings.

		During the year ended December 31, 2006 and 2005, the Bank paid BOL
Bancshares, Inc. dividends totaling $1,001,000 and $214,500, respectively.
Refer to Note X.


NOTE Q
	CONCENTRATIONS OF CREDIT
		All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area.
All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE R
	EMPLOYEE BENEFITS
	Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the years ended December 31, 2006, 2005 or 2004.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S
	NOTES PAYABLE
		The following is a summary of notes payable at December 31, 2006 and
2005:

                                                             December 31,
                                                            2006        2005

	Notes payable to current and past Directors
		of the Company, payable on demand,
		 interest at 10%.                           $  144,201    $  381,354

	Notes payable to past Director, interest at
		13.5%, maturing September 30, 2006,
		monthly payments of $1,298.                         -         11,053

	Debentures payable, due July 2009, interest at
		7%, callable at 103%, 102% and 101% of
		face value during the first, second, and third
		years, respectively, following the closing date,
		interest payable semi-annually, each $500
		debenture secured by 51.07 shares of the
		Bank's stock.                                1,400,000             -

	Debentures payable, due July 2006, interest at
		7%, callable at 103%, 102% and 101% of
		face value during the first, second, and third
		years, respectively, following the closing date,
		interest payable semi-annually, each $500
		debenture secured by 40.79 shares of the
		Bank's stock.                                     -        1,753,000

                                                      $1,544,201      $2,145,407

		Following are maturities of long-term debt:

		December 31,

		2007                                                      $144,201
		2008                                                             -
		2009                                                     1,400,000

                                                                    $1,544,201

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE T
INTEREST INCOME AND INTEREST EXPENSE
	Major categories of interest income and interest expense are as follows:


                                                       December 31,
	    	                                      2006        2005        2004

INTEREST INCOME
  Interest and Fees on Loans:
	Real Estate Loans                    $3,105,702  $2,880,180   $2,862,647
	Installment Loans                       164,472     373,797      224,860
	Credit Cards and Related Plans        3,017,998   3,275,934    3,669,991
	Commercial and All
		Other Loans                       442,563     251,444      494,471
	Interest on Investment Securities -
		U.S. Treasury and Other
		Securities                        531,038     492,062      416,597
	Interest on Federal Funds Sold        1,775,184     295,820       52,791

                                           $9,036,957  $7,569,237   $7,721,357

INTEREST EXPENSE
	Interest on Time Deposits
		of $100,000 or More               $10,710      $5,747       $2,804
	Interest on Other Deposits              464,101     312,948      201,660
	Interest on Federal Funds Purchased           -       1,623          623
	Interest on Notes Payable               137,830     164,688      169,023

                                             $612,641    $485,006     $374,110

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE U
	NON-INTEREST INCOME AND NON-INTEREST EXPENSES
		Major categories of other non-interest income and non-interest expenses are as follows:


	                                December 31,
                                                 2006	         2005        2004

OTHER NON-INTEREST INCOME
	Cardholder and Other Charge Card
	Income                                 $607,878      $637,331   $682,658
	Other Commission and Fees                59,864        67,151     75,450
	Other Real Estate Income                    683       246,353    111,880
	Other Income                             65,492       237,776    117,157

                                             $733,917    $1,188,611   $987,145


OTHER NON-INTEREST EXPENSES
	Loan and Charge Card Expenses          $132,441      $151,527 $1,019,595
	Communications                          237,171       237,770    331,977
	Outsourcing Fees                      1,406,282     1,403,693    306,769
	Stationery, Forms and Supplies          142,522       169,019    227,229
	Professional Fees                       291,550       285,126    427,886
	Insurance and Assessments                83,027       101,651    119,697
	Advertising                               5,110         4,127      6,692
	Miscellaneous Losses                      4,538       129,878     59,087
	Promotional Expenses                     68,283        80,327    124,387
	Other Real Estate Expenses              388,614       160,598     31,477
	Other Expenses                          407,935       331,710    347,340

                                           $3,167,473    $3,055,426 $3,002,136

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE V
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

BOL BANCSHARES, INC.
CONDENSED BALANCE SHEETS


                                                            December 31,
                                                          2006           2005

ASSETS
	Due from Banks                                    $416,632       $333,723
	Securities Available-for-Sale, at Fair Value       489,236        572,176
	Other Assets                                        25,542         42,904
	Due from Subsidiary Bank                            63,571         96,938
	Investment in Bank of Louisiana                 10,071,875      8,894,901

                                                     $11,066,856     $9,940,642

LIABILITIES AND STOCKHOLDERS' EQUITY
	Notes Payable                                  $1,544,201      $2,145,407
	Deferred Taxes                                     74,064         102,264
	Accrued Interest                                  256,654         559,666
	Shareholders' Equity                            9,191,937       7,133,305

                                                    $11,066,856      $9,940,642

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE V
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF INCOME (LOSS)


                                                            December 31,
	                                            2006        2005        2004

INCOME
	Dividend Income - Bank of Louisiana  $1,001,000     $214,500       $-
	Interest Income                           2,329          983         874
	Miscellaneous Income                     38,278       28,243      27,562

                                            1,041,607      243,726      28,436
EXPENSES
	Interest                                137,830      164,688     169,023
	Other Expenses                            4,325        7,345       7,896

                                              142,155      172,033     176,919

INCOME (LOSS) BEFORE EQUITY
	IN UNDISTRIBUTED EARNINGS
	OF SUBSIDIARY                           899,452       71,693   (148,483)

	Equity in Undistributed
		Earnings of Subsidiary          1,176,974      341,519      46,458

INCOME (LOSS) BEFORE
	INCOME TAX BENEFIT                    2,076,426      413,212   (102,025)

INCOME TAX BENEFIT                             53,180       55,277     63,523

NET INCOME (LOSS)                          $2,129,606     $468,489   $(38,502)

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE V
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS


                                                      December 31,
                                             2006         2005        2004

OPERATING ACTIVITIES
	Net Income (Loss)                   $2,129,606     $468,489   $(38,502)
	Adjustments to Reconcile Net Income (Loss) to
	Net Cash Provided by (Used in) Operating Activities
	 Equity in Undistributed Earnings
	 of Subsidiary                      (1,176,974)    (341,519)   (46,458)
	Net Decrease (Increase) in Other Assets 17,365       52,610    (89,398)
	Net Decrease in Other Liabilities     (303,012)      (5,787)   (11,444)

Net Cash Provided by (Used in) Operating
     Activities                              666,985      173,793   (185,802)

FINANCING ACTIVITIES
	Preferred Stock Retired                (16,237)     (16,244)   (12,018)
	Decrease (Increase) in Due to/from Subsidiary
                                              33,367      (96,938)   170,269
	Proceeds from Issuance of Long-Term Debt
                                           1,400,000            -          -
	Repayment of Long-Term Debt         (2,001,206)     (42,510)   (11,462)

Net Cash (Used in) Provided by Financing
     Activities                             (584,076)    (155,692)   146,789

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       82,909       18,101    (39,013)

CASH AND CASH EQUIVALENTS -
	BEGINNING OF YEAR                      333,723      315,622    354,635

CASH AND CASH EQUIVALENTS -
	END OF YEAR	                          $416,632     $333,723   $315,622

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE W
	COMPREHENSIVE INCOME
		Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2006, 2005 and 2004. The following represents the tax effects associated with the components of comprehensive income:

                                                          December 31,
                                               2006          2005          2004

Gross Unrealized Holding (Losses) Gains
	Arising During the Period           $(82,939)      $84,000      $12,759
Tax Benefit (Expense)                       28,199       (28,560)      (4,338)
                                           (54,740)       55,440        8,421

Reclassification Adjustment for
	Gains Included in Net Income               -             -            -
Tax Benefit                                      -             -            -
                                                 -             -            -

Net Unrealized Holding (Losses) Gains
	Arising During the Period             $(54,740)      $55,440        $8,421



NOTE X
	REGULATORY MATTERS
		As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table.  Management philosophy and plans are directed to enhancing the financial stability of the
Bank to ensure the continuity of operations.

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE X
	REGULATORY MATTERS (Continued)
		The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands.)

                                          December 31, 2006
                                                                Required
                                                               to be Well
                                                Required     Capitalized Under
                                               for Capital   Prompt Corrective
                               Actual      Adequacy Purposes Action Provisions
                            Amount   Ratio    Amount  Ratio  Amount  Ratio

Tier I Capital (to
   Average Assets)        $10,072   9.27%    $4,347  4.00%   $5,434  5.00%
Tier I Capital (to Risk-
   Weighted Assets)       $10,072  15.56%    $2,588  4.00%   $3,883  6.00%
Total Capital (to
   Risk-Weighted
     Assets)              $10,893  16.83%    $5,177  8.00%   $6,471 10.00%


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

		The estimated fair values of the Company's financial instruments are as follows:

                                                       December 31, 2006
                                                      Carrying             Fair
                                                       Amount              Value

	Financial Assets:
		Cash and Short-Term Investments          $4,814,778       $4,814,778
		Investment Securities                    14,535,517       14,350,207
		Loans                                    59,134,547       59,255,169
		Less:  Allowance for Loan Losses          1,800,000        1,800,000
                                                    $76,684,842      $76,620,154
		Financial Liabilities:
		Deposits                                $93,531,366      $93,523,876
		Unrecognized Financial Instruments:
		Commitments to Extend Credit             $5,755,000       $5,755,000
		Credit Card Arrangements                 46,472,000       46,472,000
		                                        $52,227,000      $52,227,000

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
		Unrecognized Financial Instruments:
		Commitments to Extend Credit             $4,573,000      $4,573,000
		Credit Card Arrangements                 42,699,000      42,699,000
                                                    $47,242,000     $47,242,000

Laport, Sehrt, Romig & Hand
Certified Public Accountants


To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm on Supplementary Information

	Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2006 and 2005, appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



	/s/ LaPorte, Sehrt, Romig and Hand
A Professional Accounting Corporation


March 6, 2007

110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958 504-835-5522 Fax 504-835-5535
5100 Village Walk, Suite 202, Covington, La 70433-4012  985-892-5850  Fax 985-
892-5956
WWW. LAPORTE.COM
RSM McGladrey Network
An Independently Owned Member

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE I
BALANCE SHEETS
UNCONSOLIDATED

ASSETS

                                                            December 31,
                                                          2006        2005
Cash and Due from Banks
	Non-Interest Bearing Balances and Cash          $4,814,778   $9,166,922
Federal Funds Sold                                    23,750,000   35,865,000
Investment Securities
	Securities Held-to-Maturity (Fair Value of $13,814,690 in 2006
		and $18,590,631 in 2005)	            14,000,000   19,000,000
	Securities Available-for-Sale, at Fair Value        46,280       46,281
Loans:  Less Allowance for Loan Losses of $1,800,000 in 2006
		and $1,912,908 in 2005                    57,334,547   57,268,913
Property, Equipment and Leasehold Improvements (Net
	of Depreciation and Amortization)                2,285,414    2,230,854
Other Real Estate                                      1,165,240      657,895
Other Assets                                           1,077,291    1,003,271
Deferred Taxes                                           231,208      206,624
Letters of Credit                                         99,420       69,420

		Total Assets                            $104,804,178 $125,515,180

		LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
	Deposits
		Non-Interest Bearing                     $47,451,276  $61,110,725
		Interest Bearing                          46,500,361   54,644,104
	Other Liabilities                                  561,154      651,051
	Letters of Credit Outstanding                       99,420       69,420
	Due to Parent                                       63,571       96,938
	Accrued Interest                                    54,805       48,502

		Total Liabilities                         94,730,587  116,620,740

STOCKHOLDERS'  EQUITY
	Common Stock - 143,000 Shares Issued and Outstanding
                                                       1,430,000    1,430,000
	Surplus                                          4,616,796    4,616,796
	Retained Earnings                                4,026,795    2,847,644

		Total Stockholders' Equity                10,073,591    8,894,440

		Total Liabilities and Stockholders' Equity$104,804,178 $125,515,180


See independent registered public accounting firm report on supplementary information.

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE II
STATEMENTS OF INCOME
UNCONSOLIDATED

For the Years Ended
December 31,
                                           2006           2005           2004

INTEREST INCOME                        $9,036,957      $7,569,237    $7,721,357
INTEREST EXPENSE                          477,140         321,300       205,961

		Net Interest Income        8,559,817       7,247,937     7,515,396

PROVISION FOR LOAN LOSSES                563,587         586,871       623,869

		Net Interest Income After Provision
			for Loan Losses      7,996,230       6,661,066     6,891,527

OTHER INCOME
	Service Charges on Deposit Accounts607,063         803,319     1,136,097
	Other Non-Interest Income        1,295,637       1,160,367       949,583

                                       1,902,700       1,963,686     2,085,680

OTHER EXPENSES
	Salaries and Employee Benefits   2,688,824       3,188,009     4,042,975
	Occupancy Expense                1,080,441       1,403,933     1,584,409
	Estimated Loss Contingency        (202,442)        230,000       292,534
	Other Non-Interest Expense       3,160,969       3,044,981     2,990,195

                                       6,727,792       7,866,923     8,910,113

INCOME BEFORE INCOME
	TAX EXPENSE                      3,171,138         757,829        67,094

INCOME TAX EXPENSE                       990,987         198,710        26,591

NET INCOME                            $2,180,151        $559,119       $40,503

See independent registered public accounting firm report on supplementary information.

BANK OF LOUISIANA
SUPPLEMENTARY INFORMATION

SCHEDULE III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
UNCONSOLIDATED




                              Common                    Retained
                               Stock        Surplus     Earnings     Total

BALANCE - December 31, 2003  $1,430,000   $4,616,796   $2,462,522   $8,509,318

Net Income for the Year 2004          -            -       40,503       40,503

BALANCE - December 31, 2004   1,430,000    4,616,796    2,503,025    8,549,821

Dividends Paid - $1.50 Per Share      -            -     (214,500)    (214,500)

Net Income for the Year 2005          -            -      559,119      559,119

BALANCE - December 31, 2005   1,430,000    4,616,796    2,847,644    8,894,440

Dividends Paid - $1.50 Per Share      -            -   (1,001,000)  (1,001,000)

Net Income for the Year 2006         -            -    2,180,151    2,180,151

BALANCE - December 31, 2006  $1,430,000   $4,616,796  $4,026,795  $10,073,591

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


                         Position with the Company and the         Director
Name                Age  Bank and Principal Occupation              Since


G. Harrison Scott    83  Director; Chairman of the Board of the       1981
                         Company and the Bank and President of the Company and the Bank

Franck F. LaBiche    61  Director of the Company and the Bank         2004
                         President, Executone Systems Co. of La. Inc.

Henry L. Klein       62  Director of the Company and the Bank         2004
                         and Secretary of the Company
                         Attorney at Law

Johnny C. Crow       56  Director of the Company and the Bank         2005
                         Insurance Agent, New York Life Ins. Co.

Sharry R. Scott      36  Director of the Company and the Bank         2005
                         Assistant Attorney General, Louisiana
                         Department of Justice


Non-Director Executive
Officer


                              Position with the Company and the
Name                Age       Bank and Principal Occupation
Peggy L. Schaefer    54
                              Ms. Schaefer has served as Treasurer of
                              the Company since 1988 and Senior Vice
                              President and Chief Financial Officer of the Bank since 1996.

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


Item 10 Executive Compensation
The Company pays no salaries or other compensation to its directors and executive officers. The Bank paid each director, other than Mr. Scott, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of $400, $300, and $300, respectively.
       From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company. During the year 2006, the Company paid off the loans to the former directors for a total of $563,091, including principal and interest. There is one director who was not paid off, and as of December 31, 2006, the balance due was $353,063, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.
       The following table sets forth compensation for the Bank's executive officer for the calendar years 2006, 2005, and 2004. No other executive officer received total compensation in excess of $100,000 during 2006.



                             Annual Compensation      Long Term Compensation
                                                             Awards
Payouts
                                           Other Annual Restricted Stock
Options/LTIP All Other
Name and Principal Year Salary Bonus  Compensation  Award(s) SARs Payouts
Compensation
Position                 ($)      ($)        ($)          ($)    (#)   ($)
($)

G. Harrison Scott, 2006    89,800      0      82,000         0      0     0
12,837
Chairman of the    2005    89,800      0      68,333         0      0     0
-
Board & President  2004    89,800      0      41,000         0      0     0
-
of the Bank



	In addition to the cash compensation shown in the foregoing table, the Bank provided an automobile to Mr. Scott. Annual compensation does not include amounts attributable to miscellaneous benefits received by Mr. Scott. The cost to the Bank of providing such benefits did not exceed 10% of the total annual salary and bonus paid to Mr. Scott.
Committees of the Board of Directors of the Company and the Bank
       The Company does not have standing audit, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2006, the Board of Directors of the Company held a total of 5 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.
       The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2006, the Board of Directors of the Bank held a total of 13 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.
       The Board of Directors of the Bank has an Executive Committee consisting of five permanent members. The permanent members of the Executive Committee in 2006 were Messrs. Scott (chairman), Crow, Klein, LaBiche, and Ms. S. Scott.
The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 27 times in 2006.

       The Board of Directors of the Bank does have an Audit and Finance Committee and does not have a charter. This committee meets monthly on the first Tuesday of the month. By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans. The Audit and Finance Committee met 12 times in 2006.


The Audit and Finance Committee discloses the following:
1.	They have reviewed and discussed the audited financial statements with management, and with the independent auditors.
2.	They have received a letter and written disclosure from the independent auditors, and have discussed the independence of the auditors.
3.	They have recommended to the Board of Directors that the financial statements as issued by the independent auditors be included in the Annual
Report.

       The permanent members of the Audit and Finance Committee were Messrs. LaBiche (chairman), Klein, and Crow, and the rotating member was Ms. S. Scott.


Item 11 Security Ownership of Certain Beneficial Owners and Management
	The following table sets forth as of December 31, 2006, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.
                        Company Stock Beneficially Owned as of
                                 February 23, 2007 (1)



                                                Common           Preferred
Name of Beneficial Owner                   Number  Percent   Number   Percent

Edward J. Soniat                           10,381    5.79%   257,326   12.32%


Directors:
G. Harrison Scott (Direct)                 41,407   23.11%   157,673   7.55%
G. Harrison Scott (Beneficial owner of
  Scott Family, LLP)                       55,992   31.25%       -       -
Franck F. LaBiche                             500      -  (*)    -       -
Henry L. Klein                                500      -  (*)    -       -
Johnny C. Crow                              1,483      -  (*)    -       -
Sharry R. Scott                                -       -  (2)    -       -

All Directors & Executive Officers        100,107   55.88%   160,445   7.68%
of the Company and the Bank as a
group (6 persons)

    (*)Represents less than 1% of the shares outstanding.
(1)	Based upon information furnished by the respective persons.  Pursuant to rules promulgated under the 1934 Act, a person is deemed to beneficially own shares of stock if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting power and sole investment power with respect to the indicated shares.
(2)	Sharry R. Scott, through ownership of an interest in Scott Family LLP, owns 7,151 shares of common stock.


Item 12 Certain Relationships and Related Transactions

   The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2006, one director had aggregate loan balances in excess of $60,000, which amounted to approximately $150,000 in the aggregate.
	On September 30, 1991, the Company purchased a four-story building located at 300 St. Charles Avenue from the RTC for a price of $402,500. The building serves as the Bank's main office. The purchase was financed by a loan from former director Mr. Soniat to the Company, which in turn sold the building to the Bank. As of December 31, 2006, this loan was paid in full. On September
1, 2004 for a price of $499,058, the Subsidiary Bank purchased the two-story building from Tammany Mall Partnership which the Bank was paying rent to. This building serves as the Bank's Tammany Mall branch.
	The Bank leases office space from Severn South Partnership. The general partner of Severn South Partnership is a majority shareholder in BOL
BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2006, 2005 and 2004 totaled $381,386, $410,012, and $412,380 respectively.
	Management of the Company believes that such lease payments are comparable to what would have been paid to an unaffiliated party for similarly situated space at the time the lease was executed.
	Management is presently seeking approval to purchase the building from the partners.


Item 13 Exhibits and Reports on Form 8-K
Exhibits

	31.1 Section 302 Principal Executive Officer Certification
	31.2 Section 302 Principal Financial Officer Certification
	32.1 Section 1350 Certification
	32.2 Section 1350 Certification


Reports on Form 8-K

NONE


Item 14 Principal Accountant Fees and Services

AUDIT FEES
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company's annual financial statements for 2006 and for its reviews of the Company's unaudited interim financial statements included in Form 10-QSB filed by the Company during 2006 was $71,373. The fees billed for 2005 were $50,063.


Tax Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax preparation, and tax review for 2006 were $24,812. The fees billed for 2005 were $12,120.


All Other Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig & Hand for emergency accounting services, post Hurricane Katrina, (after approval by the Securities
& Exchange Commission) for 2006 were $0.  The fees billed for 2005 were $43,042.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



							BOL BANCSHARES, INC.

                                          /s/ G. Harrison Scott
April 10, 2007                            G. Harrison Scott
Date							Chairman
                                          (in his capacity as a duly
                                          authorized
							officer of the Registrant)





                                           /s/ Peggy L. Schaefer
							 Peggy L. Schaefer
							Treasurer
							(in her capacity as Chief
                                           Accounting
							 Officer of the Registrant)



       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2007.




/s/ G. Harrison Scott                            /s/ Johnny C. Crow
G. Harrison Scott - Director                     Johnny C. Crow - Director




/s/ Franck F. LaBiche                           /s/ Sharry R. Scott
Franck F. LaBiche - Director                    Sharry R. Scott - Director




/s/ Henry L. Klein
Henry L. Klein - Director
                                       71