Form 10QSB
period 2007-03-31
BOL BANCSHARES INC
filed 2007-05-14
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2007

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


       300 St. Charles Avenue, New Orleans, La.	70130
       (Address of principal executive offices)


         (504) 889-9400
       (Issuer's telephone number)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF APRIL 30, 2007.

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

<PAGER>



Part I. - Financial Information


						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION



                                                  March 31,            Dec. 31,
(Amounts in thousands)                              2007                 2006
                                                 Unaudited             Audited
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash             $3,484             $4,815
Federal Funds Sold                                  23,100             23,750
Investment Securities
Securities Held to Maturity                         14,000             14,000
Securities Available for Sale                          540                536
Loans-Less Allowance for Loan Losses of $1,800 in 2007
  and $1,800 in 2006                                56,382             57,335
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)              2,283              2,285
Other Real Estate                                    1,165              1,165
Other Assets                                         1,381              1,285
     TOTAL ASSETS                                 $102,335           $105,171



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                               44,821             47,447
 NOW Accounts                                       11,217             12,000
 Money Market Accounts                               4,482              3,722
 Savings Accounts                                   23,505             25,321
 Time Deposits, $100,000 and over                      607                505
 Other Time Deposits                                 5,022              4,536
     TOTAL DEPOSITS                                 89,654             93,531
Notes Payable                                        1,544              1,544
Federal Funds Purchased                                  0                  0
Other Liabilities                                    1,596                973
     TOTAL LIABILITIES                              92,794             96,048

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,089,334 Shares Issued and Outstanding in 2007
 2,089,334 Shares Issued and Outstanding in 2006     2,089              2,089
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2007 and 2006
                                                      179                179
Accumulated Other Comprehensive Income                280                277
Capital in Excess of Par - Retired Stock              138                138
Undivided Profits                                   6,440              4,310
Current Earnings                                      415              2,130
     TOTAL SHAREHOLDERS' EQUITY                     9,541              9,123
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $102,335           $105,171

					BOL BANCSHARES, INC.

					CONSOLIDATED STATEMENTS OF INCOME
							(Unaudited)

                                            Three Months Ended


                                                  March 31,         March 31,
(Amounts in thousands)                               2007              2006

INTEREST INCOME
Interest and Fees on Loans                          1,693              1,695
Interest on Investment Securities                     121                130
Interest on Federal Funds Sold                        303                448
Total Interest Income                               2,117              2,273

INTEREST EXPENSE
Interest on Deposits                                  155                110
Other Interest Expense                                  4                  9
Interest on Notes Payable                               -                  -
Interest Expense on Debentures                         25                 30
Total Interest Expense                                184                149
NET INTEREST INCOME                                 1,933              2,124
Provision for Loan Losses                              58                 76
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                     1,875              2,048
NON-INTEREST INCOME
Service Charges on Deposit Accounts                   171                136
Cardholder & Other Credit Card Income                 133                152
ORE Income                                              -                  -
Other Operating Income                                 39                 41
Total Non-Interest Income                             343                329
NON-INTEREST EXPENSE
Salaries and Employee Benefits                        617                596
Occupancy Expense                                     277                301
Communications                                         46                 65
Outsourcing Fees                                      339                390
Loan & Credit Card Expense                             36                 17
Professional Fees                                      83                 56
ORE Expense                                            13                  4
Other Operating Expense                               177                229
Total Non-Interest Expense                          1,588              1,658

  Income Before Tax Provision                         630                719

Provision For Income Taxes                           215                 245

 NET INCOME                                         $415                $474

Earnings Per Share of Common Stock                 $2.32               $2.65

                                  BOL BANCSHARES, INC.

               	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)


Three Months Ended

                                             March 31,              March 31,
(Amounts in thousands)                         2007                   2006

NET INCOME                                     $415                   $474

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                 3                      -

COMPREHENSIVE INCOME                           $418                   $474

                                 BOL BANCSHARES, INC.

				    STATEMENTS OF CASH FLOWS
				           (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Amounts in thousands)                              2007               2006
OPERATING ACTIVITIES
Net Income                                           415                474
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
 Provision for Loan Losses                            58                 76
 Depreciation and Amortization Expense                74                 71
 Amortization of Investment Security Premiums          0                  0
 Accretion of Investment Security Discounts            0                  0
 Decrease in Deferred Income Taxes                     2                  0
 (Gain) Loss on Sale of Property and Equipment         0                  0
 (Gain) Loss on Sale of Other Real Estate              0                  0
 (Increase) in Other Assets                          (98)              (202)
 Increase in Other Liabilities and
  Accrued Interest                                   623                192
Net Cash Provided by Operating Activities          1,074                611


INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                 0                  0
 Purchases of Held-to-Maturity Investment Securities  0                  0
 Proceeds from Sale of Property and Equipment         0                  0
 Purchases of Property and Equipment                (72)              (312)
 Proceeds from Sale of Other Real Estate              0                  0
 Net Decrease in Loans                              895              1,616
Net Cash Provided by Investing Activities           823              1,304


FINANCING ACTIVITIES
 Net (Decrease) Increase in Non-Interest Bearing
  and Interest Bearing Deposits                  (3,878)             3,018
 Repayment of Federal Funds Purchased                 0                  0
 Preferred Stock Retired                              0                  0
 Principal Payments on Long Term Debt                 0                 (2)
Net Cash (Used in) Provided by Financing
 Activities                                      (3,878)             3,016


Net (Decrease) Increase in Cash and Cash
 Equivalents                                     (1,981)             4,931
Cash and Cash Equivalents - Beginning of Year    28,565             45,032
Cash and Cash Equivalents - End of Period        26,584             49,963

                               BOL BANCSHARES, INC.

		                  (Unaudited)



SUPPLEMENTAL DISCLOSURES:                           2007              2006
Additions to Other Real Estate through Foreclosure     -                 -
Cash Paid for Interest                               204               169
Cash (Paid) Received for Income Taxes               (196)                -
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                        4                 -


Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS


Internal Control and Assessment Disclosure

Hurricane Katrina Disclosure

       Management expects insurance proceeds for storm damages caused by Hurricane Katrina to cover the majority of damages sustained to the Bank's branches. The branch locations that the Bank owned directly or indirectly, St. Charles, Severn, Gause and Tammany, are open and operating, however, branch locations, wherein the Bank leased the premises, Carrolton and Oakwood, are still closed with the exception of the drive-thru facility at the Oakwood location. Management is reviewing new sites to purchase or lease in an effort to replace the Carrollton location. Management has renewed the Lapalco lease and the branch was reopened at the end of March 2007. The Oakwood branch will be reopening at an adjacent site within the Oakwood Shopping Center and is scheduled to reopen in the 2nd quarter of 2007. The Company's management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.


MARCH 31, 2007 COMPARED WITH DECEMBER 31, 2006

BALANCE SHEET

	Total Assets at March 31, 2007 were $102,335,000 compared to $105,171,000 at December 31, 2006 a decrease of $2,836,000 or 2.70%. Federal Funds Sold decreased $650,000 at March 31, 2007 from $23,750,000 at December 31, 2006 to
$23,100,000, cash and due from banks decreased $1,331,000 or 27.64%. This was mainly attributable to a decrease in the Bank's Federal Reserve Bank account of $673,000 and a decrease in Cash of $680,000. Total loans decreased $953,000 or 1.66% to $56,382,000 at March 31, 2007 from $57,335,000 at December 31, 2006.
This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $787,000 which was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition.
	Total deposits decreased $3,877,000 or 4.15% to $89,654,000 at March 31, 2007 from $93,531,000 at December 31, 2006. Total non-interest bearing deposits decreased $2,626,000 and interest-bearing accounts decreased
$1,251,000.
	Shareholder's Equity increased $418,000 due mainly to net income at March 31, 2007 of $415,000.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2006

INCOME

	The Company's net income for the three months ended March 31, 2007 was $415,000 or $2.32 per share a decrease of $59,000 from the Company's net income of $474,000 for the same period last year. Interest income decreased $156,000 for the three months ended March 31, 2007 over the same period last year. This was caused by a decrease of $145,000 in interest received on Federal Funds sold. This decrease was due mainly to a decrease in the average balance of Federal Funds sold from $41,492,000 at March 31, 2006 to $23,429,000 at March 31, 2007 and an increase in the rate from 4.32% at March 31, 2006 to 5.17% at March 31, 2007. As customers repair and renovate their homes after Katrina's damages, they are withdrawing the funds in their checking and savings accounts. Interest expense increased $35,000 over the same period last year. This was due to an increase in the interest rate on interest bearing deposits from a rate of .75% at March 31, 2006 to a rate of 1.37% at March 31, 2007. Net interest income decreased $191,000 due to the decrease in the average balance of Federal Funds sold which was offset by the higher interest rates on interest bearing deposits. The interest rate spreads increased from 6.67% at March 31, 2006 to 7.33% at March 31, 2007.
	Non-interest income increased $14,000 for the three months period as compared to the same period last year. This increase is due mainly to an increase in deposit related fees of $35,000 collected on overdrawn accounts which was offset by a decrease of Cardholder & Other Credit Card Income of $19,000.
	Non-interest expense decreased $70,000 for the three months period as compared to the same period last year. Occupancy expense decreased $24,000, due mainly to $32,000 in expenses for Disaster Recovery Service in 2006 compared to $0 in 2007. Outsourcing fees decreased $51,000 due mainly to credit card development fees of $32,000 in 2006 compared to $0 in 2007. Other Operating expenses decreased $52,000 due mainly to Katrina losses of $27,000 in 2006 compared to $0 in 2007. Salaries and Employee Benefits increased $21,000, and Professional fees increased $27,000 over the same period last year.
	The provision for income taxes decreased $30,000 compared to the same period last year from $245,000 at March 31, 2006 to $215,000 at March 31, 2007 due to a decrease in income before taxes.


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



						BOL BANCSHARES, INC.
						(Registrant)



				           /s/ G. Harrison Scott
May 10, 2007			     G. Harrison Scott
Date						Chairman and President
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)