Form 10QSB
period 2007-06-30
BOL BANCSHARES INC
filed 2007-08-14
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2007

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


       300 St. Charles Avenue, New Orleans, La.	70130
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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF JULY 30, 2007.

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

Part I. Financial Information

						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION




                                                      June 30      Dec. 31,
(Amounts in Thousands)                                  2007         2006
                                                    (Unaudited)   (Audited)
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                $4,652       $4,815
Federal Funds Sold                                     29,910       23,750
Investment Securities
 Securities Held to Maturity                           11,000       14,000
 Securities Available for Sale                            627          536
Loans-Less Allowance for Loan Losses of
   $1,800 in 2007 and $1,800 in 2006                   56,291       57,335
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                 2,316        2,285
Other Real Estate                                       1,231        1,165
Other Assets                                            1,252        1,285
     TOTAL ASSETS                                    $107,279     $105,171


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                 $47,562       47,447
 NOW Accounts                                          12,079       12,000
 Money Market Accounts                                  3,471        3,722
 Savings Accounts                                      25,285       25,321
 Time Deposits, $100,000 and over                         812          505
 Other Time Deposits                                    5,029        4,536
     TOTAL DEPOSITS                                    94,238       93,531
Notes Payable                                           1,544        1,544
Federal Funds Purchased                                     0            0
Other Liabilities                                       1,568          973
     TOTAL LIABILITIES                                 97,350       96,048
SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,084,244 Shares Issued and Outstanding in 2007        2,084        2,089
 2,089,334 Shares Issued and Outstanding in 2006
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2007
   And 2006                                               179          179
Accumulated Other Comprehensive Income                    347          277
Capital in Excess of Par - Retired Stock                  140          138
Undivided Profits                                       6,440        4,310
Current Earnings                                          739        2,130
     TOTAL SHAREHOLDERS' EQUITY                         9,929        9,123
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $107,279     $105,171

                              BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)




                                        Three months ended     Six months ended
                                              June 30              June 30
(Amounts in Thousands)                      2007     2006          2007   2006

INTEREST INCOME
Interest and Fees on Loans                 $1,753   $1,666      $3,446   $3,361
Interest on Investment Securities             125      136         246      266
Interest on Federal Funds Sold                325      514         628      962
Total Interest Income                      $2,203    2,316       4,320    4,589
INTEREST EXPENSE
Interest on Deposits                          164      107         320      217
Other Interest Expense                          4       10           7       19
Interest Expense on Notes Payable               -        1           -        1
Interest Expense on Debentures                 24       31          49       61
Total Interest Expense                        192      149         376      298
NET INTEREST INCOME                         2,011    2,167       3,944    4,291
Provision for Loan Losses                      43      299         101      375
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                             1,968    1,868       3,843    3,916
NON-INTEREST INCOME
Service Charges on Deposit Accounts           153      141         323      277
Cardholder & Other Credit Card Income         139      154         273      306
ORE Income                                      -        -           -        -
Other Operating Income                         82      993         121    1,034
Total Non-interest Income                     374    1,288         717    1,617
NON-INTEREST EXPENSE
Salaries and Employee Benefits                702      680       1,319    1,276
Occupancy Expense                             315      312         592      613
Communications                                 58       67         104      132
Outsourcing Fees                              393      396         732      786
Loan & Credit Card Expense                     39       36          75       53
Professional Fees                              80       57         163      113
ORE Expense                                    13       22          26       26
Other Operating Expense                       212      189         389      418
Total Non-interest Expense                  1,812    1,759       3,400    3,417

Income Before Tax Provision                   530    1,397       1,160    2,116

Provision For Income Taxes                    206      475         421      720

NET INCOME                                    324     $922         739   $1,396

Earnings Per Share of Common Stock          $1.81    $5.15       $4.13    $7.79

                                   BOL BANCSHARES, INC.

	               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
							(Unaudited)

                                                       June 30        June 30
(Amounts in thousands)                                   2007           2006

NET INCOME                                               $739         $1,396

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                          70              -

COMPREHENSIVE INCOME                                     $809         $1,396

                                    BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)



Six Months Ended June 30

(Amounts in thousands)                                     2007           2006
OPERATING ACTIVITIES

Net Income                                                  739          1,396
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                                  101            375
 Depreciation and Amortization Expense                      152            144
 Amortization of Investment Security Premiums                 -              -
 Accretion of Investment Security Discounts                   -              -
 Decrease in Deferred Income Taxes                            -              -
 Loss on Property and Equipment Disposed                      -             53
 (Gain) on Sale of Other Real Estate                          -              -
 (Increase) in Other Assets                                  (4)          (120)
 Increase in Other Liabilities
  and Accrued Interest                                      595            660
Net Cash Provided by Operating Activities                 1,583          2,508

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                    3,000              -
 Purchases of Held-to-Maturity Investment Securities          -              -
 Proceeds from Sale of Property and Equipment                 -              -
 Purchases of Property and Equipment                       (182)          (228)
 Proceeds from Sale of Other Real Estate                      -              -
 Proceeds from Sale of Available-for-Sale Securities         15              -
 Net Decrease in Loans                                      877          2,300
Net Cash Provided by Investing Activities                 3,710          2,072

FINANCING ACTIVITIES

Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                             707         (5,249)
 Proceeds from Issuance of Long-Term Debt                     -              -
 Preferred Stock Retired                                     (3)             -
 Principal Payments on Long Term Debt                        (0)           (11)
Net Cash Provided by (Used in) Financing Activities         704         (5,260)

Net Increase (Decrease)in Cash and Cash Equivalents       5,997           (680)
Cash and Cash Equivalents - Beginning of Year            28,565         45,032
Cash and Cash Equivalents - End of Period               $34,562        $44,352

                                     BOL BANCSHARES, INC.

				             (Unaudited)



SUPPLEMENTAL DISCLOSURES:                                2007          2006
Additions to Other Real Estate through Foreclosure         65           940
Cash Paid for Interest                                    366           280

Cash (Paid) Received for Income Taxes                    (416)            -

Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                            91             -

Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc. and its bank subsidiary at June 30, 2007 compared to December 31, 2006 and the results of operations for the three and six months periods ended June 30, 2007 with the same periods in 2006. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Internal Control and Assessment Disclosure

Hurricane Katrina Disclosure

       Management expects insurance proceeds for storm damages caused by Hurricane Katrina to cover the majority of damages sustained to the Bank's branches. The branch locations that the Bank owned directly or indirectly, St. Charles, Severn, Gause and Tammany, are open and operating, however, branch locations, wherein the Bank leased the premises, Carrolton and Oakwood, are still closed with the exception of the drive-thru facility at the Oakwood location. Management has renewed the Lapalco lease and the branch was reopened at the end of March 2007. The Oakwood branch will be reopening at an adjacent site within the Oakwood Shopping Center and is scheduled to reopen in the 3rd or 4th quarter of 2007. The Company's management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.


JUNE 30, 2007 COMPARED WITH DECEMBER 31, 2006

BALANCE SHEET

	Total Assets at June 30, 2007 were $107,279,000 compared to $105,171,000 at December 31, 2006 for an increase of $2,108,000 or 2.00%.
Federal Funds Sold increased $6,160,000 at June 30, 2007 from $23,750,000 at December 31, 2006 to $29,910,000 at June 30, 2007. Securities decreased $3,000,000 to $11,000,000 at June 30, 2007 from $14,000,000 at December 31,
2006. This was attributable to securities of $3,000,000 that were called during the second quarter. Total loans decreased $1,044,000 or 1.82% to $56,291,000 at June 30, 2007 from $57,335,000 at December 31, 2006. This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $546,000, a decrease in non-farm non-residential loans of $1,687,000, and a decrease of $779,000 in personal and business loans. This was offset by an increase of $3,503,000 in interim construction loans. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.
	Total deposits increased $707,000 or 0.76% to $94,238,000 at June 30, 2007 from $93,531,000 at December 31, 2006. Total non-interest bearing deposits increased $115,000 and interest-bearing accounts increased $592,000, all largely attributable to deposits of Louisiana Road Home monies.
	Shareholder's Equity increased $806,000 due mainly to net income at June 30, 2007 of $739,000.


SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

INCOME

	The Company's net income for the six months ended June 30, 2007 was $739,000 or $4.13 per share, a decrease of $657,000 from the Company's total net income of $1,396,000 for the same period last year.
	Interest income decreased $269,000 for the six months ended June 30, 2007 over the same period last year. Interest on federal funds sold decreased $334,000 due to a decrease of $17,748,000 in the average balance from $41,977,000 at June 30, 2006 to $24,229,000 at June 30, 2007. This was offset by an increase of $85,000 in interest in the loan portfolio, whereby the average balance of loans increased $1,272,000 from $57,355,000 at June 30, 2006 to $58,627,000 at June 30, 2007. Interest expense increased $78,000 for the six months ended June 30, 2007 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from ..99% at June 30, 2006 to 1.62% as of June 30, 2007. Net interest income decreased $347,000 due to the decrease in the average balance of Federal Funds sold which was offset by the higher interest rates on interest bearing deposits. The interest rate spreads increased from 6.76% at June 30, 2006 to 7.26% at June 30, 2007.
	Non-interest income decreased $900,000 for the six month period from $1,617,000 at June 30, 2006 to $717,000 at June 30, 2007. Other income decreased $913,000 for the six months ended June 30, 2007. This decrease was due mainly to $600,000 in insurance proceeds received on an OREO property in 2006 that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. In addition, $369,000 in insurance proceeds was received as reimbursement of expenses incurred and the excess of disposal of fixed assets due to Hurricane Katrina in 2006.
	Non-interest expense decreased $17,000 for the six month period as compared to the same period last year. Outsourcing fees decreased $54,000 due mainly to credit card development fees of $32,000 in 2006 compared to $0 in 2007. Occupancy expense decreased $21,000 due mainly to $32,000 of expenses for Disaster Recovery Service in 2006 compared to $0 in 2007.
Salaries and employee benefits increased $43,000 due mainly to the Lapalco Branch reopening at the end of March 2007. Professional fees increased
$50,000 mainly due to audit accruals and work performed by our CPA firm over the same period last year.
	The provision for income taxes decreased $299,000 compared to the same period last year from $720,000 at June 30, 2006 to $421,000 at June 30, 2007 due to a decrease in income before taxes.


SECOND QUARTER 2007 COMPARED WITH SECOND QUARTER 2006

INCOME

	Net income for the second quarter of 2007 was $324,000 compared to $922,000 for the same period last year for a decrease of $598,000.
	Interest income decreased $113,000 over the same period last year. Interest on the loan portfolio increased $87,000 from $1,666,000 at June 30, 2006 to $1,753,000 at June 30, 2007. This was caused mainly by an increase of $1,397,000 in the average outstanding loans from $56,991,000 at June 30, 2006 to $58,388,000 at June 30, 2007 and an increase in the interest rate from 11.69% at June 30, 2006 to 12.01% at June 30, 2007. Interest on federal funds sold decreased $189,000 due mainly to an decrease of $17,436,000 in the average balance from $42,456,000 at June 30, 2006 to $25,020,000 at June 30, 2007.
Interest expense increased $43,000 for the three months ended June 30, 2007 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from .74% at June 30, 2006 to 1.02% as of June 30, 2007. Net interest income decreased $156,000 due to the decrease in the average balance of Federal Funds sold which was offset by the higher interest rates on interest bearing deposits. The interest rate spreads increased from 6.82% at June 30, 2006 to 7.84% at June 30, 2007.
	Non-interest income decreased $914,000 for the three-month period as compared to the same period last year. This increase was due mainly to $600,000 in insurance proceeds received on an OREO property and $369,000 in insurance proceeds as reimbursement of expenses incurred and the disposal of fixed assets due to Hurricane Katrina in 2006.
	Non-interest expense increased $53,000 for the three-month period as compared to the same period last year. Salaries and employee benefits increased $22,000 and Professional fees increased $23,000 over the same period last year.
	The provision for income taxes decreased $269,000 compared to the same period last year from $475,000 at June 30, 2006 to $206,000 at June 30, 2007 due to a decrease in income before taxes.


Item 3 Controls and Procedures

	The certifying officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007, that as of such date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
	There were no changes in the Company's internal controls over financial reporting for the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, such controls.





PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of Shareholders of BOL BANCSHARES, INC. was held on April 10, 2007. Five nominees were elected to serve one year terms as directors. Laporte, Sehrt, Romig and Hand was approved as the independent auditors. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected as directors and the number of shares cast for each. The total shares voting were 126,362.


                                           Number of Shares
       Nominee                           For    Against   Abstain
G. Harrison Scott                    126,197        130        35
Franck F. LaBiche                    126,197        130        35
Henry L. Klein                       126,197        130        35
Johnny C. Crow                       126,197        130        35
Sharry R. Scott                      126,197        130        35

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



						BOL BANCSHARES, INC.
						(Registrant)



						/s/ G. Harrison Scott
August 14, 2007				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)