Form 10QSB
period 2007-09-30
BOL BANCSHARES INC
filed 2007-11-14
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549


						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2007

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


       300 St. Charles Avenue, New Orleans, La.	70130
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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF October 30, 2007.

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

Part I. Financial Information

						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION




                                                     Sept 30,       Dec. 31,
(Amounts in Thousands)                                 2007           2006
                                                    (Unaudited)     (Audited)
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                 $4,005         $4,815
Federal Funds Sold                                      24,725         23,750
Investment Securities
  Securities Held to Maturity                           11,000         14,000
  Securities Available for Sale                            754            536
Loans-Less Allowance for Loan Losses of $1,800 in 2007
  and 2006                                              57,398         57,335
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                  6,946          2,285
Other Real Estate                                          995          1,165
Other Assets                                            1,060           1,285
     TOTAL ASSETS                                    $106,883        $105,171

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                  44,771          47,447
 NOW Accounts                                          11,511          12,000
 Money Market Accounts                                  3,679           3,722
 Savings Accounts                                      24,212          25,321
 Time Deposits, $100,000 and over                       1,817             505
 Other Time Deposits                                    5,930           4,536
     TOTAL DEPOSITS                                    91,920          93,531
Notes Payable                                           1,543           1,544
Other Liabilities                                       3,012             973
     TOTAL LIABILITIES                                 96,475          96,048
SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,084,244 Shares Issued and Outstanding in 2007
 2,089,334 Shares Issued and Outstanding in 2006        2,084           2,089
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2007 and 2006   179             179
Accumulated Other Comprehensive Income                    432             277
Capital in Excess of Par - Retired Stock                  140             138
Undivided Profits                                       6,440           4,310
Current Earnings                                        1,133           2,130
     TOTAL SHAREHOLDERS' EQUITY                        10,408           9,123
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $106,883        $105,171

                               BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)


                                         Three months ended    Nine months ended
                                              Sept 30              Sept 30
(Amounts in Thousands)                    2007       2006      2007      2006
INTEREST INCOME
Interest and Fees on Loans               $1,718     $1,694    $5,164    $5,055
Interest on Investment Securities           109        137       355       403
Interest on Federal Funds Sold              358        449       986     1,411
Total Interest Income                     2,185      2,280     6,505     6,869

INTEREST EXPENSE
Interest on Deposits                        180        110       500       327
Other Interest Expense                        4          4        11        23
Interest Expense on Notes Payable             -          -         -         1
Interest Expense on Debentures               25         25        74        86
Total Interest Expense                      209        139       585       437
NET INTEREST INCOME                       1,976      2,141     5,920     6,432
Provision for Loan Losses                    81        107       183       482
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                           1,895      2,034     5,737     5,950
NON-INTEREST INCOME
Service Charges on Deposit Accounts         132        167       455       444
Cardholder & Other Credit Card Income       135        150       408       456
ORE Income                                   88          1        88         1
Other Operating Income                       21         18       143     1,052
Total Non-interest Income                   376        336     1,094     1,953
NON-INTEREST EXPENSE
Salaries and Employee Benefits              680        674     1,999     1,950
Occupancy Expense                           281        287       873       900
Communications                               59         56       163       188
Outsourcing Fees                            342        322     1,074     1,108
Loan & Credit Card Expense                   17         39        92        92
Professional Fees                            75         65       238       178
ORE Expense                                  46        339        72       365
Other Operating Expense                     206        173       596       591
Total Non-interest Expense                1,706      1,955     5,107     5,372

 Income Before Tax Provision                565        415     1,724     2,531

Provision For Income Taxes                  171        141       591       861

 NET INCOME                                $394       $274    $1,133    $1,670

Earnings Per Share of Common Stock        $2.20      $1.53     $6.33     $9.32

                            BOL BANCSHARES, INC.

        	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
					(Unaudited)





                                                      Sept 30        Sept 30
(Amounts in thousands)                                  2007           2006

NET INCOME                                             $1,133         $1,670

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                        155            (55)

COMPREHENSIVE INCOME                                  $1,288          $1,615

                                 BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)

Nine Months Ended September 30

(Amounts in thousands)                                    2007           2006
OPERATING ACTIVITIES
Net Income                                               $1,133         $1,670
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                                  183            482
 Depreciation and Amortization Expense                      242            218
 (Increase) in Deferred Income Taxes                          -            (28)
 Loss on Property and Equipment Disposed                      -             53
 (Gain) on Sale of Other Real Estate                        (88)            (1)
 Decrease in Other Assets                                   136            312
 Increase (Decrease) in Other Liabilities
  and Accrued Interest                                    2,051            (79)
Net Cash Provided by Operating Activities                 3,657          2,627

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                    3,000          3,000
 Purchases of Held-to-Maturity Investment Securities          -              -
 Proceeds from Sale of Property and Equipment                 -              -
 Purchases of Property and Equipment                     (4,903)          (359)
 Proceeds from Sale of Other Real Estate                    300            380
 Proceeds from Sale of Available-for Sale Securities         15              -
 Net (Increase) in Loans                                   (289)          (276)
Net Cash Provided by (Used in) Investing Activities      (1,877)         2,745

FINANCING ACTIVITIES
 Net (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                          (1,611)       (15,729)
 Proceeds from Issuance of Long-Term Debt                     -          1,400
 Preferred Stock Retired                                     (3)            (1)
 Principal Payments on Long Term Debt                        (1)        (2,001)
Net Cash (Used in) Financing Activities                  (1,615)       (16,331)

Net Increase (Decrease)in Cash and Cash Equivalents         165        (10,959)
Cash and Cash Equivalents - Beginning of Year            28,565         45,032
Cash and Cash Equivalents - End of Period               $28,730        $34,073

                                   BOL BANCSHARES, INC.

				             (Unaudited)



SUPPLEMENTAL DISCLOSURES: 2007 2006
Additions to Other Real Estate through Foreclosure          65            940
Cash Paid for Interest                                     590            767
Cash (Paid) Received for Income Taxes                     (596)          (444)
Market Value Adjustment for Unrealized Gain (Loss) on
  Securities Available-for-Sale                            218            (82)


Accounting Policies Note:
Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition of BOL Bancshares, Inc. and its bank subsidiary at September 30, 2007 compared to December 31, 2006 and the results of operations for the three and nine month periods ended September 30, 2007 with the same periods in 2006. This discussion and analysis should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

	The Bank purchased the land and improvements which housed the bank's Severn branch and operations. This was purchased from an affiliate on August 20, 2007 for the price of $4,650,000. The property consists of a four story building located at 3340 Severn Avenue, Metairie, LA. with offices that are leased to other businesses. The purchase was approved by FDIC (Federal Deposit Insurance Corp) and OFI (Office of Financial Institutions, State of Louisiana) on August 6, 2007 with the stipulation that the investment in fixed assets not exceed 50 percent of its equity capital and reserves by December 31, 2008. The percentage as of October 31, 2007 was 52.46%. Management feels certain that the required 50% will be reached within the 18 month time frame allowed by the agencies.

Internal Control and Assessment Disclosure

Hurricane Katrina Disclosure

       Management expects insurance proceeds for storm damages caused by Hurricane Katrina to cover the majority of damages sustained to the Bank's branches. All branch locations are open and operating, with the Oakwood branch reopening during the month of October 2007. The Company's management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.

SEPTEMBER 30, 2007 COMPARED WITH DECEMBER 31, 2006

BALANCE SHEET

	Total Assets at September 30, 2007 were $106,883,000 compared to $105,171,000 at December 31, 2006 for an increase of $1,712,000 or 1.63%.
Federal Funds Sold increased $975,000 at September 30, 2007 from $23,750,000 at December 31, 2006 to $24,725,000 at September 30, 2007. Securities decreased $3,000,000 to $11,000,000 at September 30, 2007 from $14,000,000 at
December 31, 2006. This was attributable to securities of $3,000,000 that were called during the third quarter. Total loans increased $63,000, or 0.11%, to $57,398,000 at September 30, 2007 from $57,335,000 at December 31, 2006.
This increase in the loan portfolio is due mainly to an increase of $3,750,000 in interim construction loans, an increase of $152,000 in multifamily loans and an increase of $68,000 in personal loans. This was offset by a decrease in 1-4 family loans of $1,319,000, a decrease of $898,000 in business loans, a decrease in non-farm non-residential loans of $123,000, a decrease in overdrafts of $753,000, and a decrease in the credit card portfolio of $814,000. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards;
and (iii) normal attrition, in addition to the cyclical nature of the business.
	Total deposits decreased $1,611,000, or 1.72%, to $91,920,000 at September 30, 2007 from $93,531,000 at December 31, 2006. Total non-interest bearing deposits decreased $2,676,000 and interest-bearing accounts increased $1,065,000, all largely attributable to deposits of Louisiana Road Home monies being withdrawn to repair storm damages or assist in the purchase of another residence.
 	Shareholder's Equity increased $1,285,000 due mainly to net income at September 30, 2007 of $1,133,000.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

INCOME

	The Company's net income for the nine months ended September 30, 2007 was $1,133,000 or $6.33 per share, a decrease of $537,000 from the Company's total net income of $1,670,000 for the same period last year.
	Interest income decreased $364,000 for the nine months ended September 30, 2007 over the same period last year. Interest on federal funds sold decreased $425,000 due to a decrease of $13,841,000 in the average balance from $39,306,000 at September 30, 2006 to $25,465,000 at September 30, 2007.
Interest on investment securities decreased $48,000 due to a decrease of $5,215,000 in the average balance from $18,741,000 at September 30, 2006 to $13,526,000 at September 30, 2007 due to calls and maturities of securities. This was offset by an increase of $109,000 in interest in the loan portfolio, whereby the average balance of loans increased $1,180,000 from $57,367,000 at September 30, 2006 to $58,547,000 at September 30, 2007. Interest expense increased $148,000 for the nine months ended September 30, 2007 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from 1.00% at September 30, 2006 to 1.65% as of September 30, 2007. Net interest income decreased $512,000 due to the decrease in the average balance of Federal Funds sold which was offset by the higher interest rates on interest bearing deposits. The interest rate spreads increased from 6.93% at September 30, 2006 to 7.24% at September 30, 2007.
	Non-interest income decreased $859,000 for the nine month period from $1,953,000 at September 30, 2006 to $1,094,000 at September 30, 2007. Other
income decreased $909,000 for the nine months ended September 30, 2007. This decrease was due mainly to $600,000 in insurance proceeds received on an OREO property in 2006 that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. In addition, $369,000 in insurance proceeds was received as reimbursement of expenses incurred and the excess of disposal of fixed assets due to Hurricane Katrina in 2006.

	Non-interest expense decreased $265,000 for the nine month period as compared to the same period last year. ORE expenses decreased $293,000 due mainly to the $265,000 write-down of one ORE property in 2006. Professional fees increased $60,000 mainly due to audit accruals and work performed by our CPA firm over the same period last year.
   	The provision for income taxes decreased $270,000 compared to the same period last year from $861,000 at September 30, 2006 to $591,000 at September 30, 2007 due to a decrease in income before taxes.

THIRD QUARTER 2007 COMPARED WITH THIRD QUARTER 2006

INCOME

	Net income for the third quarter of 2007 was $394,000 compared to $274,000 for the same period last year for a decrease of $120,000.
	Interest income decreased $95,000 over the same period last year. This was caused mainly by a decrease of $91,000 in interest on federal funds sold due mainly to a decrease of $6,156,000 in the average balance from $34,052,000 at September 30, 2006 to $27,896,000 at September 30, 2007 and a
decrease of $28,000 in interest on investment securities caused by a decrease of $4,755,000 in the average balance from $16,424,000 at September 30, 2006 to $11,669,000 at September 30, 2007 due to calls and maturities of securities. Interest on the loan portfolio increased $24,000 from $1,694,000 at September 30, 2006 to $1,718,000 at September 30, 2007 due mainly to an increase of $1,000,000 in the average outstanding loans from $57,391,000 at September 30, 2006 to $58,391,000 at September 30, 2007. Interest expense increased $70,000 for the three months ended September 30, 2007 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from 1.02% at September 30, 2006 to 1.72% as of September 30, 2007. Net interest income decreased $165,000 due to the decrease in the average balance of Federal Funds sold which was offset by the higher interest rates on interest bearing deposits. The interest rate spreads decreased from 7.43% at September 30, 2006 to 7.20% at September 30, 2007.
	Non-interest income increased $40,000 for the three-month period as compared to the same period last year. This increase was due mainly to a gain of $88,000 on the sale of an ORE property. This was offset by a decrease of $35,000 in service charges on deposit accounts.
	Non-interest expense decreased $249,000 for the three-month period as compared to the same period last year. ORE expenses decreased $293,000 due mainly to the $265,000 write-down of one ORE property in 2006.
	The provision for income taxes increased $30,000 compared to the same period last year from $141,000 at September 30, 2006 to $171,000 at September 30, 2007 due to an increase in income before taxes.

Item 3 Controls and Procedures

	The certifying officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007, that as of such date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.
	There were no changes in the Company's internal controls over financial reporting for the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, such controls.

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



						BOL BANCSHARES, INC.
						(Registrant)



						/s/ G. Harrison Scott
November 13, 2007				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)




                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)