Form 10KSB
period 2007-12-31
BOL BANCSHARES INC
filed 2008-04-15
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
					____________________________

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

       Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

       Total Revenue for fiscal year ended December 31, 2007: $10,044,373.

 The aggregate market value of the voting common equity stock held by non-affiliates of the registrant was approximately $2,336,297. For this purpose, certain executive officers and directors are considered affiliates.

       The number of shares of Common Stock, $1.00 par value, outstanding as of February 29, 2008 was approximately 179,145.

Transitional Small Business Disclosure Format:  Yes____ No  X

					Cross Reference Index

	                                                                 Page

Part I

Item 1:	Business                                                     3
Item 2:	Properties                                                   6
Item 3:	Legal Proceedings	                                           7
Item 4:	Submission of Matters to a Vote of Security Holders          7

Part II

Item 5:	Market for Registrant's Common Equity and Related
             Stockholder Matters                                         7
Item 6:	Management's Discussion and Analysis                         8
Item 7:	Financial Statements and Supplementary Data                 32
Item 8:	Changes in and Disagreements with Accountants and
             Financial Disclosure                                       68
Item 8A(T):	Controls and Procedures                                     68
Item 8B:	Other Information                                           68

Part III

Item 9:	Directors and Executive Officers of the Registrant          69
Item 10:	Executive Compensation                                      70
Item 11:	Security Ownership of Certain Beneficial Owners and
             Management                                                 71
Item 12:	Certain Relationships and Related Transactions              72
Item 13:	Exhibits and Reports on Form 8-K
            (a) Exhibits                                                72
		(b) Reports	on Form 8-K                                     72
Item 14:	Principal Accountant Fees and Services                      72
            Signatures                                                  73

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


Forward-Looking Statements are Subject to Change
	We make certain statements in this document as to what we expect may happen in the future. These statements usually contain the words "believe", "estimate", "project", "expect", "anticipate", "intend" or similar expressions. Because these statements look to the future, they are based on our current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give no assurances that the future events will actually occur.


Critical Accounting Policies
	In reviewing and understanding financial information of the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note A of the notes to our consolidated financial statements included in this Form 10-KSB. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United

States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented.
The following policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.


	Allowance for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.


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

	Real Estate Loans. The Bank's real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.
	Commercial Loans (Secured and Unsecured). The Bank's commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2007 the Bank held $9,064,000 in credit card debt.
	The Bank has a number of proprietary accounts it services which is included above. These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2007 the Bank held $1,583,000 in proprietary accounts.


Territory Served and Competition
	Market Area. The market area for the Bank is defined in the Bank's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. In December of 2007 an urban planning consultant firm estimated New Orleans population at 300,000 or about 65 percent of its pre-Hurricane Katrina size, which was around 455,000.
       Competition. The Bank competes with other commercial banks in New Orleans and with savings and loan associations, credit unions, and other types of financial services providers. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. While there is still a long way to go, considerable measurable progress is being made toward the New Orleans region's gradual economic recovery in the aftermath of the widespread devastation wreaked by Hurricanes Katrina (August 29, 2005) and Rita (September 24, 2005).

Maritime Industry: All 14 of Louisiana's public coastal ports are operating at pre-Katrina and Rita capacity.

Tourism and Conventions:  Tourism is a $4 billion plus industry.
Although most of the city flooded and some neighborhoods were devastated, most tourist venues-including the French Quarter-weren't hard hit by Katrina. But the chaos that followed the hurricane left New Orleans with a black eye. As its population has grown, so has the city's crime problem, offering a second worry for the hospitality industry.

A spokeswoman for the New Orleans Metropolitan Convention and Visitors Bureau, said 2008 is shaping up to be the best since Katrina for convention business. Bookings stand at 80-90 percent of pre-storm levels.

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


Employees
	As of December 31, 2007, the Bank had 72 full-time and approximately 9 part-time employees. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section

401(k) savings plan. The Company has no employees who are not employees of the Bank. See "Executive Compensation".


Item 2 Description of Property
	In addition to its main office, the Bank has five branch locations and an operations center. Set forth below is a description of the offices of the Bank.
	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana.
The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Bank occupies the ground floor and the fourth floor. The second and third floors are leased. Rental income received is $2,543 per month. The lease commenced December 15, 2003 and terminates on December 15, 2018. The Bank owns the building.
	Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana.
The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. On August 20, 2007 for a price of $4,650,000 the
Bank purchased the land and improvements from Severn South Partnership which the Bank was paying rent to. The property consists of a four story building
with offices that are leased to other businesses.   The purchase was approved
by FDIC (Federal Deposit Insurance Corp) and OFI (Office of Financial Institutions, State of Louisiana) on August 6, 2007 with the stipulation that the investment in fixed assets not exceed 50 percent of its equity capital and reserves by December 31, 2008. The percentage as of December 31, 2007 was 54.39%. Management feels certain that the required 50% will be reached within the 18 month time frame allowed by the agencies. The Bank leased office space from Severn South Partnership. The general partner of Severn South Partnership is a majority shareholder in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2007 (prior to the purchase described above), 2006 and 2005 totaled $247,407, $381,386, and $410,012 respectively. Rental income received after the purchase & through December 31, 2007 was $108,326.
       Oakwood Branch. The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premises consisted of approximately 3,730 total square feet of office space, which includes 1,560 square feet designated for its drive-in facility. The Bank leases the lobby and drive-in facility from Oakwood Shopping Center, Ltd. There was heavy storm damage to this shopping center and the Bank has relocated its branch to another location within the shopping center and reopened during the 4th quarter of 2007. The lease will expire November 14, 2016 with a monthly lease amount of $12,822 per month.
	Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The lease will expire March, 2017 with a monthly lease amount of $6,384 per month.
	Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2007 totaled $96,071.
       Tammany Mall Branch. The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Bank owns the building.
	Operations Center. The Bank's operations center, which houses its accounting, audit, data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. See "Severn Branch" above for information on the building purchase.


Item 3 Legal Proceedings
       Because of the nature of the banking industry in general, the Company and the Bank are each party from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition. Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company's consolidated financial statements.
	The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
	1. The Company is a defendant in a lawsuit filed by a proprietary merchant alleging that the Company mishandled the Plaintiff's proprietary credit card portfolio. All previous cases by and between the Bank and the proprietary merchant have become final, with the merchant having received the money which was once held in the registry of the court. One last case is presently pending in the Fifth Circuit Court of Appeals on the Bank's appeal from the last dismissal. The case has been fully briefed and is expected to be decided in the next several months. The outcome is presently doubtful, given the Fifth Circuit's penchant for affirming the decisions of the district judges.
      2. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. The matter is set for trial on April
7, 2008 and a favorable result is expected. Given the amount of time which has elapsed and the possibility of penalties, the case has the potential for a significant recovery of over $400,000. A loss of $272,000 was charged to operations during 2004.
      3. The Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. The matter was tried before a judge only and has been fully briefed. A favorable decision is expected forthwith.
      4. The Bank is a defendant in a lawsuit pending in the 22nd Judicial District Court in St. Tammany Parish. The issues involved the clearing of a safety deposit box at the Gause branch by a notary with authority from the court to do so in the succession of the owner of the box. The causes of action against the Bank are unclear and the case is in the discovery stages.
It is doubtful that the Bank has any exposure.
      5. The Bank entered into an agreement with a company for disaster protection. The company had a contract to provide technical and physical backup in the event the Bank's data systems were impaired by a natural disaster. When Katrina hit, however, the company woefully failed to provide the services agreed and the Bank has made demand for payment of $901,992.50. The Bank filed suit which is set for trial March 24, 2008 before a jury. The company has counterclaimed for some $75,000 in fees.


Item 4 Submission of Matters to a Vote of Security Holders
       There were no matters submitted, during the fourth quarter of fiscal year 2007 to a vote of security holders, through the solicitation of proxies.


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

Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2006, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2007, the Company had approximately 589 shareholders of record. There were no dividends declared on the Company common stock for the years ended 2007 or 2006.


2007

	                            High	        Low
First Quarter                    31.00          29.75
Second Quarter                       -              -
Third Quarter                        -              -
Fourth Quarter                       -              -

2006

                                  High            Low
First Quarter                        -              -
Second Quarter                       -              -
Third Quarter	               28.00          19.00
Fourth Quarter	                   -              -



	No dividends were paid on shares of Company Common stock in 2007 or 2006.


Annual Shareholders Meeting
	The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 8, 2008 at 3:30 p.m.


Independent Auditors
       LaPorte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958.


Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2007, 2006, and 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company.

Hurricane Katrina Disclosure
       Management expects insurance proceeds for storm damages caused by Hurricane Katrina to cover the majority of damages sustained to the Bank's branches. Of the 7 branch locations that were affected by Hurricane Katrina, only the Carrollton branch was not reopened. Repairs to several of the Bank's buildings are ongoing. The Company's management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.


Overview
	The Company provides a full range of quality financial services in selected market areas. As of December 31, 2007, the Company's total assets were $105,270,000 as compared to $105,171,000 at December 31, 2006.
	Loans comprise the largest single component of the Bank's interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank's loans totaled $55,820,000, and $57,335,000 net of unearned discount and Allowance for Loan Losses at December 31, 2007, and 2006. The Bank's net interest margin was 8.04% for the year ended December 31, 2007.
	Historically, credit card loans have been an important part of the Bank's total loan portfolio. However, the Bank has been diversifying its earning assets into commercial and installment loans. At December 31, 2007, credit card loans were $9,064,000 and represented 16.24% of the Bank's loan portfolio of $55,820,000. At December 31, 2006, credit card loans were $9,995,000 and represented 17.43% of the Bank's loan portfolio of $57,335,000.
	The Bank's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its proprietary accounts, so long as it can maintain the minimum required Tier 1 leverage ratio required. The Bank focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.


Results of Operations

Net Income - December 31, 2007 Compared to December 31, 2006

	The Company's net income for the year 2007 was $1,477,000 or $8.24 per share, a decrease of $653,000 from the Company's net income of $2,130,000 in 2006. Net income for the year 2005 was $468,000. The most significant contributing factor within the non-interest income and expense category for 2007 is a decrease of $514,000 in non-interest income. This decrease was due mainly to a gain on insurance settlement. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. This was offset by an increase of $87,000 from the gain of an OREO sale of $88,000 in 2007, as compared to a minimal gain of $1,000 on sold OREO in 2006.
       Non-interest expense increased $24,000. The major component of this increase was the recovery of $202,000 during 2006 due to insurance recovery of damages sustained during Hurricane Katrina in 2005 as compared to the recovery of $1,200 during 2007. This was offset by a decrease in Other Real Estate write-downs of $241,000. During 2007, the write-down on Other Real Estate parcels was $24,000 compared to a write-down of $265,000 in 2006.
       Income tax expense decreased $217,000 in 2007 compared to the same period last year from $938,000 in 2006 to $721,000 in 2007 due to the decrease in pretax net income of $870,000 from 2006 to 2007.


Net Income - December 31, 2006 Compared to December 31, 2005

	The Company's net income for the year 2006 was $2,130,000 or $11.89 per share, an increase of $1,662,000 from the Company's net income of $468,000 in 2005. The most significant contributing factor within the non-interest income and expense category for 2006 is a decrease of $1,143,000 in non-interest expenses. Salaries and employee benefits decreased $499,000. This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank's core processing, thereby reducing staff, and also staff not returning after Hurricane Katrina. Occupancy expense decreased $324,000 and rental expense was reduced by $207,000 in 2006 post Katrina due to two branch offices that were not able to reopen and one branch office wherein
only the drive-in facility was operating.    Depreciation expense increased
$58,000 due to the purchase of equipment necessary to facilitate outsourcing the Bank's core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane Katrina. Disaster recovery services decreased $136,000 from an expense of $77,000 in 2006 to a recovery of $59,000 from insurance proceeds. Estimated loss (recovery) contingency decreased $432,000 due to the insurance recovery of damages sustained during Hurricane Katrina of $202,000 in 2006 from an expense of $230,000 in 2005. ORE expenses increased $228,000 due mainly to $265,000 write-down of one ORE property in 2006.
	Non-interest income decreased $51,000, due mainly to a decrease in deposit related fees of $192,000 of which $139,000 was due to the reduction of fees collected on overdrawn accounts. Other Real Estate income decreased $245,000 due to the gain on the sale of an ORE property of $235,000 in 2005 as compared to a gain of $1,000 in 2006. Other income decreased $173,000 in 2006 due mainly to the Bank receiving $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed on in February 2005. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006.
       Income tax expense increased $795,000 in 2006 compared to the same period last year from $143,000 in 2005 to $938,000 in 2006 due to the increase in net income from $612,000 in 2005 to $3,067,000 in 2006.


Net Interest Income/Margin - December 31, 2007 Compared to December 31, 2006

       Net interest income which is total interest income (including fees)
less total interest expense was $7,804,000 in 2007 compared to $8,424,000 in 2006. Net interest income for 2005 was $7,084,000.
       Interest on earning assets decreased $420,000 from $9,037,000 in 2006 to $8,617,000 in 2007. Interest income on federal funds sold decreased $467,000 due to a decrease in the average balance of $10,161,000 from $36,360,000 in 2006 as compared to $26,199,000 in 2007. This decrease was due primarily to the decrease in the average balance of deposits which decreased $17,131,000 from $109,103,000 in 2006 to $91,972,000 in 2007. The customers who had received insurance proceeds and road home money have used these funds to repair or replace property damaged by Hurricane Katrina. Interest income on investment securities decreased $88,000 from $531,000 earning 2.96% in 2006 to $443,000 earning 3.58% in 2007 due to $6,000,000 in called or matured securities resulting in a decrease of average balances from $17,939,000 in
2006 to $12,370,000 in 2007. Taxable-equivalent income on loans increased $135,000 or 2.01%, from $6,731,000 in 2006 to $6,866,000 in 2007. This increase primarily resulted from an increase of $784,000 in the average balance of loans from $57,718,000 in 2006 to $58,502,000 in 2007.
	Interest on deposits increased $225,000 from $475,000 in 2006 to
$700,000 in 2007.   This increase resulted primarily from an increase in the
rates paid from .88% in 2006 to 1.52% in 2007.


Net Interest Income/Margin - December 31, 2006 Compared to December 31, 2005

       Net interest income which is total interest income (including fees) less total interest expense was $8,424,000 in 2006 compared to $7,084,000 in 2005.
        Interest on earning assets increased $1,468,000 from $7,569,000 in 2005 to $9,037,000 in 2006. Taxable-equivalent income on loans decreased $50,000 or .74%, from $6,781,000 in 2005 to $6,731,000 in 2006. This decrease primarily resulted from a decrease of $3,111,000 in the average balance of loans from $60,829,000 in 2005 to $57,718,000 in 2006. Interest income on federal funds sold increased $1,479,000 due to an increase in the average balance of $27,957,000 from $8,403,000 in 2005 as compared to $36,360,000 in
2006. The additional funds sold was attributable to additional funds on deposit from customers receiving insurance proceeds and FEMA monies post Katrina. Due to the uncertainty of how long the funds would remain in customer's accounts, the Bank chose to invest the additional monies in overnight Federal Funds. In addition, Federal Funds rates paid increased from 3.52% in 2005 to 4.88% in 2006. Interest income on investment securities increased $39,000 from $492,000 earning 2.51% in 2005 to $531,000 earning
2.96% in 2006 due to several step-up rates in government agencies held for investment.
	Interest on deposits increased $156,000 from $319,000 in 2005 to $475,000 in 2006. This increase resulted primarily from an increase in the rates paid from .67% in 2005 to .88% in 2006.


TABLE 1 Average Balances, Interests and Yields

		                 2007 			2006 			2005
	             Average		     Average	         Average
	             Balance Interest Rate Balance Interest Rate Balance Interest
Rate
(Dollars in Thousands)
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of
  Unearned income (1)(2)
                      58,502 6,866 11.74%  57,718 6,731 11.66% 60,829  6,781
11.15%
Investment securities
                      12,370   443  3.58%  17,939   531  2.96% 19,567    492
2.51%
Federal funds sold    26,199 1,308  4.99%  36,360 1,775 	4.88%  8,403    296
3.52%
  Total Interest-Earning Assets
                      97,071 8,617  8.88% 112,017 9,037 	8.07%	88,799  7,569
8.52%
Cash and due from banks
                       3,946                6,084                  6,475
Allowance for loan Losses
                      (1,803)              (1,804)                (1,797)

Premises and equipment 4,001                2,334 			 2,124
Other Real Estate	     1,105 	                894                    633

Other assets	     1,284                1,517                  1,392
  TOTAL ASSETS       105,604              121,042                 97,626

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits	    15,487 	214   1.38%	 18,313  158      0.86%	14,866    83
0.56%
 Savings deposits	    24,505 	271 	1.11%  30,273  177 	0.58%	26,712   134
0.50%
 Time deposits	     6,181 	215 	3.47%	  5,576  140 	2.51%  6,154   102
1.66%
  Total Int-Bearing Deposits
                      46,173 	700 	1.52%  54,162  475 	0.88%	47,732   319
0.67%

Long-Term debt	     1,544 	113 	7.30%   1,843  138 	7.48%	 2,169   164
7.56%
  Total Interest-Bearing Liabilities
                      47,717 	813 	1.70%  56,005  613 	1.09% 49,901   483
0.97%
Non-interest-bearing deposits
                      45,799               54,941                 39,458

Other liabilities	     2,199                1,783                  1,256
Shareholders' equity   9,889                8,313                  7,011

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY 105,604             121,042                 97,626

Net Interest Income	    7,804                8,424                  7,086

Net Interest Spread			7.17%			      6.97%
	7.56%
Net Interest Margin			8.04%			      7.52%
	7.98%
(1) Fee income relating to loans of $452,000 in 2007, $586,000 in 2006 and
$663,000 in 2005 is included in interest income.
(2) Non-accrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.


Table 2 Rate/Volume Analyses (1)



 	                   2007 Compared to 2006	       2006 Compared to 2005
	             Change In Interest		  Change in Interest
	                    Due to          Total	        Due to          Total
(Dollars in Thousands)	Rate	Volume	Change	Rate	Volume	Change

Net Loans	              44 	    91       135        297     (347)      (50)
Investment Securities	  77    (165)      (88)        80      (41)       39
Federal Funds Sold	  29 	  (496)	(467)    	494      985     1,479
  Total Interest Income	 150    (570)	(420)  	871 	   597     1,468


Deposits:
 Demand Deposits	        80    (24)        56        56        19        75
 Savings Deposits	       128    (34)        94        25        18        43
 Time Deposits	        60     15         75        48       (10)       38
  Total Int-Bearing Dep	 268    (43)       225       129        27       156

Long-Term Debt	        (3)   (22)       (25)       (1)      (25)      (26)
  Total Interest Expense 265    (65)       200       128         2       130

(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.


Interest Sensitivity Gap Analysis
	The major elements management utilizes monthly to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Bank's policy not to invest in derivatives in the ordinary course of business. The Bank performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company's balance sheet at December 31, 2007, has a net interest sensitive asset gap of 33.71% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 5.55%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2007, as well as the cumulative position at December 31, 2007:

TABLE 3 Asset/Liability and Gap Analysis


			             December 31, 2007
                   1-30	   31-60   1-90	91-365   1 Year-	  Over
	             Days     Days   Days     Days   5 Years 5 Years Total
(Dollars in Thousands)

Total
 Earning Assets
Securities-HTM	      -   3,000  5,000 	      -       - 	  -   8,000
Securities - AFS	      -       -     - 	      -      740    -     740
Loans	             11,715   2,744  3,413 	  28,753   8,794  401  55,820
Federal
 Funds sold	       27,490      - 	   - 	      -        -    -  27,490
Total
 Earning Assets	 39,205   2,744   6,413   33,753   9,534  401  92,050
Non
 Earning Assets	      - 	  -       - 	 -  13,220    -  13,220

TOTAL ASSETS	 39,205   2,744   6,413   33,753  22,754  401 105,270
 Interest-Bearing Liabilities
Savings &
 Now accounts	 35,936       -       -      204       -    -  36,140
Money market	  4,248 	  -       -        -       -        4,248
CD's < $100,000	    519 	476     343    2,882   1,391    -   5,611

CD's > $100,000	      - 	100     900    1,025     235    -   2,260
Notes payable	      - 	  - 	    -        -   1,543    -   1,543
Total Int-
 Bearing
  Liabilities	 40,703     576 	1,243    4,111   3,169    -  49,802
Non Costing
Liabilities	        1,518 	  -       -        -  53,950    -  55,468

TOTAL LIABILITIES	 42,221     576   1,243    4,111  57,119    - 105,270

Interest
 Sensitivity Gap	 (1,498)  2,168 	5,170   29,642  6,365   401  42,248
Cumulative Gap	 (1,498)    670   5,840   35,482 41,847 42,248
Cumulative Gap/Total Assets
                    -1.42%  0.64%	5.55%   33.71%  39.75%	40.13%

Provision for Loan Losses
	Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.
       At December 31, 2007 and December 31, 2006 the allowance for possible loan losses was $1,800,000. In 2007, the provision for loan losses was $277,000 compared to $564,000 in 2006. Net charge-offs were $277,000 in 2007 compared to $677,000 in 2006. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.


TABLE 4 Allowance for Loan Losses



                                      December 31,
		                          2007 	2006
		                    (Dollars in Thousands)

Balance at beginning of period	$1,800 	$1,913
Charge-Offs:
 Commercial		                      32          22
 Real estate		                11          58
 Installment		                15         150
 Credit Cards		               424         704
Total Charge-offs		               482         934
Recoveries:
 Commercial		                       3          20
 Real estate		                 0           0
 Installment		                 7          24
 Credit Cards		               195         213
Total Recoveries		               205         257
Net charge-offs		               277         677
Provision for loan losses		   277         564

Balance at end of period		$1,800 	$1,800
Ratio of net charge-offs during period
to average loans outstanding		  0.47%	  1.17%
Allowance for possible loan losses as a
 percentage of loans		        3.12%	  3.04%




Non-interest Income
	An important source of the Company's revenue is derived from non-interest income.
	For the year 2007 non-interest income decreased $514,000. This decrease was due mainly to a gain on insurance settlement. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. This was offset by an increase of $87,000 from the gain of an OREO sale of $88,000 in 2007, as compared to a minimal gain of $1,000 on sold OREO in 2006.
       For the year 2006 non-interest income decreased $51,000, due mainly to a decrease in deposit related fees of $196,000 of which $139,000 was due to the reduction of fees collected on overdrawn accounts. Other Real Estate income decreased $245,000 due primarily to the gain on the sale of an ORE property of $235,000 in 2005 as compared to a gain of $1,000 in 2006. Other income decreased $173,000 in 2006 due mainly to the Bank receiving $141,000 as beneficiary of two insurance policies on the life of the Bank's president, Mr. James Comiskey, who passed in February 2005. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006.
       The following table sets forth the major components of non-interest income for the last two years.


TABLE 5 Non-interest Income



				                              $ Change
	                                December 31,  From Prior
		                       2007        2006       Year
	(Dollars in Thousands)

Service Charges		            277         337        (60)
NSF Charges		                  315         270         45
Gain on Sale of Securities            0           0          0
Cardholder & Other Cr Card Inc	543         608        (65)
Other Comm. & Fees		       65          60          5
ORE Income		                    0           0          0
Gain on Sale of ORE		       88           1         87
Gain on Insurance Settlement	        0         600       (600)
Other Income		            139          65         74

   Total Non-interest Income	   $1,427      $1,941      ($514)


 Non-interest Expense
	The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
       For the year 2007 non-interest expense increased $24,000. The major component of this increase was the recovery of $202,000 during 2006 due to insurance recovery of damages sustained during Hurricane Katrina in 2005 as compared to the recovery of $1,200 during 2007. This was offset by a decrease in Other Real Estate write-downs of $241,000. During 2007, the write-down on Other Real Estate parcels was $24,000 compared to a write-down of $265,000 in 2006.
       The most significant factor during 2006 is a decrease of $1,143,000. Salaries and employee benefits decreased $499,000. This decrease is directly attributable to the Bank outsourcing its credit card operations and the Bank's core processing, thereby reducing staff, and also staff not returning after Hurricane Katrina. Occupancy expense decreased $324,000 and rental expense was reduced by $207,000 in 2006 post Katrina due to 2 branch offices that were not able to reopen and one branch office wherein only the drive-in facility was operating. Depreciation expense increased $58,000 due to the purchase of equipment necessary to facilitate outsourcing the Bank's core processing, in addition to the replacement of equipment, furniture and fixtures destroyed by Hurricane Katrina. Disaster recovery services decreased $136,000 from an expense of $77,000 in 2005 to a recovery of $59,000 from insurance proceeds. Estimated loss (recovery) contingency decreased $432,000 due to the insurance recovery of damages sustained during Hurricane Katrina of $202,000 in 2006 from an expense of $230,000 in 2005. ORE expenses increased $228,000 due mainly to $265,000 write-down of one ORE property in 2006.
	The following table sets forth the major components of non-interest expense for the last two years:

TABLE 6 Non-interest Expenses



                                                      $ Change
	                              December 31,     From Prior
		                         2007        2006      Year
	                                  (Dollars in Thousands)

Salaries & Benefits                 2,749       2,689        60
Occupancy Expense		            1,058 	1,080 	(22)
Advertising Expense		          9 	    5         4
Communications		              163 	  171        (8)
Postage		                     59          66        (7)
Outsourcing Fees		            1,432       1,406        26
Loan & Credit Card Expense		  125         132        (7)
Professional Fees		              202         173        29
Legal Fees		                    103         119       (16)
Insurance & Assessments		         76          83        (7)
Stationery, Forms & Supply		  111         143       (32)
Promotional Expenses		         74          68         6
ORE Expenses		               87         389      (302)
Misc. Losses		              100           5        95
Estimated Loss (Recovery) Contingency   0        (202)      202
Other Operating Expense		        410         407         3
   Total Non-interest Expense	     $6,758      $6,734       $24


 Provision for Income Taxes
	Income tax expense for 2007 was $721,000 compared to $938,000 in 2006, and an income tax expense of $143,000 in 2005. The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks. The Company's effective tax rate approximated statutory rates.


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


Liquidity
       The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. These are sources of liquidity that the Bank has not fully utilized. The Bank, nevertheless, has maintained adequate liquidity through the sale of federal funds. Traditionally, liquidity sources for the Bank are generated from operating activities and financing activities.
	Net cash from operating activities primarily results from net income adjusted for the following non-cash items: the provision for loan losses; depreciation and amortization; fair value adjustments on foreclosed property; and deferred income taxes or benefits.
	Significant financing activities generally include core deposits, securities sold under agreements to repurchase, and long-term debt. The Bank anticipates capital needs will be met from the growth in retained earnings.
	Financing activity cash flows from deposits, which decreased 4.13% to $89,666,000 in 2007 from $93,531,000 in 2006, or $3,865,000, was the primary reason for the decrease in liquidity. As customers utilize their insurance proceeds for purchasing new homes or making repairs for the damages caused by Katrina, they are withdrawing the funds in their accounts. Management anticipated this fact and therefore has invested the funds in readily available Federal Funds Sold to correspondent banks. The Bank had unused sources of liquidity in the form of unused federal funds lines of $4,000,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank's principal amount of unpledged investment securities. The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints. Management believes that its core deposit strength minimizes the risk of deposit runoff.


Loans
	The loan portfolio is the largest category of the Bank's earning assets.
The following table summarizes the composition of the loan portfolio for the last two years:


TABLE 7 Loans Net by Category


		                         December 31,
		                        2007       2006
		                   (Dollars in Thousands)


Commercial, financial, &           2,754      3,491
agricultural
Real estate-mortgage		    43,513     42,557
Personal Loans		           2,175      2,215
Credit cards		           9,064      9,995
Overdrafts		                   114        877

  Loans		                57,620     59,135


Less:
Allowance for possible loan losses 1,800      1,800
 Loans, net		               $55,820    $57,335



       At December 31, 2007 total loans outstanding were $55,820,000 and $57,335,000 at December 31, 2006. Average total loans during 2007 increased $784,000 or 1.36%, to $58,502,000 from $57,718,000 at December 31, 2006.
       The Bank experienced an increase of $956,000 in real estate loans from $42,557,000 in 2006 to $43,513,000 in 2007, which was offset by a decrease in credit card loans of $931,000, a decrease in commercial loans of $737,000, a decrease of 763,000 in overdrafts and a decrease in personal loans of $40,000.
       In 2005 the Bank experienced a decrease of $3,656,000 in real estate loans from $43,543,000 in 2004 to $39,887,000 in 2005, a decrease in credit card loans of $1,747,000, a decrease in personal loans of $908,000, and a decrease in commercial loans of $49,000. The Bank lost several seasoned lenders during the first quarter of 2005. Loan production was down until lenders were replaced. In addition, Management has noted strong housing appreciation in undamaged housing in the Gulf Coast areas which were impacted by the 2005 hurricanes. When a significant portion of the housing stock has been destroyed, the law of supply and demand dictates that the remaining houses will dramatically increase in value. We feel the gains don't accurately reflect normal market conditions as the market will likely experience significant, unpredictable shifts during the next two years. Therefore, Management has been extremely conservative when considering appraisal values as collateral on real estate.

       The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2007:


TABLE 8 Loan Maturity and Interest Rate Sensitivity


		 	                      December 31, 2007
			                         Maturing
		                       Within   One To    Over
		                     One Year	 5 Years  5 Years	   Total
			(Dollars in Thousands)
Loan Maturity by Type
Commercial, financial and
 agricultural		          2,513        243        0     2,756
Real estate construction, land
 and land development		   37,562      5,341      611    43,514
All other loans		          1,956      9,394        0    11,350
    Total		              $42,031    $14,978     $611   $57,620


Rate Sensitivity of Loans
Loans:
 Fixed rate loans		         38,214     14,978      611    53,803
 Variable rate loans		    3,400          0        0     3,400
 Non-Accrual Loans		      417          0        0       417
    Total		              $42,031    $14,978     $611   $57,620



	As of December 31, 2007 and 2006, the Bank's recorded investment in loans that are considered impaired under SFAS 114 totaled $417,000 and $68,000, respectively.


Non-performing Assets
       Non-performing assets consist of non-accrual and restructured loans and other real estate owned. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. Other real estate owned is real property acquired by foreclosure or deed taken in lieu of foreclosure.
	Non-performing assets at December 31, 2007 were $1,453,000 and $1,233,000 at December 31, 2006. During 2007, non-accrual loans increased by $349,000 and other real estate owned decreased $129,000. At December 31, 2007, and 2006, there were no restructured loans.
	Since December 31, 2006, the ratio of past due loans to total loans has decreased from 2.52% to .85% at December 31, 2007. During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from a low of 2.04% at December 31, 2006, to a high of 2.48% at December 31, 2007. The allowance for possible loan losses as a percent of period-end loans increased to 3.12% at December 31, 2007, compared to 3.04% at December 31, 2006. Management believes the allowance for possible loan losses is dequate to provide for losses inherent in the loan portfolio.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. For 2007, the gross amount of interest income that would have been recorded on non-accrual loans at December 31, 2007, if all such loans had been accruing interest at the original contract rate, was $31,000.


TABLE 9 Non-performing Assets


		                            December 31,
		                         2007         2006
		                      (Dollars in Thousands)

Non-accrual Loans		              417           68
Restructured Loans		          0            0
Other Real Estate Owned		      1,036        1,165
  Total Non-performing Assets	     $1,453       $1,233
Loans past due 90 days or more	  488        1,491
Ratio of past due loans to loans	 0.85%        2.52%
Ratio of non-performing assets to loans
 and other real estate owned		 2.48%        2.04%


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


Table 10 Allocation of Allowance for Possible Loan Losses



			                  December 31, 2007	    December 31, 2006
			                Allowance   % *       Allowance    % *
			                  (Dollars in Thousands)
Non-accrual loans			         163   0.72%            34    0.11%
Substandard/Impaired/Doubtful	         591  14.17%           627    0.12%
Construction loans		         201  12.62%	         -       -
Commercial, financial
and agricultural			         287  49.74%	       370    62.58%
Consumer Installment			    48   6.82%            50     6.99%
Credit Cards			         501  15.73%	       716    16.90%
Overdrafts			                 9   0.20%		   3     1.48%
     Total			             1,800 		     1,800

* Percentage of respective loan type to total loans.


Investment Securities
	The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank's Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $8,740,000 at December 31, 2007, and $14,536,000 at December 31, 2006. The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities. Although credit risks are minimal, interest rates and their respective interest income is subject to risk due to fluctuating interest rates. The average maturity of the securities portfolio was one year or less at December 31, 2007. At year-end 2007, $740,000 of the Company's investment securities were classified as available-for-sale, compared to $536,000 at December 31, 2006. The gross unrealized holding gains on these securities at December 31, 2007 were $437,000 and $218,000 at December 31, 2006.
	There were no investments and no obligations of any one state or municipality at December 31, 2007, or 2006.
	At December 31, 2007, and 2006 the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.
	The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities

				                      December 31,
			                    2007                   2006
			            Amortized    Fair     Amortized      Fair
			              Cost	Value	       Cost   	Value
			                       (Dollars in Thousands)

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies	   8,000    7,997        14,000    13,815
Other investments			     302      740           318       536
    Total			        $8,302   $8,737       $14,318   $14,351



TABLE 12 Securities Maturities and Yields


			                       December 31, 2007
			                   Amortized     Fair        Average
			                      Cost      Value       Yield (2)
(Dollars in Thousands)

Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less			       -         -
Due 1-5 years			             - 	     -
    Total			                   - 	     - 	     -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less			   8,000      7,997        4.31%
Due 1-5 years
    Total			              $8,000     $7,997        4.31%

(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.

   Below is a table of equity securities that are included in Investment Securities at December 31, 2007 (dollars in thousands):

TABLE 13 Other Securities

Mississippi River Bank	           613
Liberty Financial Services, Inc.	96
Business Resource Capital	      20
MasterCard International	      11
 Total Other Securities	          $740


Deposits
	Total deposits at December 31, 2007 were $89,666,000 which represented a decrease of $3,865,000 or 4.13% from $93,531,000 at December 31, 2006.
During 2007, interest bearing deposits increased by $2,175,000. Core deposits, the Bank's largest source of funding, consists of all interest bearing and non-interest bearing deposits except certificates of deposits over $100,000.
Core deposits are obtained from a broad range of customers. Average core deposits decreased $17,872,000 or 16.44% to $90,868,000 in 2007. Market rate core deposits, primarily CD's of less than $100,000 and money market accounts, decreased $177,000 in 2007.
	Non-interest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average non-interest bearing demand deposits represented 50.40% of average core deposits in 2007 compared to 50.53% in 2005.
	The average amount of, and average rate paid on deposits by category for the period shown are presented below:


TABLE 14 Selected Statistical Information


                                         December 31,
			                  2007                2006
			                 Average	       Average
			                  Amount    Rate	  Amount     Rate
			(Dollars in Thousands)

Non-interest-bearing Deposits	     $45,799     N/A     $54,941      N/A
Interest-bearing Demand Deposits	15,487    1.38%     18,313     0.86%
Savings Deposits			      24,505    1.11%     30,273     0.58%
Time Deposits			       6,181    3.47%      5,576     2.51%
   Total Average Deposits	     $91,972            $109,103


 	The composition of average deposits for the last two years is presented below:

TABLE 15 Deposit Composition


			                      December 31,
			                  2007                2006
				             (Dollars in Thousands)

			                Average    % Of       Average     % Of
			               Balances   Deposits    Balances  Deposits
Demand, non-interest-bearing	     45,799    49.80%      54,941     50.36%
NOW accounts			     11,728    12.75%      14,513     13.30%
Money market deposit accounts		3,759     4.09%       3,800      3.48%
Savings accounts			     24,505    26.64%      30,273     27.75%
Other time deposits		      5,077     5.52%       5,213      4.78%
Total core deposits		     90,868    98.80%     108,740     99.67%
Certificates of deposit of
   $100,000 or more 			1,104     1.20%         363      0.33%
Total deposits		          $91,972   100.00%    $109,103    100.00%



       The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

TABLE 16 Maturity Distribution of Time Deposits $100,000 or More



				                   December 31,
				                  2007      2006
				               (Dollars in Thousands)

Three months or less				1,000 	200
After three months through one year		1,025 	305
Over one year through three years	        235         0
    Total				           $2,260      $505



Other Assets and Other Liabilities
	Other liabilities increased $2,308,000 mainly due to insurance proceeds that will be used to complete the repairs on property damaged by Hurricane Katrina.


	The following are summaries of other assets and other liabilities for the last two years:

TABLE 17 Other Assets & Other Liabilities


Other Assets		     December 31,
		                 2007    2006
		           (Dollars in Thousands)

Interest Receivable		285 	 416
Prepaid Expenses		      361    281
Accounts Receivable		 69    129
Cash Surrender Value		209    267
Other Assets		        0      4
   Total Other Assets	     $924 $1,097


Other Liabilities		        December 31,
		                  2007       2006
		(Dollars in Thousands)

Accrued Expenses Payable		225 	284
Deferred Membership Fees		 17    21
Blanket Bond Fund		             50    50
Other Liabilities		          2,577 	206
   Total Other Liabilities       $2,869  $561



Borrowings
	The Company's long-term debt is comprised primarily of debentures which will be due July 5, 2009. Each $500 debenture is secured by a pledge of
51.07 shares of the Bank's stock.
       The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $4,000,000 with a correspondent bank. The
Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.


Shareholders' Equity
	Shareholders' equity at December 31, 20067 was $10,740,000, an increase of $1,617,000 or 17.72% from $9,123,000 at December 31, 2006, and amounted to
10.20% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $1,472,000 or 16.64% to $10,318,000 at December 31, 2007, from
$8,846,000 at December 31, 2006.
       During 2007, the increase in shareholder's equity was primarily attributable to net income of $1,476,000, a decrease in Preferred Stock of $7,000, and an increase in capital in excess of par-retired Preferred Stock of $3,000. In addition, there was a increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $145,000.
	No dividends were paid on shares of Company Common Stock in 2007 or 2006.
       Shareholders' equity at December 31, 2006, was $9,123,000, an increase of $2,058,000 or 29.13% from $7,065,000 at December 31, 2005, and amounted to
8.67% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $2,113,000 or 31.38% to $8,846,000 at December 31, 2006, from
$6,733,000 at December 31, 2005.
       During 2006, the increase in shareholder's equity was primarily attributable to net income of $2,130,000, a decrease in Preferred Stock of $28,000, and an increase in capital in excess of par-retired Preferred Stock of $12,000. In addition, there was a decrease in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $55,000.
	No dividends were paid on shares of Company Common Stock in 2006 or 2005.
	The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company's internal capital growth rate (net income less dividends declared as a percentage of average shareholders' equity) for 2007 was 14.93% compared to 25.62% in 2006. The ratio of average shareholders' equity to average assets was 9.36% and 6.87% in 2007 and 2006, respectively.
	At December 31, 2007, the Company's primary capital ratio as defined by the FRB was 11.19%, compared to 9.82% in 2006. The total capital ratio was 11.19% at December 31, 2007, and 9.82% in 2006, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.
	The Bank's leverage ratio (Tier 1 capital to total assets) at December 31, 2007, was 10.31% compared to 9.27% at December 31, 2006, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.
	The Company's ratios are in excess of the FRB's requirements, as indicated in the Capital Adequacy schedule below:


Table 18 Capital Adequacy

	                   December 31,
	              2007             2006
	      Amount     Percent      Amount    Percent
		          (Dollars in Thousands)

Tier I capital
  Actual	                   10,740 	15.84%        9,123 	15.06%
  Minimum	                    2,715      4.00%        2,425      4.00%
  Excess	                    8,025 	11.84%        6,698 	11.06%
Total risk-based capital
  Actual	                   11,599 	17.11%	  9,893 	16.33%
  Minimum                       5,425      8.00%	  4,845      8.00%
  Excess	                    6,174      9.11%        5,048      8.33%
Tier I capital leverage ratio
  Actual	                   10,740 	10.17%	  9,123      7.54%
  Minimum	                    4,220 	 4.00%        4,845      4.00%
  Excess	                    6,520 	 6.17%        4,278      3.54%


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


Bank Regulation
	The Bank is subject to examination and regulation by the FDIC.   The
Bank is chartered under the banking laws of the State of Louisiana and is subject to the supervision of, and regular examination by, the OFI. As an affiliate of the Bank, the Company is also subject to examination by the OFI. In addition, the deposits of the Bank are insured by the Deposit Insurance
Fund ("DIF") thereby rendering the Bank subject to the provisions of the Federal Deposit Insurance Act ("FDIA") and, as a state nonmember bank, to supervision and examination by the FDIC. The FDIA requires the FDIC approval of any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations that place restrictions on loans by FDIC-insured banks to their directors, executive officers, and other controlling persons.
	In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which substantially revises the bank regulatory and funding provisions of the FDIA and makes revisions to several other federal banking statues. Among other things, the FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The Bank has capital levels above the minimum requirements. In addition, an institution that is not well capitalized is generally prohibited form accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to "pass through" insurance coverage for certain employee benefit accounts. The FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution's capital plan for such plan to be acceptable. The FDICIA contains numerous other provisions, including new account, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. The FDICIA also required that a depository institution provide 90 days prior notice of the closing of any branches.
	Furthermore, all banks are affected by the credit policies of other monetary authorities, including the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The FRB's monetary policies have had a significant effect on the operating results of commercial banks in the past, and the Company expects this trend to continue in the future.


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


Sarbanes-Oxley Act of 2002
	The following is a brief summary of some of the provision of the Sarbanes-Oxley Act of 2002 ("SOX") that affect the Company and the Bank. It is not intended as an exhaustive description of SOX or its impact on us.
	SOX instituted or increased various requirements for corporate governance, board of director and audit committee composition and membership, board duties, auditing standards, external audit firm standards, additional disclosure requirements, including CEO and CFO certification of financial statements and related controls, and other new requirements.
	Board of directors are now required to have a majority of independent directors, and audit committees are required to be wholly independent, with greater financial expertise. Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors' fees. Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation, and limitations over non-audit services. Penalties for non-compliance with existing and new requirements were established or increased.
	In addition, Section 404 of SOX currently requires that by the end of 2006, our management perform a detailed assessment of internal controls and report thereon as follows:

1.	We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting
2.	We must present an assessment, as of the end of the December 31,
2007 fiscal year, of the effectiveness of the internal control structure and procedure for our financial reporting, and
3.	We must have our auditors attest to, and report on, as of the end of the December 31, 2008 fiscal year, the assessment made by management. The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

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

Laport, Sehrt, Romig & Hand
Certified Public Accountants


To the Board of Directors

BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

 	We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. (the Company) and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ LaPorte, Sehrt, Romig and Hand
A Professional Accounting Corporation

Metairie, Louisiana

February 27, 2008

110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958 504-835-5522 Fax 504-835-5535
5100 Village Walk, Suite 202, Covington, La 70433-4012  985-892-5850
Fax 985-892-5956
5153 Bluebonnet Boulevard, Suite B, Baton Rouge, La 70809-3076 225-296-5150 Fax 225-296-5151
WWW. LAPORTE.COM
RSM McGladrey Network
An Independently Owned Member

				BOL BANCSHARES, INC. & SUBSIDIARY
			CONSOLIDATED BALANCE SHEETS
					ASSETS
								          December 31,
									2007            2006

Cash and Cash Equivalents
  Non-Interest Bearing Balances and Cash      $  4,161,408    $  4,814,778
Federal Funds Sold                              27,490,000      23,750,000

Total Cash and Cash Equivalents                 31,651,408      28,564,778
Investment Securities
 Securities Held-to-Maturity (Fair Value of
  $7,997,180in 2007 and $13,814,690 in 2006)     8,000,000      14,000,000
 Securities Available-for-Sale, at Fair Value      739,676         535,517
Loans - Less Allowance for Loan Losses of
 $1,800,000 in 2007 and 2006                    55,819,935      57,334,547
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)           6,923,048       2,285,414
Other Real Estate                                1,035,924       1,165,240
Other Assets                                       924,281       1,097,474
Deferred Taxes                                      80,645          88,532
Letters of Credit                                   94,934          99,420

Total Assets                                  $105,269,851    $105,170,922

The accompanying notes are an integral part of these financial statements.

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        December 31,
                                                     2007            2006
LIABILITIES
Deposits
 Non-Interest Bearing                        $ 41,407,597    $ 47,447,486
 Interest Bearing                              48,258,817      46,083,880
Notes Payable                                   1,543,201       1,544,201
Other Liabilities                               2,869,250         561,154
Letters of Credit Outstanding                      94,934          99,420
Accrued Interest                                  355,775         311,459
Total Liabilities                              94,529,574      96,047,600

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,081,857 Shares Issued and Outstanding in 2007
 2,089,334 Shares Issued and Outstanding in 2006 2,081,857       2,089,334
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in
2007 and 2006                                     179,145          179,145
Accumulated Other Comprehensive Income            421,934          276,959
Capital in Excess of Par - Retired Stock          140,892          137,901
Retained Earnings                               7,916,449        6,439,983
Total Stockholders' Equity                     10,740,277        9,123,322

Total Liabilities and Stockholders' Equity   $105,269,851     $105,170,922

                     BOL BANCSHARES, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME

                                               For the Years Ended
                                                  December 31,
                                               2007           2006      2005

INTEREST INCOME                            $8,617,125    $9,036,957 $7,569,237

INTEREST EXPENSE                              812,904       612,641    485,006

Net Interest Income                         7,804,221     8,424,316  7,084,231

PROVISION FOR LOAN LOSSES                     276,704       563,587    586,871

Net Interest Income
After Provision for Loan Losses              7,527,517     7,860,729 6,497,360

OTHER INCOME
Service Charges on Deposit Accounts           610,691       607,063    803,319
Gain on Insurance Settlement                        -       600,000         -
Other Non-Interest Income                     816,557       733,917  1,188,611

Total Other Income                          1,427,248     1,940,980  1,991,930

OTHER EXPENSES
Salaries and Employee Benefits              2,749,357     2,688,824  3,188,009
Occupancy Expense                           1,058,482     1,080,441  1,403,933
Estimated (Recovery) Loss Contingency(          1,200)     (202,442)   230,000
Other Non-Interest Expense                  2,950,938     3,167,473  3,055,426

Total Other Expenses                        6,757,577     6,734,296  7,877,368

INCOME BEFORE INCOME TAX EXPENSE            2,197,188     3,067,413    611,922

INCOME TAX EXPENSE                            720,722       937,807    143,433

NET INCOME                                 $1,476,466    $2,129,606   $468,489

EARNINGS PER SHARE OFCOMMON STOCK               $8.24        $11.89      $2.62

The accompanying notes are an integral part of these financial statements.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 For the Years Ended
                                                      December 31,
                                               2007          2006        2005
NET INCOME                                $,476,466    $2,129,606    $468,489

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
 Unrealized Holding (Losses) Gains on
  Investment Securities Available-for-
   Sale, Arising During the Period          144,975      (54,740)      55,440

OTHER COMPREHENSIVE INCOME (LOSS)           144,975      (54,740)      55,440

COMPREHENSIVE INCOME                     $1,621,441   $2,074,866     $523,929

The accompanying notes are an integral part of these financial statements.

                        BOL BANCSHARES, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                  Accumulated   Capital In
                                     Other       Excess of
                 Preferred  Common Comprehensive   Par     Retained
                   Stock     Stock     Income Retired Stock Earnings Total
BALANCE - January 1,
2005             2,157,853   179,145   276,259   101,863   3,841,888 6,557,008

Preferred Stock
 Retired           (40,609)        -         -    24,365           -   (16,244)

Other Comprehensive Income,
 Net of Applicable Deferred
  Income Taxes           -         -    55,440         -           -    55,440

Net Income for the
Year 2005                -         -         -         -     468,489   468,489

BALANCE - December 31,
2005             2,117,244   179,145   331,699   126,228   4,310,377 7,064,693

Preferred Stock Retired
                   (27,910)        -         -    11,673           -   (16,237)

Other Comprehensive Loss,
 Net of Applicable Deferred
 Income Taxes            -         -   (54,740)        -           -   (54,740)

Net Income for the
Year 2006                -         -         -         -   2,129,606 2,129,606

BALANCE - December 31,
2006             2,089,334   179,145   276,959   137,901   6,439,983 9,123,322

Preferred Stock Retired
                    (7,477)        -         -     2,991           -    (4,486)

Other Comprehensive Income,
 Net of Applicable Deferred
 Income Taxes            -         -   144,975         -           -   144,975

Net Income for the
 Year 2007              -         -          -         -   1,476,466 1,476,466

BALANCE - December 31,
2007           $2,081,857   $79,145   $421,934  $140,892 $7,916,449 $10,740,277

The accompanying notes are an integral part of these financial statements.

                   BOL BANCSHARES, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Years Ended
                                                 December 31,
                                              2007        2006       2005

OPERATING ACTIVITIES
 Net Income                             $1,476,466      $2,129,606  $468,489
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Loan Losses                276,704         563,587   586,871
  Write Down of Other Real Estate           24,493         265,000         -
  Depreciation and Amortization Expense    351,653         296,109   237,975
  (Increase) Decrease in Deferred Income
    Taxes                                  (66,800)        (24,584)   37,580
  (Gain) Loss on Sale or Disposal of Property
    and Equipment                                -         (99,451)    6,471
  Gain on Sale of Other Real Estate        (88,341)           (683) (235,000)
  Decrease (Increase) in Other Assets      173,193         (56,655)  (77,369)
  Increase (Decrease) in Other Liabilities and
    Accrued Interest Payable             2,352,412        (386,609)  319,067
Net Cash Provided by Operating Activities4,499,780       2,686,320 1,344,084

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment
  Securities Released at Maturity        6,000,000       5,000,000        -
 Proceeds from Sale of Available-for-Sale Investment
  Securities                                15,500               -        -
 Proceeds from Sale or Disposal of
  Property and Equipment                         -         152,400     1,251
 Purchases of Property and Equipment    (4,989,287)       (403,618) (325,267)
 Proceeds from Sale of Other Real Estate   300,000         380,000   585,000
 Purchases of Loans                              -        (109,624) (242,899)
 Net Decrease (Increase) in Loans        1,131,075      (1,671,256)5,402,230

 Net Cash Provided by Investing Activities
                                         2,457,288       3,347,902 5,420,315


The accompanying notes are an integral part of these financial statements.

                              BOL BANCSHARES, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                For the Years Ended
                                                      December 31,
                                           2007             2006        2005

FINANCING ACTIVITIES
 Net (Decrease) Increase in Non-Interest Bearing
  and Interest Bearing Deposits         (3,864,952)   21,883,923) 32,325,835
Federal Funds Repaid                             -              -  ( 350,000)
Preferred Stock Retired                     (4,486)        (16,237)  (16,244)
Proceeds from Issuance of Long-Term Debt         -       1,400,000         -
Principal Payments on Long-Term Debt        (1,000)     (2,001,206)  (42,510)

Net Cash (Used in)
  Provided by Financing Activities      (3,870,438)    (22,501,366)31,917,081

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        3,086,630     (16,467,144) 38,681,480

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR                      28,564,778      45,031,922   6,350,442

CASH AND CASH EQUIVALENTS -
 END OF YEAR                           $31,651,408     $28,564,778  $45,031,922


SUPPLEMENTAL DISCLOSURES:
Additions to Other Real Estate
 Through Foreclosure                      $106,836     $1,151,659   $278,578

Cash Paid During the Year for Interest    $768,588       $909,350   $459,950

Cash Paid During the Year for
 Income Taxes                             $783,704       $952,000    $55,777

Market Value Adjustment for Unrealized
 Gain on Securities Available-for-
  Sale                                    $219,659       $(82,939)   $84,000

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


 CASH AND DUE FROM BANKS
        The Bank considers all amounts Due from Banks and Federal Funds Sold, to be cash equivalents.

 	 The Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $2,168,500 and $3,588,500 for the years ended December 31, 2007 and 2006, respectively.


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

                     BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 NEW ACCOUNTING STANDARDS
	In June 2006, the FASB issued Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

	In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

	In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (as amended). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan as of the end of the fiscal year ending after December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 31, 2008.

	In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

	In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51). This Statement was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective for fiscal years, and interim periods with those fiscal years, beginning on or

                                     42
after December 31, 2008.

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

	 The net income (expense) from Other Real Estate totaled $1,014 in 2007, ($387,931) in 2006, and $85,754 in 2005, respectively. During the year ended December 31, 2007 and 2006, the bank wrote down Other Real Estate to appraised value, less cost to sell. As such, $24,493 and $265,000 was charged to operations in 2007 and 2006, respectively. In addition, during the year ended December 31, 2006 the Bank received insurance proceeds, for damages incurred on Other Real Estate, in excess of repairs made, resulting in a $600,000 gain included in Other Income on the Statement of Income.


NOTE C
 LOANS
        Major classification of loans is as follows:

                                            December 31,
                                          2007         2006

 Real Estate Mortgages:
  Residential 1-4 Family             $6,964,793   $8,910,361
 Commercial                          23,032,682   22,813,013
 Construction                         9,789,755    7,349,548
 Second Mortgages                     1,623,948    1,692,099
 Other                                2,101,669    1,792,055

                                     43,512,847   42,557,076

 Commercial                           2,754,150    3,491,341
 Personal                             2,175,194    2,214,607
 Credit Cards                         9,063,742    9,994,816
 Overdrafts                             114,002      876,707

                                     57,619,935   59,134,547
    Allowance for Loan Losses         1,800,000    1,800,000

                                    $55,819,935  $57,334,547

                          BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C
 LOANS (Continued)
        The following is a classification of loans by rate and maturity:
(Dollar amounts in thousands)

                                           December 31,
                                          2007       2006

 Fixed Rate Loans:
Maturing in 3 Months or Less           $11,644     $15,579
Maturing Between 3 and 12 Months        26,570      21,142
Maturing Between 1 and 5 Years          14,978      16,772
Maturing After 5 Years                     611         681

                                        53,803      54,174
Variable Rate Loans:
Maturing Quarterly or More Frequently    3,400       4,893
Maturing Between 3 and 12 Months             -          -
Non-Accrual Loans                          417          68

                                        57,620      59,135
Less: Allowance for Loan Losses          1,800       1,800

Net Loans                              $55,820     $57,335


        As of December 31, 2007 and 2006, the Bank's recorded investment in loans that are considered impaired under SFAS No. 114 totaled $417,382 and $67,826, respectively. Specific allowances pertaining to impaired loans totaled $162,607 and $33,911 at December 31, 2007 and 2006, respectively.

        The Bank purchases credit card portfolios occasionally, resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2007 and 2006,totaled $-0-.


NOTE D
 NON-PERFORMING ASSETS
        Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate," and amount to $1,035,924 at December 31, 2007, and $1,165,240 at December 31, 2006.

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

                          BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D
 NON-PERFORMING ASSETS (Continued)
       At December 31, 2007, $417,386 of loans were in non-accrual status and $30,587 of interest was foregone in the year then ended. At December 31, 2006, $67,826 of loans were in non-accrual status and $1,460 of interest was foregone in the year then ended. Interest income recognized on non-accrual loans totaled $-0- during the years ended December 31, 2007, 2006 and 2005.


NOTE E
 INVESTMENT SECURITIES
 	Carrying amounts and approximate market values of investment securities are summarized as follows:


 Securities held-to-maturity consisted of the following at December 31, 2007:


                                             Gross        Gross
                             Amortized     Unrealized   Unrealized    Fair
                                Cost         Gains        Losses      Value

 U.S. Agency Securities      $8,000,000        $ -        $2,820   $7,997,180


 Securities available-for-sale consisted of the following at December 31, 2007:


                                            Gross         Gross
                            Amortized      Unrealized   Unrealized    Fair
                              Cost           Gains        Losses      Value

  Equity Securities            302,180     $437,496        $ -       $739,676



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

				BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E
 INVESTMENT SECURITIES (Continued)
 Securities available-for-sale consisted of the following at December 31, 2006:


                                         Gross           Gross
                          Amortized     Unrealized     Unrealized     Fair
                            Cost          Gains          Losses       Value

 Equity Securities         $317,681      $217,836          $ -     $535,517
 The maturities of investment securities at December 31, 2007, are as follows:


                  Securities Held-to-Maturity   Securities Available-for-Sale
                   Amortized         Market      Amortized       Market
                     Cost            Value          Cost          Value

 Amounts Maturing in:
One Year or Less    $ 8,000,000 $ 7,997,180       $ 302,180     $ 739,676
After One Year
 Through Five
 Years                        -           -               -            -


                    $ 8,000,000 $ 7,997,180       $ 302,180     $ 739,676


	 Securities of $500,000 and $600,000 at December 31, 2007 and 2006, respectively, were pledged to secure public funds, $500,000 at December 31, 2007 and 2006, was pledged to secure treasury tax and loan accounts with the Federal Reserve Bank, and $500,000 at December 31, 2007 and 2006, was pledged to VISA USA.

	The Company's investment in U.S. Agency Securities has been in a continuous unrealized loss position in excess of twelve months as of December 31, 2007 and 2006. The unrealized losses on the Company's investments were caused by interest rate increases. The Company purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

				BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F
 INCOME TAXES
 The components of the provision for income tax expense (benefit) are:


                                            2007       2006       2005

 Current                               $ 787,522  $ 962,391  $ 105,853
Deferred                                 (66,800)   (24,584)    37,580
Total Provision for Income Tax         $ 720,722  $ 937,807  $ 143,433


 A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:


                                             2007          2006       2005

 Computed Tax Expense (Benefit)
 at the Expected Statutory Rate          $ 747,044   $ 1,042,920   $ 208,053
Katrina Tax Credits                        (58,105)      (70,569)    (41,439)
Other Adjustments                           31,783       (34,544)    (23,181)

 Income Tax Expense
for Operations                           $ 720,722     $ 937,807   $ 143,433


       Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

       There were net deferred tax assets of $80,646 and $88,532 as of December 31, 2007 and 2006, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                                    2007               2006
 Deferred Tax Assets:

 Other Real Estate                            $ 235,711           $ 227,383
Allowance for Loan Loss                         276,996             252,052

 Total Deferred Tax Assets                      512,707             479,435

 Deferred Tax Liabilities:

 Section 481A Adjustment - Prepaid Expenses    (102,568)           (65,364)
Unrealized Gain on Securities                  (198,447)          (123,760)
Fixed Assets                                   (131,047)          (201,779)

 Total Deferred Tax Liabilities                (432,062)          (390,903)

  Deferred Tax Assets, Net of Deferred
  Tax Liabilities                              $ 80,645           $ 88,532

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE G
 PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                     December 31,
                                                    2007      2006

 Furniture and Equipment                      $ 2,610,160 $ 2,402,250
Bank Owned Vehicles                                42,354      57,441
Leasehold Improvements                            490,843     359,466
Land                                            1,092,425     578,425
Buildings                                       5,859,133   1,723,133
                                               10,094,915   5,120,715
Less: Accumulated Depreciation and Amortization 3,171,867   2,835,301

                                              $ 6,923,048 $ 2,285,414

 Depreciation and amortization expense aggregated $351,653 in 2007, $296,109 in 2006, and $237,975 in 2005.


NOTE H
 ALLOWANCE FOR LOAN LOSSES
 Changes in the allowance for loan losses were as follows:

                                                For the Years Ended
                                                     December 31,
                                                 2007          2006

 Balance - January 1                      $ 1,800,000   $ 1,912,908
Provision Charged to Operations               276,704       563,587
Loans Charged Off                            (482,510)     (933,105)
Recoveries                                    205,806       256,610
Balance - December 31                     $ 1,800,000   $ 1,800,000


NOTE I
 STOCKHOLDERS' EQUITY

 PREFERRED STOCK
 	8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 2,081,857 shares issued and outstanding in 2007, and 3,000,000 shares authorized, 2,089,334 shares issued and outstanding in 2006. Preferred stock ranks prior to common stock as to dividends and liquidation.


 COMMON STOCK
 	Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2007 and 2006.

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


NOTE J
EARNINGS PER COMMON SHARE
        Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2007, 2006 and 2005. There was no provision for dividends for the years ended December 31, 2007, 2006 or 2005.


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

                                             2007          2006

 Credit Card Arrangements              $ 44,190,000   $ 46,472,000
Commitments to Extend Credit              3,448,000      5,755,000

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

        The Bank in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits. The Bank has appealed a decision by a federal district court regarding a lawsuit filed by one of its proprietary customers for alleged breach of contract. The case is expected to be decided during 2008. Outside counsel for the Bank has advised that a favorable outcome is unlikely.

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE K
 CONTINGENT LIABILITIES AND COMMITMENTS (Continued)
       The Bank is a plaintiff in a suit against its former health insurer for reimbursement of claims paid on behalf of the Bank's employee health plan.
The Bank has amended its complaint to seek penalties and damages in excess of $273,000. Although the matter is set for trial in 2008 and a favorable outcome is expected, the amount of damages expected to be recovered has not been reflected in the accompanying financial statements.

 	 The Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. The matter has been tried before a judge, and a favorable decision is expected.

 	The Bank is a plaintiff in a suit against a vendor that was contracted to provide technical and physical backup for the Bank's data systems. The
Bank has demanded payment for approximately $902,000 in damages. The matter is set for trial in 2008, and the outcome is presently unknown.

 	 Several of the Bank's branches sustained damage as a result of Hurricane Katrina. In addition, due to concessions made to customers to facilitate the timely processing of transactions, the Bank has estimated that it has sustained some losses. Based on management's evaluation, $150,000 in building and equipment losses and $80,000 in transaction losses were accrued during 2005. During 2007 and 2006, the Bank recognized a recovery from this contingency of $1,200 and $202,442, respectively.


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


                                              2007               2006

 Balance - January 1                     $ 367,315          $ 696,950
New Loans Made                             448,973            865,680
Repayments                                (332,092)        (1,195,315)

Balance - December 31                    $ 484,196          $ 367,315


 	In 2007, the Bank leased office space from Severn South Partnership. The general partners of this Partnership are majority shareholders in BOL BANCSHARES, INC. During 2007, the Bank purchased the building from Severn South Partnership. Rent paid to Severn South Partnership, prior to the purchase, for the years ended December 31, 2007, 2006 and 2005, totaled $247,407, $381,386 and $410,012, respectively.

              BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE L
 RELATED PARTY TRANSACTIONS (Continued)
        During the years ended December 31, 2007, 2006, and 2005, legal fees paid to a director totaled $34,407, $54,216 and $63,813, respectively.

 	At December 31, 2007 and 2006, amounts due to Directors of the Company, including accrued interest, totaled $367,483 and $353,063, respectively.
These amounts, which are included in Notes Payable and Accrued Interest
Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2007 and 2006, $38,500 and $33,500, respectively, were to Directors of the Company (see Note S).

NOTE M
 LEASES
 	The Bank leases office space under agreements expiring in various years through December 31, 2016. Two of the leases are with related parties, as discussed in Note L. In addition, the Bank rents office space on a month-to-month basis from non-related groups. Various pieces of data processing equipment are also leased.

 	The total minimum rental commitment at December 31, 2007, under the leases is due as follows:


 December 31,
 2008             $ 171,956
 2009               173,821
 2010               175,686
 2011               177,551
 2012               179,416
Thereafter          722,327
                $ 1,600,757


 	For the years ended December 31, 2007, 2006 and 2005, $374,970, $428,186 and $635,299 was charged to rent expense, respectively.

        The Bank is the lessor of office space under operating leases expiring in various years through 2018.

        			BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE M
 LEASES (Continued)
        Minimum future rentals to be received on non-cancelable leases as of December 31, 2007, are:

 December 31,

 2008            $ 181,185
 2009              159,961
 2010              115,423
 2011               47,670
 2012               43,383
 Thereafter        181,859

                 $ 729,481


NOTE N
 LETTERS OF CREDIT
        Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Outstanding letters of credit were $94,934 and $99,420 as of December 31, 2007 and 2006, respectively. Of the $94,934 in letters of credit at December 31, 2007, $26,314 was secured by cash, $37,420 was secured by real property, and $31,200 was unsecured. All of the letters of credit are scheduled to mature in 2008.


NOTE O
 INTEREST BEARING DEPOSITS
        Major classifications of interest bearing deposits are as follows:

                                                   December 31,
                                                2007           2006

NOW Accounts                              $ 12,143,180    $ 11,999,572
Money Market Accounts                        4,247,728       3,721,879
Savings Accounts                            23,789,080      25,321,413
Certificates of Deposit Greater
  Than $100,000                              2,259,884         504,741
Other Certificates of Deposit                5,818,945       4,536,275
                                          $ 48,258,817    $ 46,083,880

                       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE O
 INTEREST BEARING DEPOSITS (Continued)
       The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2007 follows: (Dollar amounts in thousands)


 Three Months or Less                   $ 1,000
 After Three Months Through One Year      1,025
 Over One Year Through Three Years          235

                                        $ 2,260


NOTE P
 FUNDS AVAILABLE FOR DIVIDENDS
	 The Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Bank's earnings.

 	During the year ended December 31, 2007 and 2006, the Bank paid BOL Bancshares, Inc. dividends totaling $643,500 and $1,001,000, respectively.

NOTE Q
 CONCENTRATIONS OF CREDIT
 	All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE R
 EMPLOYEE BENEFITS
        Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the years ended December 31, 2007, 2006 or 2005.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE S
 NOTES PAYABLE
        The following is a summary of notes payable at December 31, 2007 and 2006:

                                                          December 31,
                                                      2007           2006

 Notes payable to a current Director of the
Company, payable on demand, interest
at 10%.                                            $ 144,201     $ 144,201
Debentures payable, due July 2009, interest at
7%, callable at 103%, 102% and 101% of
face value during the first, second, and third
years, respectively, following the closing date,
interest payable semi-annually, each $500
debenture secured by 51.07 shares of the
Bank's stock.                                      1,399,000     1,400,000

                                                 $ 1,543,201   $ 1,544,201


 Following are maturities of long-term debt:

                                                          December 31,

  2008                                                        144,201
  2009                                                      1,399,000
                                                          $ 1,543,201

			 BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT



NOTE T
INTEREST INCOME AND INTEREST EXPENSE
 	Major categories of interest income and interest expense are as follows:


                                                      December 31,
                                              2007      2006       2005
INTEREST INCOME
Interest and Fees on Loans:
 Real Estate Loans                      $ 3,678,857  $ 3,105,702  $ 2,880,180
 Installment Loans                          149,420      164,472      373,797
 Credit Cards and Related Plans           2,744,183    3,017,998    3,275,934
 Commercial and All
  Other Loans                               293,519      442,563      251,444
Interest on Investment Securities -
U.S. Treasury and Other
  Securities                                443,302      531,038      492,062
Interest on Federal Funds Sold            1,307,844    1,775,184      295,820

                                        $ 8,617,125  $ 9,036,957  $ 7,569,237


INTEREST EXPENSE
Interest on Time Deposits
 of $100,000 or More                       $ 49,009    $ 10,710       $ 5,747
Interest on Other Deposits                  651,236     464,101       312,948
Interest on Federal Funds Purchased               -           -         1,623
Interest on Notes Payable                   112,659     137,830       164,688

                                          $ 812,904   $ 612,641     $ 485,006

                     BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE U
 NON-INTEREST INCOME AND NON-INTEREST EXPENSES
 	Major categories of other non-interest income and non-interest expenses are as follows:

                                                      December 31,
                                               2007       2006        2005
OTHER NON-INTEREST INCOME
Cardholder and Other Charge Card
 Income                                    $ 547,641   $ 607,878   $ 637,331
Other Commission and Fees                     62,253      59,864      67,151
Other Real Estate Income                      88,491         683     246,353
Other Income                                 118,172      65,492     237,776

                                           $ 816,557   $ 733,917 $ 1,188,611
OTHER NON-INTEREST EXPENSES
Loan and Charge Card Expenses$               125,011   $ 132,441   $ 151,527
Communications                               221,459     237,171     237,770
Outsourcing Fees                           1,431,830   1,406,282   1,403,693
Stationery, Forms and Supplies               110,869     142,522     169,019
Professional Fees                            304,946     291,550     285,126
Insurance and Assessments                     76,404      83,027     101,651
Advertising                                    9,090       5,110       4,127
Miscellaneous Losses                           4,477       4,538     129,878
Promotional Expenses                          73,911      68,283      80,327
Other Real Estate Expenses                    87,477     388,614     160,598
Other Expenses                               505,464     407,935     331,710

                                         $ 2,950,938 $ 3,167,473 $ 3,055,426

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE V
        CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


       BOL BANCSHARES, INC.
       CONDENSED BALANCE SHEETS


                                                         December 31,
                                                    2007             2006

ASSETS
 Due from Banks                                 $ 1,054,614       $ 416,632
Securities Available-for-Sale, at Fair Value        708,896         489,236
Other Assets                                          1,104          25,542
Due from Subsidiary Bank                             56,653          63,571
Investment in Bank of Louisiana                  10,943,907      10,071,875

                                               $ 12,765,174    $ 11,066,856


LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                                  $  1,543,201     $ 1,544,201
Deferred Taxes                                      148,749          74,064
Accrued Interest                                    264,332         256,654
Shareholders' Equity                             10,808,892       9,191,937

                                               $ 12,765,174    $ 11,066,856

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE V
 CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


                            BOL BANCSHARES, INC.
                            STATEMENTS OF INCOME

                                                    December 31,
                                              2007        2006         2005

INCOME
Dividend Income - Bank of Louisiana       $ 643,500   $ 1,001,000   $ 214,500
Interest Income                               5,544         2,329         983
Miscellaneous Income                         40,323        38,278      28,243

                                            689,367     1,041,607     243,726

EXPENSES
Interest                                    112,659       137,830     164,688
Other Expenses                                5,226         4,325       7,345

                                            117,885       142,155     172,033


INCOME BEFORE EQUITY
 IN UNDISTRIBUTED EARNINGS
OF SUBSIDIARY                               571,482       899,452      71,693

Equity in Undistributed
 Earnings of Subsidiary                     872,032     1,176,974     341,519

INCOME BEFORE
 INCOME TAX BENEFIT                       1,443,514     2,076,426     413,212

INCOME TAX BENEFIT                           32,952        53,180      55,277

NET INCOME                              $ 1,476,466   $ 2,129,606   $ 468,489

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE V
 CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


                              BOL BANCSHARES, INC.
                             STATEMENTS OF CASH FLOWS

                                                      December 31,
                                               2007          2006          2005

OPERATING ACTIVITIES
Net Income                               $ 1,476,466    $ 2,129,606  $ 468,489
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities
  Equity in Undistributed Earnings
     of Subsidiary                         (872,032)    (1,176,974)   (341,519)
Net (Increase) Decrease in Other Assets      24,438         17,365      52,610
Net Decrease in Other Liabilities             7,678       (303,012)     (5,787)

Net Cash Provided by Operating
  Activities                                636,550        666,985     173,793

FINANCING ACTIVITIES
Preferred Stock Retired                      (4,486)       (16,237)    (16,244)
Decrease (Increase) in Due to/from Subsidiary 6,918         33,367     (96,938)
Proceeds from Issuance of Long-Term Debt          -      1,400,000           -
Repayment of Long-Term Debt                  (1,000)    (2,001,206)    (42,510)

Net Cash Provided by (Used in) Financing
  Activities                                  1,432       (584,076)   (155,692)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                      637,982         82,909       18,101

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                         416,632        333,723      315,622

CASH AND CASH EQUIVALENTS -
  END OF YEAR                           $ 1,054,614      $ 416,632    $ 333,723

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE W
 COMPREHENSIVE INCOME
 	Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2007, 2006 and 2005. The following represents the tax effects associated with the components of comprehensive income:


                                                          December 31,
                                               2007          2006        2005

Gross Unrealized Holding Gains (Losses)
	Arising During the Period           $ 219,659      $ (82,939)   $ 84,000
Tax (Expense) Benefit                       (74,684)        28,199     (28,560)
                                            144,975        (54,740)     55,440

Reclassification Adjustment for
	Gains Included in Net Income               -             -            -
Tax Benefit                                      -             -            -
                                                 -             -            -

Net Unrealized Holding Gains (Losses)
	Arising During the Period           $ 144,975      $ (54,740)    $ 55,440



NOTE X
 REGULATORY MATTERS
 	As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table. Management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of operations.

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE X
 REGULATORY MATTERS (Continued)
 	The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands.)



                                             December 31, 2007
	                                                         Required
                                                               to be Well
                                                Required     Capitalized Under
                                               for Capital   Prompt Corrective
                               Actual      Adequacy Purposes Action Provisions
                            Amount   Ratio    Amount  Ratio  Amount  Ratio

Tier I Capital (to
   Average Assets)        $10,944  10.31%    $4,246  4.00%   $5,307  5.00%
Tier I Capital (to Risk-
   Weighted Assets)       $10,944  16.08%    $2,720  4.00%   $4,081  6.00%
Total Capital (to
   Risk-Weighted
     Assets)              $11,807  17.34%    $5,441  8.00%   $6,801 10.00%



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

       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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


 	The estimated fair values of the Company's financial instruments are as follows:


                                                         December 31, 2007
                                                      Carrying             Fair
                                                       Amount              Value

	Financial Assets:
		Cash and Short-Term Investments          $4,161,408       $4,161,408
		Investment Securities                     8,739,676        8,736,856
		Loans                                    57,619,935       57,814,110
		Less:  Allowance for Loan Losses         (1,800,000)     (1,800,000)
                                                    $68,721,019      $68,912,374
		Financial Liabilities:
		Deposits                                $89,666,414      $89,713,840
		Unrecognized Financial Instruments:
		Commitments to Extend Credit             $3,448,000       $3,448,000
		Credit Card Arrangements                 44,190,000       44,190,000
		                                        $47,638,000      $47,638,000

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
		Less:  Allowance for Loan Losses         (1,800,000)     (1,800,000)
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

Laport, Sehrt, Romig & Hand
Certified Public Accountants



To the Board of Directors
BOL Bancshares, Inc. & Subsidiary



Report of Independent Registered Public Accounting Firm on Supplementary Information


 	Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2007 and 2006, appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ LaPorte, Sehrt, Romig and Hand
A Professional Accounting Corporation

Metairie, Louisiana
February 27, 2008

110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958 504-835-5522 Fax 504-835-5535
5100 Village Walk, Suite 202, Covington, La 70433-4012  985-892-5850  Fax
985-
892-5956
5153 Bluebonnet Boulevard, Suite B, Baton Rouge, La 70809-3076  225-296-5150
Fax
225-296-5151
WWW. LAPORTE.COM
RSM McGladrey Network
An Independently Owned Member

       BANK OF LOUISIANA
       SUPPLEMENTARY INFORMATION


 					SCHEDULE I
       BALANCE SHEETS
       UNCONSOLIDATED

ASSETS

                                                            December 31,
                                                          2006        2005
Cash and Due from Banks
	Non-Interest Bearing Balances and Cash          $4,161,408   $4,814,778
Federal Funds Sold                                    27,490,000   23,750,000
Investment Securities
	Securities Held-to-Maturity (Fair Value of $7,997,180 in 2007
		and $13,814,690 in 2006)	             8,000,000   14,000,000
	Securities Available-for-Sale, at Fair Value        30,780       46,280
Loans:  Less Allowance for Loan Losses of $1,800,000 in 2007
		and in 2006                               55,819,935   57,334,547
Property, Equipment and Leasehold Improvements (Net
	of Depreciation and Amortization)                6,923,048    2,285,414
Other Real Estate                                      1,035,924    1,165,240
Other Assets                                             928,536    1,077,291
Deferred Taxes                                           298,006      231,208
Letters of Credit                                         94,934       99,420

		Total Assets                            $104,782,571 $104,804,178

		LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
	Deposits
		Non-Interest Bearing                     $41,408,938  $47,451,276
		Interest Bearing                          49,313,135   46,500,361
	Other Liabilities                                2,925,903      561,154
	Letters of Credit Outstanding                       94,934       99,420
	Due to Parent                                            -       63,571
	Accrued Interest                                    91,443       54,805

		Total Liabilities                         93,834,353   94,730,587

STOCKHOLDERS'  EQUITY
	Common Stock - 143,000 Shares Issued and Outstanding
                                                       1,430,000    1,430,000
	Surplus                                          4,616,796    4,616,796
	Retained Earnings                                4,901,422    4,026,795

		Total Stockholders' Equity                10,948,218   10,073,591

Total Liabilities and Stockholders' Equity          $104,782,571 $104,804,178


See independent registered public accounting firm report on supplementary information.

    					BANK OF LOUISIANA
				SUPPLEMENTARY INFORMATION


					SCHEDULE II
				STATEMENTS OF INCOME
					UNCONSOLIDATED


For the Years Ended
December 31,
                                           2007           2006           2005

INTEREST INCOME                       $8,617,125      $9,036,957    $7,569,237
INTEREST EXPENSE                         705,790         477,140       321,300

		Net Interest Income        7,911,335       8,559,817     7,247,937

PROVISION FOR LOAN LOSSES                276,704         563,587       586,871

		Net Interest Income After Provision
			for Loan Losses      7,635,631       7,996,230     6,661,066

OTHER INCOME
	Service Charges on Deposit Accounts610,691         607,063       803,319
	Other Non-Interest Income          776,234       1,295,637     1,160,367

                                       1,386,925       1,902,700     1,963,686

OTHER EXPENSES
	Salaries and Employee Benefits   2,749,357       2,688,824     3,188,009
	Occupancy Expense                1,058,482       1,080,441     1,403,933
	Estimated Loss Contingency          (1,200)       (202,442)      230,000
	Other Non-Interest Expense       2,943,116       3,160,969     3,044,981

                                       6,749,755       6,727,792     7,866,923

INCOME BEFORE INCOME
	TAX EXPENSE                      2,271,801       3,171,138       757,829

INCOME TAX EXPENSE                       753,674         990,987       198,710

NET INCOME                            $1,518,127      $2,180,151      $559,119

See independent registered public accounting firm report on supplementary information.

       BANK OF LOUISIANA
       SUPPLEMENTARY INFORMATION

       SCHEDULE III
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       UNCONSOLIDATED



                              Common                    Retained
                               Stock        Surplus     Earnings     Total

BALANCE - January 1, 2005    $1,430,000   $4,616,796   $2,503,025   $8,549,821

Dividends Paid - $1.50 Per Share      -            -     (214,500)    (214,500)

Net Income for the Year 2005          -            -      559,119      559,119

BALANCE - December 31, 2005   1,430,000    4,616,796    2,847,644    8,894,440

Dividends Paid - $1.50 Per Share      -            -   (1,001,000)  (1,001,000)

Net Income for the Year 2006          -            -    2,180,151    2,180,151

BALANCE - December 31, 2006    1,430,000    4,616,796   4,026,795   10,073,591

Dividends Paid - $1.50 Per Share      -            -     (643,500)    (643,500)

Net Income for the Year 2007          -            -    1,518,127    1,518,127

BALANCE - December 31, 2007   $1,430,000   $4,616,796  $4,901,422  $10,948,218

See independent registered public accounting firm report on supplementary information.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None


Item 8A(T) Controls and Procedures
	Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures
	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.
	With the participation of management, the certifying officers of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that such controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Management's Annual Report on Internal Control over Financial Reporting
	Our management is responsible for establishing and maintaining adequate internal control over financial report for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material affect on our financial statements would have been prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
	Management, with the participation of the certifying officers of the Company, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the certifying officers of the Company, believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.
	This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 8B Other Information
	None

Item 9 Directors and Executive Officers of the Company
    Directors and executive officers of the Company each serve for a term of one year.



		            Position with the Company and Bank of        Director
Name	           Age	Louisiana (the "Bank") and Principal Occupation	Since

G. Harrison Scott	84	Director; Chairman of the Board of	             1981
		            the Company and the Bank and President
		            of the Company and the Bank

Franck F. LaBiche	62	Director of the Company and the Bank	       2004
		            President, Executone Systems Co. of La. Inc.

Henry L. Klein	63	Director of the Company and the Bank	       2004
		            and Secretary of the Company
		            Attorney at Law

Johnny C. Crow	57	Director of the Company and the Bank	     2005
		            Insurance Agent, New York Life Ins. Co.

Sharry R. Scott	37	Director of the Company and the Bank	     2005
		            Assistant Attorney General, Louisiana
		            Department of Justice


Non-Director Executive Officer

		            Position with the Company and the
Name	           Age	Bank and Principal Occupation
Peggy L. Schaefer	56	Ms. Schaefer has served as Treasurer of
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

Item 10 Executive Compensation
       The Company pays no salaries or other compensation to its directors and executive officers. The Bank paid each director, other than Mr. Scott, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of 400, $300, and $300, respectively.
       From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company. During the year 2006, the Company paid off the loans to the former directors for a total of $563,091, including principal and interest. There is one director who was not paid off, and as of December 31, 2007, the balance due was $367,483, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date.
       The following table sets forth compensation for the Bank's executive officer for the calendar years 2007, 2006, and 2005. No other executive officer received total compensation in excess of $100,000 during 2007.


                             Annual Compensation      Long Term Compensation
                                                             Awards
Payouts
                                           Other Annual Restricted Stock
Options/LTIP All Other
Name and Principal Year Salary Bonus  Compensation  Award(s) SARs Payouts
Compensation
Position                 ($)      ($)        ($)          ($)    (#)   ($)
($)

G. Harrison Scott, 2007    89,800      0      82,000         0      0     0
12,837
Chairman of the    2006    89,800      0      82,000         0      0     0
-
Board & President  2005    89,800      0      68,333        0      0     0
-
of the Bank


	In addition to the cash compensation shown in the foregoing table, the Bank provided an automobile to Mr. Scott. Annual compensation does not include amounts attributable to miscellaneous benefits received by Mr. Scott. The cost to the Bank of providing such benefits did not exceed 10% of the total annual salary and bonus paid to Mr. Scott.


Committees of the Board of Directors of the Company and the Bank
       The Company does not have standing audit, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2007, the Board of Directors of the Company held a total of 4 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.
       The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2007, the Board of Directors of the Bank held a total of 13 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.
       The Board of Directors of the Bank has an Executive Committee consisting of five permanent members. The permanent members of the Executive Committee in 2007 were Messrs. Scott (chairman), Crow, Klein, LaBiche, and Ms.
S. Scott. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 29 times in 2007.
       The Board of Directors of the Bank does have an Audit and Finance Committee and does not have a charter. This committee meets monthly on the first Tuesday of the month. By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans. The Audit and Finance Committee met 12 times in 2007.

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


                        Company Stock Beneficially Owned as of
                              December 31, 2007 (1)

	                              Common	               Preferred
Name of Beneficial Owner	Number	Percent	 	Number	Percent

Edward J. Soniat	                   10,381      5.79%     257,326      12.36%


Directors:
G. Harrison Scott (Direct)	       41,865     23.37%     157,673       7.57%
G. Harrison Scott (Beneficial owner
  of Scott Family, LLP)              55,992     31.26%           -          -
Franck F. LaBiche	                      500         -	(*)        -          -
Henry L. Klein	                      500         -	(*)	     -          -
Johnny C. Crow	                    1,502         -	(*)	     -          -
Sharry R. Scott                          	0         -	(2)        -          -

All Directors & Executive Officers	100,614 	56.16%     160,445 	7.70%
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

Item 12 Certain Relationships and Related Transactions

   The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2007, two directors had aggregate loan balances in excess of $60,000, which amounted to approximately $280,000 in the aggregate.
	On August 20, 2007 for a price of $4,650,000 the Bank purchased the land and improvements from Severn South Partnership to which the Bank was paying rent. The property consists of a four story building with offices that
are leased to other businesses.   The purchase was approved by FDIC (Federal
Deposit Insurance Corp) and OFI (Office of Financial Institutions, State of Louisiana) on August 6, 2007 with the stipulation that the investment in fixed assets not exceed 50 percent of its equity capital and reserves by December 31, 2008. The percentage as of December 31, 2007 was 54.39%. Management feels certain that the required 50% will be reached within the 18 month time frame allowed by the agencies.
	The Bank leased office space from Severn South Partnership. The general partner of Severn South Partnership is a majority shareholder in BOL Bancshares, Inc. Rent paid to Severn South Partnership for the years ended December 31, 2007 (prior to the purchase described above), 2006 and 2005 totaled $247,407, $381,386, and $410,012 respectively.


Item 13 Exhibits and Reports on Form 8-K
Exhibits

	31.1 Section 302 Principal Executive Officer Certification
	31.2 Section 302 Principal Financial Officer Certification
	32.1 Section 1350 Certification
	32.2 Section 1350 Certification


Reports on Form 8-K

NONE


Item 14 Principal Accountant Fees and Services

AUDIT FEES
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company's annual financial statements for 2007 and for its reviews of the Company's unaudited interim financial statements included in Form 10-QSB filed by the Company during 2007 was $79,803. The fees billed for 2006 were $71,373.

Tax Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax preparation, and tax review for 2007 were $27,241. The fees billed for 2006 were $24,812.

All Other Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig & Hand for other accounting services for 2007 were $3,185. The fees billed for 2006 were $0.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.

                                    /s/  G. Harrison Scott
						______________________
April 8, 2008  				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)




                                    /s/  Peggy L. Schaefer
                                    ______________________
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)





       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2008.



/s/ G. Harrison Scott                     /s/ Johnny C. Crow
___________________________________	 	_________________________________
G. Harrison Scott - Director                     Johnny C. Crow - Director


/s/ Franck F. LaBiche                          /s/ Sharry R. Scott
___________________________________		      ____________________________
Franck F. LaBiche - Director                    Sharry R. Scott - Director


/s/ Henry L. Klein
___________________________________
Henry L. Klein - Director