Form 10QSB
period 2008-03-31
BOL BANCSHARES INC
filed 2008-05-15
CIK 832818

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D. C.  20549



						FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2008

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
	(Exact name of small business issuer as specified in its charter.)


	Louisiana							72-1121561
(State of incorporation)			(IRS Employer Identification No.)


       300 St. Charles Avenue, New Orleans, La.	70130
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes / / No /X/

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 179,145 SHARES AS OF APRIL 30, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

				BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


											   Page No.


PART 1.  Financial Information

	Item 1: Financial Statements

		Consolidated Statements of Condition			 	 3

		Consolidated Statements of Income 		 			 4

		Consolidated Statements of Comprehensive Income 		 5

		Consolidated Statements of Cash Flow			 	 6

		Notes to Consolidated Financial Statements			 7

	Item 2: Management's Discussion and Analysis				 7


	Item 3: Controls and Procedures 						 9

PART II.  Other Information

	Item 6. Exhibits 						 			 9



	Signatures										10
                                    2

Part I. - Financial Information


						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION



                                                     March 31,       Dec. 31,
(Amounts in thousands)                                 2008             2007
                                                    Unaudited          Audited
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash              $5,260           $4,161
Federal Funds Sold                                   34,360           27,490
Investment Securities
Securities Held to Maturity                           2,003            8,000
Securities Available for Sale                           740              740
Loans-Less Allowance for Loan Losses of $1,800,000
  in 2008 and 2007                                  54,592            55,820
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)              6,892             6,923
Other Real Estate                                    1,036             1,036
Other Assets                                         1,056             1,100
     TOTAL ASSETS                                 $105,939          $105,270

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                               40,481            41,408
 NOW Accounts                                       11,681            12,143
 Money Market Accounts                               4,799             4,248
 Savings Accounts                                   23,327            23,789
 Time Deposits, $100,000 and over                    2,302             2,260
 Other Time Deposits                                 7,939             5,819
     TOTAL DEPOSITS                                 90,529            89,667
Notes Payable                                        1,543             1,543
Other Liabilities                                    2,458             3,320
     TOTAL LIABILITIES                              94,530            94,530


SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,047,171 Shares Issued and Outstanding in 2008
 2,081,857 Shares Issued and Outstanding in 2007     2,047             2,082
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2008 and 2007
                                                       179               179
Accumulated Other Comprehensive Income                 422               422
Capital in Excess of Par - Retired Stock               148               141
Undivided Profits                                    7,916             6,440
Current Earnings                                       697             1,476
     TOTAL SHAREHOLDERS' EQUITY                     11,409            10,740
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $105,939          $105,270

				BOL BANCSHARES, INC.

				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)

                                            Three Months Ended


                                                 March 31,         March 31,
(Amounts in thousands)                              2008             2007

INTEREST INCOME
Interest and Fees on Loans                        $1,726             $1,693
Interest on Investment Securities                     72                121
Interest on Federal Funds Sold                       243                303
Total Interest Income                              2,041              2,117
INTEREST EXPENSE
Interest on Deposits                                 219                155
Other Interest Expense                                 4                  4
Interest Expense on Debentures                        24                 25
Total Interest Expense                               247                184
NET INTEREST INCOME                                1,794              1,933
Provision for Loan Losses                             62                 58
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                    1,732              1,875
NON-INTEREST INCOME
Service Charges on Deposit Accounts                  122                171
Cardholder & Other Credit Card Income                119                133
Other Operating Income                               623                 39
Total Non-Interest Income                            864                343
NON-INTEREST EXPENSE
Salaries and Employee Benefits                       601                617
Occupancy Expense                                    243                277
Communications                                        55                 46
Outsourcing Fees                                     387                339
Loan & Credit Card Expense                            28                 36
Professional Fees                                     44                 83
ORE Expense                                            8                 13
Other Operating Expense                              174                177
Total Non-Interest Expense                         1,540              1,588

Income Before Tax Provision                        1,056                630

Provision For Income Taxes                           359                215

NET INCOME                                          $697               $415

Earnings Per Share of Common Stock                 $3.89              $2.32

                           BOL BANCSHARES, INC.

		CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
						(Unaudited)


Three Months Ended

                                                 March 31,        March 31,
(Amounts in thousands)                             2008             2007

NET INCOME                                         $697               $415

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                     -                  3


COMPREHENSIVE INCOME                               $697               $418

                              BOL BANCSHARES, INC.

			  CONSOLIDATED STATEMENTS OF CASH FLOWS
				           (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,


(Amounts in thousands)                                        2008       2007
OPERATING ACTIVITIES
Net Income                                                    $697       $415
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                                      62         58
 Depreciation and Amortization Expense                         106         74
 Amortization of Investment Security Premiums                  (3)          0
 Decrease in Deferred Income Taxes                               0          2
 Decrease (Increase) in Other Assets                            57       (98)
 (Decrease) Increase in Other Liabilities and
  Accrued Interest                                           (876)        623
Net Cash Provided by Operating Activities                      43       1,074

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                      8,000           0
 Purchases of Held-to-Maturity Investment Securities       (2,000)          0
 Purchases of Property and Equipment                          (75)        (72)
 Net Decrease in Loans                                      1,166         895
Net Cash Provided by Investing Activities                   7,091         823


FINANCING ACTIVITIES
 Net Increase (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                               863      (3,878)
 Preferred Stock Retired                                     (28)           0
Net Cash Provided by (Used In) Financing Activities           835      (3,878)

Net Increase (Decrease) in Cash and Cash Equivalents        7,969      (1,981)
Cash and Cash Equivalents - Beginning of Year              31,651      28,565
Cash and Cash Equivalents - End of Period                 $39,620     $26,584


SUPPLEMENTAL DISCLOSURES:                                   2008        2007

Cash Paid During the Year for Interest                      $226        $204
Cash Paid During the Year for Income Taxes                    $4        $196

                            BOL BANCSHARES, INC.

			 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A
	Summary of Accounting Policies

	Basis of Presentation
       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana (the Bank), and the Bank's wholly owned subsidiary, BOL Assets, LLC. These consolidated financial statements were prepared in accordance with instruction for Form 10-QSB and Regulation S-X, and do not include information or footnotes for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.

       Use of Estimates
       In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses.

       Cash and Cash Equivalents
       Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.



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


MARCH 31, 2008 COMPARED WITH DECEMBER 31, 2007

BALANCE SHEET

	Total Assets at March 31, 2008 were $105,939,000 compared to $105,270,000 at December 31, 2007 an increase of $669,000 or .64%. Federal Funds Sold increased $6,870,000 to $34,360,000 at March 31, 2008 from $27,490,000 at
December 31, 2007. This increase was mainly attributable to investment securities. During the 1st quarter of 2008 $8,000,000 in securities were called and the Bank purchased $2,000,000, for a net effect of a $6,000,000 decrease. Cash and due from banks increased $1,099,000 or 26.41%. This was mainly attributable to an increase in the Bank's Federal Reserve Bank account of $1,397,000 and a decrease in Cash of $474,000. Total loans decreased

$1,228,000 or 2.20% to $54,592,000 at March 31, 2008 from $55,820,000 at
December 31, 2007. This decrease in the loan portfolio from December 31, 2007 to March 31, 2008 is due mainly to a decrease in non farm-non residential loans of $1,455,000, a decrease in personal loans of $363,000, and a decrease in the credit card portfolio of $842,000 which was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition. This was offset by an increase in construction loans of $615,000 and an increase in commercial loans of $196,000.
	Total deposits increased $862,000 or .96% to $90,529,000 at March 31, 2008 from $89,667,000 at December 31, 2007. This increase is mainly due to a promotion at the 2 branches that reopened in 2007 after Hurricane Katrina. Total interest bearing deposits increased $1,789,000 mainly attributable to an increase in money market accounts of $551,000 and an increase in time deposits of $2,162,000. Non interest bearing accounts decreased $927,000.
	Shareholder's Equity increased $669,000 due mainly to net income of $697,000 at March 31, 2008.


THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2007

INCOME

	The Company's net income for the three months ended March 31, 2008 was $697,000 or $3.89 per share an increase of $282,000 from the Company's net income of $415,000 for the same period last year.
	Interest income decreased $76,000 for the three months ended March 31, 2008 over the same period last year. This was caused by a decrease of $60,000 in interest received on Federal Funds sold. This decrease was due mainly to a decrease in the interest rate from 5.17% at March 31, 2007 to 3.15% at March
31, 2008. The average balance of Federal Funds sold increased from $23,429,000 at March 31, 2007 to $23,429,000 at March 31, 2007. Investment securities decreased $49,000 due mainly to securities of $8,000,000 that was recalled and $2,000,000 purchased. Loans increased $33,000 due mainly to an increase in the rate from 11.87% at March 31, 2007 to $12.33% at March 31, 2008 and a decrease in the average balance from $57,065,000 at March 31, 2007 to $55,960,000 at March 31, 2008.
	Interest expense increased $63,000 over the same period last year. This was due to an increase in the interest rate on interest bearing deposits from a rate of 1.37% at March 31, 2007 to a rate of 1.75% at March 31, 2008. Additionally there was an increase in the average balance of time deposits that increased from $5,244,000 at March 31, 2007 to $10,091,000 at March 31, 2008
and an increase in the rate from 2.97% at March 31, 2007 to 4.18% at March 31, 2008. This increase is mainly due to a promotion at the 2 branches that reopened in 2007 after Hurricane Katrina wherein Management increased the interest rate paid on these deposits.
	Net interest income decreased $139,000. Interest rate spreads decreased from 7.33% at March 31, 2007 to 6.73% at March 31, 2008.
	Non-interest income increased $521,000 for the three month period of 2008 as compared to the same period last year. This increase is due mainly to the sale of Visa stock for a gain of $578,000. This was offset by a decrease in deposit related fees of $49,000 of which $24,000 was due to a decrease in the service charge collected on commercial accounts and a decrease of $19,000 in fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $14,000.
	Non-interest expense decreased $48,000 for the three month period of 2008 as compared to the same period last year. In August, 2007 the Bank purchased the building which houses the Severn Branch and Operations center with offices that are leased to other tenants. The reduction in Occupancy expense of $34,000 was due to the Bank no longer paying rent for the Severn Branch and the Operations center in addition to rental income received from the other tenants.
 Other taxes decreased $21,000 due mainly to bank stock taxes of $67,000 in 2007 compared to $47,000 in 2008. Salaries and Employee Benefits decreased $16,000, and Professional fees decreased $39,000 over the same period last year. Outsourcing fees increased $48,000 due mainly to credit card interchange fees of $221,000 in 2008 compared to $189,000 in 2007.
	The provision for income taxes increased $144,000 compared to the same period last year from $215,000 at March 31, 2007 to $359,000 at March 31, 2008 due to an increase in income before taxes.


Item 3 Controls and Procedures

	Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the certifying officers of the Company have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



			PART II - OTHER INFORMATION

Item 6 Exhibits

	Exhibits
		31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
              Officer
            31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
              Officer
            32.1 Certification Pursuant to 18 U.S.C. Section 1350
            32.2 Certification Pursuant to 18 U.S.C. Section 1350

                               BOL BANCSHARES, INC.

                                   SIGNATURES



	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
May 15, 2008				G. Harrison Scott
Date						Chairman and President
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)