Form 10-Q
period 2008-06-30
BOL BANCSHARES INC
filed 2008-08-14
CIK 832818

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION
					WASHINGTON, D. C.  20549


						FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2008

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
		(Exact name of registrant as specified in its charter.)

	Louisiana							72-1121561
(State of incorporation)			(I.R.S. Employer Identification No.)

       300 St. Charles Avenue, New Orleans, La.	70130
       (Address of principal executive offices)

         (504) 889-9400
       (Registrant's telephone number)

	Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes X_ No __

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
       Large accelerated filer __		Accelerated filer __
       Non-accelerated filer __		Smaller reporting company X_

	Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes __  No X_

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 SHARES AS OF JULY 30, 2008.

					BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


											   Page No.


PART I.  Financial Information

	Item 1. Financial Statements

		Consolidated Statements of Condition			 	 3

		Consolidated Statements of Income 		 			 4

		Consolidated Statements of Comprehensive Income 		 5

		Consolidated Statements of Cash Flow			 	 6

		Notes to Consolidated Financial Statements			 7

	Item 2. Management's Discussion and Analysis				 7

	Item 3. Quantitative and Qualitative Disclosures about Market Risk 10

	Item 4T. Controls and Procedures                                   10


PART II.  Other Information

       Item 4. Submission of Matters to a Vote of Security Holders       10

       Item 6. Exhibits 						 		11


	Signatures										12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

						BOL BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CONDITION




                                             June 30            Dec. 31,
(Amounts in Thousands)                         2008               2007
                                           (Unaudited)          (Audited)


ASSETS

Cash and Due from Banks
 Non-Interest Bearing Balances and Cash        $3,449            $4,161
Federal Funds Sold                             34,015            27,490
Investment Securities
  Securities Held to Maturity                   2,002             8,000
  Securities Available for Sale                   740               740
Loans-Less Allowance for Loan Losses of $1,800
  in 2008 and in 2007                          55,283            55,820
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)         6,811             6,923
Other Real Estate                               1,036             1,036
Other Assets                                    1,125             1,100
     TOTAL ASSETS                            $104,461          $105,270


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Deposits:
 Non-Interest Bearing                         40,434             41,408
 NOW Accounts                                 10,950             12,143
 Money Market Accounts                         4,376              4,248
 Savings Accounts                             22,532             23,789
 Time Deposits, $100,000 and over              2,987              2,260
 Other Time Deposits                           8,178              5,819
     TOTAL DEPOSITS                           89,457             89,667
Notes Payable                                  1,543              1,543
Other Liabilities                              2,005              3,320
     TOTAL LIABILITIES                        93,005             94,530
SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,012,454 Shares Issued and Outstanding in 2008
 2,081,857 Shares Issued and Outstanding in 2007
                                               2,012              2,082
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2008 and 2007
                                                 179                179
Accumulated Other Comprehensive Income           422                422
Capital in Excess of Par - Retired Stock         156                141
Undivided Profits                              7,916              6,440
Current Earnings                                 771              1,476
     TOTAL SHAREHOLDERS' EQUITY               11,456             10,740
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $104,461           $105,270

The accompanying notes are an integral part of these financial statements.

                                 BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)


                                    Three months ended    Six months ended
                                        June 30               June 30
(Amounts in Thousands)                 2008     2007         2008     2007

INTEREST INCOME
Interest and Fees on Loans            $1,655   $1,753       $3,382   $3,446
Interest on Investment Securities         12      125           84      246
Interest on Federal Funds Sold           184      325          427      628
Total Interest Income                  1,851    2,203        3,893    4,320
INTEREST EXPENSE
Interest on Deposits                     188      164          407      320
Other Interest Expense                     4        4            7        7
Interest Expense on Debentures            24       24           49       49
Total Interest Expense                   216      192          463      376
NET INTEREST INCOME                    1,635    2,011        3,430    3,944
Provision for Loan Losses                 66       43          129      101
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                        1,569    1,968        3,301    3,843
NON-INTEREST INCOME
Service Charges on Deposit Accounts      127      153          249      323
Cardholder & Other Credit Card Income    125      139          244      273
ORE Income                                 0        0            0        0
Other Operating Income                    22       82          645      121
Total Non-interest Income                274      374        1,138      717
NON-INTEREST EXPENSE
Salaries and Employee Benefits           679      702        1,280    1,319
Occupancy Expense                        294      315          538      592
Communications                            61       58          116      104
Outsourcing Fees                         398      393          785      732
Loan & Credit Card Expense                30       39           58       75
Professional Fees                         74       80          118      163
ORE Expense                                9       13           17       26
Other Operating Expense                  175      212          349      389
Total Non-interest Expense             1,720    1,812        3,261    3,400

Income Before Tax Provision              123      530        1,178    1,160

Provision For Income Taxes                48      206          407      421

NET INCOME                               $75     $324         $771     $739

Earnings Per Share of Common Stock     $0.42    $1.81        $4.31    $4.13


The accompanying notes are an integral part of these financial statements.

                             BOL BANCSHARES, INC.
			CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
						(Unaudited)


                                                    Six Months Ended

                                                June 30         June 30
(Amounts in thousands)                            2008            2007

NET INCOME                                         $771            $739

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                    -              70
COMPREHENSIVE INCOME                              $771            $809


The accompanying notes are an integral part of these financial statements.

                                BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)


Six Months Ended June 30

(Amounts in thousands)                                   2008         2007
OPERATING ACTIVITIES
Net Income                                               $771         $739
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                                129          101
 Depreciation and Amortization Expense                    212          152
 Amortization of Investment Security Premiums             (2)            -
 Increase in Other Assets                                (25)           (4)
 (Decrease) Increase in Other Liabilities
  and Accrued Interest                                (1,316)          595
Net Cash (Used in) Provided by Operating Activities     (231)        1,583

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                 8,000         3,000
 Purchases of Held-to-Maturity Investment Securities  (2,000)            -
 Purchases of Property and Equipment                    (100)         (182)
 Proceeds from Sale of Other Real Estate                   -             -
 Proceeds from Sale of Available-for Sale Securities       -            15
 Net Decrease in Loans                                   409           877
Net Cash Provided by Investing Activities              6,309         3,710

FINANCING ACTIVITIES
 Net (Decrease) Increase in Non-Interest Bearing
  and Interest Bearing Deposits                        (209)           707
 Preferred Stock Retired                                (56)            (3)
 Net Cash (Used in) Provided by Financing Activities    (265)          704

Net Increase in Cash and Cash Equivalents              5,813         5,997
Cash and Cash Equivalents - Beginning of Year         31,651        28,565
Cash and Cash Equivalents - End of Period            $37,464       $34,562



The accompanying notes are an integral part of these financial statements.

                                   BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			                 (Unaudited)



SUPPLEMENTAL DISCLOSURES:                             2008          2007

Cash Paid During the Year for Interest                $652          $366
Cash Paid During the Year for Income Taxes            $429          $416
Market Value Adjustment for Unrealized Gain on
   Securities Available-for-Sale                      $ 0           $ 91

The accompanying notes are an integral part of these financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A
	Summary of Accounting Policies

	Basis of Presentation
       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana (the Bank), and the Bank's wholly owned subsidiary, BOL Assets, LLC. These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and do not include information or footnotes for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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


JUNE 30, 2008 COMPARED WITH DECEMBER 31, 2007

BALANCE SHEET

	Total Assets at June 30, 2008 were $104,461,000 compared to $105,270,000 at December 31, 2007 for a decrease of $809,000 or 0.77%. Federal Funds Sold increased $6,525,000 at June 30, 2008 from $27,490,000 at December 31, 2007 to
$34,015,000 at June 30, 2008. Investment securities decreased $5,998,000 to $2,742,000 at June 30, 2008 from $8,740,000 at December 31, 2007. This was attributable to securities of $8,000,000 that were called and the Bank purchased $2,000,000 during the first quarter of 2008 for a net effect of a $6,000,000 decrease. Total loans decreased $537,000 or 0.96% to $55,283,000 at
June 30, 2008 from $55,820,000 at December 31, 2007. This decrease in the loan portfolio is due mainly to a decrease in the credit card portfolio of $1,093,000, and a decrease of $128,000 in personal and business loans. This was offset by an increase of $567,000 in real estate loans. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.
	Total deposits decreased $210,000 or 0.23% to $89,457,000 at June 30, 2008 from $89,667,000 at December 31, 2007. Total non-interest bearing deposits decreased $974,000 while interest-bearing accounts increased $764,000. The increase of interest earning deposits was mainly attributable to a promotion at the 2 branches that reopened in 2007 after Hurricane Katrina.
Time deposits increased $3,086,000 and money market accounts increased
$128,000, while savings and Now accounts decreased $2,450,000.
	Other liabilities decreased $1,315,000 from $3,320,000 at December 31, 2007 to $2,005,000 at June 30, 2008. This decrease is due mainly to insurance money that was received and held in contingency accounts and was used in 2008 to repair the Bank's branches that were damaged by Hurricane Katrina. This amount totaled $1,273,000.
       Shareholder's Equity increased $716,000 from $10,740,000 at December 31, 2007 to $11,456,000 at June 30, 2008. This increase is due mainly to net income for the six months ended June 30, 2008 of $771,000, an increase in capital in excess of par-retired Preferred Stock of $15,000 and a decrease in Preferred Stock of $70,000.


SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

INCOME

	The Company's net income for the six months ended June 30, 2008 was $771,000 or $4.31 per share, an increase of $32,000 from the Company's total net income of $739,000 for the same period last year.
	Interest income decreased $427,000 for the six months ended June 30, 2008 over the same period last year. Interest on federal funds sold decreased
$201,000 due to a decrease in the interest rate received from 5.18% at June 30, 2007 to 2.55% at June 30, 2008. Interest on investment securities decreased $162,000. During the 1st quarter of 2008, $8,000,000 in securities were called and the Bank purchased $2,000,000, for a net effect of a $6,000,000 decrease. Interest in the loan portfolio decreased $64,000 due mainly to a decrease in the average balance of loans from $58,627,000 at June 30, 2007 to $57,250,000 at June 30, 2008.
	Interest expense increased $87,000 for the six months ended June 30, 2008 over the same period last year. This was caused by an increase in the average balance of interest-bearing liabilities from $46,520,000 at June 30, 2007 to $51,499,000 as of June 30, 2008. The interest rate paid on interest-bearing liabilities increased from 1.62% at June 30, 2007 to 1.80% as of June 30, 2008. This increase in rates was due to a promotion at the 2 branches that reopened in 2007 after Hurricane Katrina. Net interest income decreased $514,000. Interest rate spreads decreased from 7.26% at June 30, 2007 to 6.32% at June
30, 2008.
	Non-interest income increased $421,000 for the six month period from $717,000 at June 30, 2007 to $1,138,000 at June 30, 2008. Other income increased $524,000 for the six months ended June 30, 2008. This increase is due mainly to the sale of Visa stock for a gain of $578,000 in the 1st quarter of 2008. This was offset by a decrease in deposit related fees of $74,000 of which $45,000 was due to a decrease in the service charge collected on commercial accounts and a decrease of $21,000 in fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $29,000.
	Non-interest expense decreased $139,000 for the six month period of 2008 as compared to the same period last year. In August, 2007 the Bank purchased the building which houses the Severn Branch and Operations center with offices that are leased to other tenants. The reduction in Occupancy expense of $54,000 was due to the Bank no longer paying rent for the Severn Branch and the Operations center in addition to rental income received from the other tenants. Other taxes decreased $42,000 due mainly to bank stock taxes of $137,000 in 2007 compared to $95,000 in 2008. Salaries and Employee Benefits decreased $39,000, and Professional fees decreased $45,000 over the same period last year. Outsourcing fees increased $53,000 due mainly to credit card interchange fees of $445,000 in 2008 compared to $426,000 in 2007.
	The provision for income taxes decreased $14,000 compared to the same period last year from $421,000 at June 30, 2007 to $407,000 at June 30, 2008. This was due to a decrease in income before taxes.


SECOND QUARTER 2008 COMPARED WITH SECOND QUARTER 2007

INCOME

	Net income for the second quarter of 2008 was $75,000 compared to $324,000 for the same period last year for a decrease of $249,000.
	Interest income decreased $352,000 over the same period last year. Interest on the loan portfolio decreased $98,000 from $1,753,000 at June 30, 2007 to $1,655,000 at June 30, 2008. This was caused mainly by a decrease of $1,649,000 in the average outstanding loans from $58,388,000 at June 30, 2007 to $56,739,000 at June 30, 2008 and a decrease in the interest rate from 12.01% at June 30, 2007 to 11.67% at June 30, 2008. Interest on investment securities decreased $113,000 due mainly to a decrease in the average outstanding from $14,404,000 at June 30, 2007 to $2,003,000 at June 30, 2008. Interest on
federal funds sold decreased $141,000 due mainly to a decrease in the interest rate from 5.20% at June 30, 2007 to 2.03% at June 30, 2008.
	Interest expense increased $24,000 for the three months ended June 30, 2008 over the same period last year. This was caused by an increase in the interest rate on interest-bearing liabilities from 1.17% at June 30, 2007 to 1.68% as of June 30, 2008. Net interest income decreased $376,000 due to the decrease in the rate on interest earning assets from 9.01% at June 30, 2007 to 7.79% at June 30, 2008, which was offset by the higher interest rates on interest bearing deposits from 1.02% at June 30, 2007 to 1.51% at June 30, 2008. The interest rate spreads decreased from 7.84% at June 30, 2007 to 6.11% at June 30, 2008.
	Non-interest income decreased $100,000 for the three-month period as compared to the same period last year. This decrease was due mainly to the settlement of a lawsuit for $50,000 against another bank and $7,000 as a gain on the sale of master card stock in the 2nd quarter of 2007. In addition there was a decrease in deposit related fees of $26,000 of which $24,000 was due to a decrease in the service charge collected on commercial accounts. Cardholder and other credit card fees decreased $14,000.

	Non-interest expense decreased $92,000 for the three-month period as compared to the same period last year. In August, 2007 the Bank purchased the building which houses the Severn Branch and Operations center with offices that are leased to other tenants. The reduction in Occupancy expense of $21,000 was due to the Bank no longer paying rent for the Severn Branch and the Operations center in addition to rental income received from the other tenants. Other taxes decreased $21,000 due mainly to bank stock taxes of $69,000 in 2007 compared to $48,000 in 2008, salaries and employee benefits decreased $23,000, loan & credit card expenses decreased $9,000, and miscellaneous expenses decreased $7,000 over the same period last year.
	The provision for income taxes decreased $158,000 compared to the same period last year from $206,000 at June 30, 2007 to $48,000 at June 30, 2008 due to a decrease in income before taxes.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

       Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company.


Item 4T. Controls and Procedures

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of Shareholders of BOL BANCSHARES, INC. was held on April 8, 2008. Five nominees were elected to serve one year terms as directors. Laporte, Sehrt, Romig and Hand was approved as the independent auditors. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected as directors and the number of shares cast for each. The total shares voting were 114,944.



                                            Number of Shares
Nominee                              For         Against       Abstain
G. Harrison Scott                  114,815          25           104
Johnny C. Crow                     114,815          25           104
Franck F. LaBiche                  114,815          25           104
Henry L. Klein                     114,815          25           104
Sharry R. Scott                    114,815          25           104

Item 6. Exhibits.

Exhibits
	31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
        Officer
      31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
        Officer
      32.1 Certification Pursuant to 18 U.S.C. Section 1350
      32.2 Certification Pursuant to 18 U.S.C. Section 1350

					BOL BANCSHARES, INC.
						SIGNATURES

	Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						BOL BANCSHARES, INC.
						(Registrant)



				            /s/ G. Harrison Scott
August 14, 2008				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)