Form 10-Q
period 2008-09-30
BOL BANCSHARES INC
filed 2008-11-14
CIK 832818

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION
					WASHINGTON, D. C.  20549


						FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2008

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
		(Exact name of registrant as specified in its charter.)

	Louisiana							72-1121561
(State of incorporation)			    (I.R.S. Employer Identification
No.)

       300 St. Charles Avenue, New Orleans, La.	70130
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 SHARES AS OF OCTOBER 31, 2008.

        				BOL BANCSHARES, INC. & SUBSIDIARY
								INDEX


											   Page No.


PART I.  Financial Information

	Item 1. Financial Statements

		Consolidated Statements of Condition			 		 3


		Consolidated Statements of Income 		 			       4

		Consolidated Statements of Comprehensive Income 		 	 5

		Consolidated Statements of Cash Flow			 		 6

		Notes to Consolidated Financial Statements				 7

	Item 2. Management's Discussion and Analysis				       7

	Item 3. Quantitative and Qualitative Disclosures about Market Risk      10

	Item 4T. Controls and Procedures                                        10


PART II.  Other Information

       Item 6. Exhibits 						 			10



	Signatures										      12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

						BOL BANCSHARES, INC.
       CONSOLIDATED STATEMENTS OF CONDITION




                                                 Sept 30            Dec. 31,
(Amounts in Thousands)                             2008               2007
                                               (Unaudited)          (Audited)
ASSETS

Cash and Due from Banks
 Non-Interest Bearing Balances and Cash           $3,847             $4,161
Federal Funds Sold                                28,965             27,490
Investment Securities
  Securities Held to Maturity                      2,002              8,000
  Securities Available for Sale                      814                740
Loans-Less Allowance for Loan Losses of $1,800
  in 2008 and in 2007                             56,488             55,820
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)            6,732              6,923
Other Real Estate                                  1,153              1,036
Other Assets                                       1,013              1,100
     TOTAL ASSETS                               $101,014           $105,270


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                             37,178             41,408
 NOW Accounts                                     11,047             12,143
 Money Market Accounts                             4,206              4,248
 Savings Accounts                                 22,560             23,789
 Time Deposits, $100,000 and over                  2,890              2,260
 Other Time Deposits                               8,250              5,819
     TOTAL DEPOSITS                               86,132             89,667
Notes Payable                                      1,543              1,543
Other Liabilities                                  1,788              3,320
     TOTAL LIABILITIES                            89,463             94,530
SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 2,009,881 Shares Issued and Outstanding in 2008
 2,081,857 Shares Issued and Outstanding in 2007   2,010              2,082
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2008 and 2007
                                                     179                179
Accumulated Other Comprehensive Income               471                422
Capital in Excess of Par - Retired Stock             156                141
Undivided Profits                                  7,916              6,440
Current Earnings                                     819              1,476
     TOTAL SHAREHOLDERS' EQUITY                   11,551             10,740
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $101,014           $105,270


The accompanying notes are an integral part of these financial statements.

                              BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)


                                        Three months ended   Nine months ended
                                              Sept 30              Sept 30
(Amounts in Thousands)                    2008        2007     2008       2007


INTEREST INCOME
Interest and Fees on Loans               $1,548     $1,718    $4,930    $5,164
Interest on Investment Securities            14        109        98       355
Interest on Federal Funds Sold              166        358       593       986
Total Interest Income                     1,728      2,185     5,621     6,505
INTEREST EXPENSE
Interest on Deposits                        183        180       590       500
Other Interest Expense                        4          4        11        11
Interest Expense on Debentures               25         25        74        74
Total Interest Expense                      211        209       674       585
NET INTEREST INCOME                       1,517      1,976     4,947     5,920
Provision for Loan Losses                    38         81       167       183
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                           1,479      1,895     4,780     5,737
NON-INTEREST INCOME
Service Charges on Deposit Accounts         132        132       381       455
Cardholder & Other Credit Card Income       125        135       368       408
ORE Income                                    0         88         0        88
Other Operating Income                       22         21       668       143
Total Non-interest Income                   279        376     1,417     1,094
NON-INTEREST EXPENSE
Salaries and Employee Benefits              709        680     1,989     1,999
Occupancy Expense                           316        281       854       873
Communications                               56         59       172       163
Outsourcing Fees                            346        342     1,131     1,074
Loan & Credit Card Expense                   29         17        86        92
Professional Fees                            63         75       181       238
ORE Expense                                  11         46        28        72
Other Operating Expense                     164        206       513       596
Total Non-interest Expense                1,694      1,706     4,955     5,107
 Income Before Tax Provision                 63        565     1,242     1,724
Provision For Income Taxes                   15        171       422       591
 NET INCOME                                 $48       $394      $819    $1,133

Earnings Per Share of Common Stock        $0.27      $2.20     $4.57     $6.33


The accompanying notes are an integral part of these financial statements.

                                BOL BANCSHARES, INC.
			CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
						(Unaudited)

										Nine Months Ended

                                                        Sept 30        Sept 30
(Amounts in thousands)                                    2008           2007

NET INCOME                                                $819           $1,133

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                           49             155

COMPREHENSIVE INCOME                                      $868          $1,288


The accompanying notes are an integral part of these financial statements.

                                   BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)



Nine Months Ended September 30

(Amounts in thousands)                                     2008         2007
OPERATING ACTIVITIES
Net Income                                                 $819        $1,133
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                                  167           183
 Depreciation and Amortization Expense                      319           242
 Amortization of Investment Security Premiums                (2)            0
 (Gain) on Sale of Other Real Estate                          0           (88)
 Decrease in Other Assets                                    62           136
 (Decrease) Increase in Other Liabilities
  and Accrued Interest                                   (1,532)        2,051
Net Cash (Used in) Provided by Operating Activities        (167)        3,657

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                    8,000         3,000
 Purchases of Held-to-Maturity Investment Securities     (2,000)            0
 Purchases of Property and Equipment                       (128)       (4,903)
 Proceeds from Sale of Other Real Estate                      0           300
 Proceeds from Sale of Available-for Sale Securities          0            15
 Net (Increase) in Loans                                   (952)         (289)
Net Cash Provided by Investing Activities                 4,920        (1,877)

FINANCING ACTIVITIES
 Net (Decrease) in Non-Interest Bearing
  and Interest Bearing Deposits                          (3,534)       (1,611)
 Preferred Stock Retired                                    (58)           (3)
 Principal Payments on Long Term Debt                         0            (1)
Net Cash (Used in) Provided by Financing Activities      (3,592)       (1,615)

Net Increase in Cash and Cash Equivalents                1,161           165
Cash and Cash Equivalents - Beginning of Year           31,651        28,565
Cash and Cash Equivalents - End of Period              $32,812       $28,730

The accompanying notes are an integral part of these financial statements.

                                 BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			                 (Unaudited)





SUPPLEMENTAL DISCLOSURES:                                  2008        2007


Cash Paid During the Year for Interest                     $877        $590
Cash Paid During the Year for Income Taxes                 $429        $596
Market Value Adjustment for Unrealized Gain on
  Securities Available-for-Sale                             $74        $218
Additions to Other Real Estate Thru Foreclosure            $117          $0


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


SEPTEMBER 30, 2008 COMPARED WITH DECEMBER 31, 2007

BALANCE SHEET

	Total Assets at September 30, 2008 were $101,014,000 compared to $105,270,000 at December 31, 2007 for a decrease of $4,256,000 or 4.04%.
Federal Funds Sold increased $1,475,000 at September 30, 2008 from $27,490,000 at December 31, 2007 to $28,965,000 at September 30, 2008. Investment securities decreased $5,924,000 to $2,816,000 at September 30, 2008 from $8,740,000 at December 31, 2007. This was attributable to securities of $8,000,000 that were called and the Bank purchased $2,000,000 during the first quarter of 2008 for a net effect of a $6,000,000 decrease. Total loans increased $668,000 or 1.20% to $56,488,000 at September 30, 2008 from
$55,820,000 at December 31, 2007. This increase in the loan portfolio is due mainly to an increase of $1,950,000 in real estate loans. This was offset by a decrease in the credit card portfolio of $1,297,000, and a decrease of $305,000 in personal and business loans. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.
	Total deposits decreased $3,535,000 or 3.94% to $86,132,000 at September 30, 2008 from $89,667,000 at December 31, 2007. Total non-interest bearing deposits decreased $4,230,000 while interest-bearing accounts increased $695,000. The increase of interest earning deposits was mainly attributable to a promotion at the 2 branches that reopened in 2007 after Hurricane Katrina. Time deposits increased $3,061,000 while Now accounts decreased $1,096,000 savings accounts decreased $1,229,000.
	Other liabilities decreased $1,532,000 from $3,320,000 at December 31, 2007 to $1,788,000 at September 30, 2008. This decrease is due mainly to insurance money that was received and held in contingency accounts and was used in 2008 to repair the Bank's branches that were damaged by Hurricane Katrina. This amount totaled $1,273,000.
       Shareholder's Equity increased $811,000 from $10,740,000 at December 31, 2007 to $11,551,000 at September 30, 2008. This increase is due mainly to net income for the nine months ended September 30, 2008 of $819,000, an increase in capital in excess of par-retired Preferred Stock of $15,000 and a decrease in Preferred Stock of $72,000.


NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

INCOME

	The Company's net income for the nine months ended September 30, 2008 was $819,000 or $4.57 per share, a decrease of $314,000 from the Company's total net income of $1,133,000 for the same period last year.
	Interest income decreased $884,000 for the nine months ended September 30, 2008 over the same period last year. Interest on federal funds sold decreased $393,000 due to a decrease in the interest rate received from 5.16% at September 30, 2007 to 2.35% at September 30, 2008. Interest on investment securities decreased $257,000. During the 1st quarter of 2008, $8,000,000 in securities were called and the Bank purchased $2,000,000, for a net effect of a $6,000,000 decrease. Interest in the loan portfolio decreased $234,000 due mainly to a decrease in the average balance of loans from $58,547,000 at September 30, 2007 to $55,499,000 at September 30, 2008.

	Interest expense increased $89,000 for the nine months ended September 30, 2008 over the same period last year. This was caused by an increase in the average balance of interest-bearing liabilities from $47,180,000 at September
30, 2007 to $51,440,000 as of September 30, 2008. The interest rate paid on interest-bearing liabilities increased from 1.65% at September 30, 2007 to 1.75% as of September 30, 2008. This increase in rates was due to a promotion at the 2 branches that reopened in 2007 after Hurricane Katrina. Net interest income decreased $973,000. Interest rate spreads decreased from 7.24% at September 30, 2007 to 6.27% at September 30, 2008.
	Non-interest income increased $323,000 for the nine month period from $1,094,000 at September 30, 2007 to $1,417,000 at September 30, 2008. Other
income increased $525,000 for the nine months ended September 30, 2008. This increase is due mainly to the sale of Visa stock for a gain of $578,000 in the 1st quarter of 2008. This was offset by a decrease in deposit related fees of $74,000 of which $44,000 was due to a decrease in the service charge collected on commercial accounts and a decrease of $20,000 in fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $40,000.
	Non-interest expense decreased $152,000 for the nine month period of 2008 as compared to the same period last year. In August, 2007 the Bank purchased the building which houses the Severn Branch and Operations center with offices that are leased to other tenants. The reduction in Occupancy expense of $19,000 was due to the Bank no longer paying rent for the Severn Branch and the Operations center in addition to rental income received from the other tenants. Other taxes decreased $62,000 due mainly to bank stock taxes of $205,000 in 2007 compared to $143,000 in 2008. Professional fees decreased $57,000 and ORE expenses decreased $44,000 over the same period last year. Outsourcing fees increased $57,000 over the same period last year.
	The provision for income taxes decreased $169,000 compared to the same period last year from $591,000 at September 30, 2007 to $422,000 at September
30, 2008. This was due to a decrease in income before taxes.


THIRD QUARTER 2008 COMPARED WITH THIRD QUARTER 2007

INCOME

	Net income for the third quarter of 2008 was $48,000 compared to $394,000 for the same period last year for a decrease of $346,000.
	Interest income decreased $457,000 over the same period last year. Interest on the loan portfolio decreased $170,000 from $1,718,000 at September 30, 2007 to $1,548,000 at September 30, 2008. This was caused mainly by a decrease of $2,796,000 in the average outstanding loans from $58,391,000 at September 30, 2007 to $55,595,000 at September 30, 2008 and a decrease in the interest rate from 11.77% at September 30, 2007 to 11.14% at September 30,
2008. Interest on investment securities decreased $95,000 due mainly to a decrease in the average outstanding from $11,669,000 at September 30, 2007 to $2,767,000 at September 30, 2008. Interest on federal funds sold decreased $192,000 due mainly to a decrease in the interest rate from 5.13% at September 30, 2007 to 1.97% at September 30, 2008.
	Interest expense increased $2,000 for the three months ended September 30, 2008 over the same period last year. This was caused by an increase of interest-bearing liabilities of $2,846,000 from $48,477,000 at September 30, 2007 to $51,323,000 at September 30, 2008 and a decrease in the interest rate from 1.72% at September 30, 2007 to 1.64% as of September 30, 2008. Net interest income decreased $459,000 due to the decrease in the rate on interest earning assets from 8.92% at September 30, 2007 to 7.51% at September 30, 2008, which was offset by the higher interest rates on interest bearing deposits from 1.53% at September 30, 2007 to 1.46% at September 30, 2008. The interest rate spreads decreased from 7.20% at September 30, 2007 to 5.87% at September 30, 2008.
	Non-interest income decreased $97,000 for the three-month period as compared to the same period last year. This decrease was due mainly to the gain of $88,000 on the sale of an ORE property in 2007. In addition there was a decrease of $10,000 in cardholder and other credit card fees.
	Non-interest expense decreased $12,000 for the three-month period as compared to the same period last year. Other taxes decreased $20,000 due mainly to bank stock taxes of $68,000 in 2007 compared to $48,000 in 2008.
	The provision for income taxes decreased $156,000 compared to the same period last year from $171,000 at September 30, 2007 to $15,000 at September
30, 2008 due to a decrease in income before taxes.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

       Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company.

	Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Difficult conditions in the financial services markets may materially and adversely affect the business and results of operations of the Bank and the Company.

	Dramatic declines in the housing market during the past year, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities by spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally, which could have a material adverse effect on our business and operations. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry. As a rule however, the majority of small community banks, such as Bank of Louisiana, have strong reserve positions and are well capitalized.


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




						BOL BANCSHARES, INC.
						(Registrant)



November 13, 2008
Date
				            /s/ G. Harrison Scott
						G. Harrison Scott
						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)






                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)