Form 10-K
period 2008-12-31
BOL BANCSHARES INC
filed 2009-03-27
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
COMMISSION FILE NUMBER 0-16934


BOL BANCSHARES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		LOUISIANA						72-1121561
	(STATE OF INCORPORATION)		(IRS EMPLOYER IDENTIFICATION NO.)

          300 ST. CHARLES AVENUE, NEW ORLEANS, LA  70130
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(504) 889-9400
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  	NONE

Common Stock, par value $1.00 per share

       Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes    	No _X_

       Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes    	No _X_

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  X  	No ______

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.
       Large accelerated filer __		Accelerated filer __
       Non-accelerated filer __		Smaller reporting company X_

	Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes __  No X_

       As of February 28, 2009, the aggregate market value of the voting common equity stock held by non-affiliates of the registrant was $2,527,536. For this purpose, certain executive officers and directors are considered affiliates.

       The number of shares of Common Stock outstanding as of February 28, 2009 was 179,145.

					Cross Reference Index

	                                                                 Page

Part I

Item 1:	Business									 3
Item 2:	Properties									 6
Item 3:	Legal Proceedings                                            7
Item 4:	Submission of Matters to a Vote of Security Holders          7

Part II

Item 5:	Market for Registrant's Common Equity and Related
            Stockholder Matters                                          7
Item 6:	Management's Discussion and Analysis                         8
Item 7:	Financial Statements and Supplementary Data                 32
Item 8:	Changes in and Disagreements with Accountants and
             Financial Disclosure	                                    72
Item 8A(T):	Controls and Procedures                                     72
Item 8B:	Other Information                                           72

Part III

Item 9:	Directors and Executive Officers of the Registrant          73
Item 10:	Executive Compensation                                      74
Item 11:	Security Ownership of Certain Beneficial Owners and
             Management                                                 75
Item 12:	Certain Relationships and Related Transactions              76
Item 13:	Exhibits and Reports on Form 8-K
            (a) Exhibits                                                76
		(b) Reports	on Form 8-K                                     76
Item 14:	Principal Accountant Fees and Services                      76
            Signatures                                                  77

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


Critical Accounting Policies
	In reviewing and understanding financial information of the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note A of the notes to our consolidated financial statements included in this Form 10-K. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.


Allowance for Loan Losses.
       We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.


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


Banking Products and Services
	The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts ("IRAs"), savings and other time deposits of various types, and business, real-estate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below.
Other services include letters of credit, safe deposit boxes, traveler's checks, credit cards, wire transfer, e-banking, night deposit, and drive-in facilities. Prices and rates charged for services offered are competitive with the area's existing financial institutions in the Bank's primary market area.
	The Bank offers a wide variety of fixed and variable rate loans to qualified borrowers. With regard to interest rates, the Bank continues to meet legal standards while remaining competitive with the existing financial institutions in its market area. The specific types of loans that the Bank offers include the following:

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

	Commercial Loans (Secured and Unsecured). The Bank's commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.
	Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2008 the Bank held $7,591,000 in credit card debt.
	The Bank has a number of proprietary accounts it services which is included above. These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due. As of December 31, 2008 the Bank held $575,000 in proprietary accounts.


Territory Served and Competition
	Market Area. The market area for the Bank is defined in the Bank's Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.
	Population. The U.S. Census Bureau's latest estimates on the population of New Orleans ranks the parish the third fastest-growing county in the nation at 311,000. According to those numbers, New Orleans grew by 8.2 percent in one year. Metro wide, New Orleans gained more than 24,500 residents, boosting the metro population to more that 1.13 millon people. The growth made metro
New Orleans the 36th fastest-growing metropolitan area in the nation, at a rate of 2.2 percent.
       Competition. The Bank competes with other commercial banks, savings and loan associations, credit unions, and other types of financial services providers in the New Orleans metropolitan area. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.
	Economy. While there is still a long way to go, considerable measurable progress is being made toward the New Orleans region's gradual economic recovery in the aftermath of the widespread devastation wreaked by Hurricanes Katrina (August 29, 2005) and Rita (September 24, 2005).

A spokesperson of the Federal Reserve Bank of Atlanta stated that tourism, which survived last year because of international visitors coming to the Southeast to take advantage of the weak dollar, is unlikely to pull off the same coup this year because of global economic doldrums and stronger U.S. currency erasing the bargain for foreign travelers. New Orleans convention and leisure travel business will surely be affected as consumers pull back on spending this year. The longer the U.S. recession goes on, the more vulnerable the New Orleans area economy becomes.

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

Construction, not surprisingly, was the strength of New Orleans' job market, growing 6.2 percent over the year while the rest of the country saw a 5.9 percent decline in the sector. New Orleans added 2,000 construction jobs in 2008; 1,500 in the hotel industry; 1,500 in food and beverage services; 1,100 in state government jobs, including public hospital workers and teachers; 800 in the professional/technical sector; and 800 in private hospitals.


Employees
	As of December 31, 2008, the Bank had 75 full-time and approximately 2 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Bank. See "Executive Compensation".


Item 2 Description of Property
	In addition to its main office, the Bank has five branch locations and an operations center. Set forth below is a description of the offices of the Bank.
	Main Office. The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana.
The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby. The Bank occupies the ground floor and the fourth floor. The second and third floors are leased. Rental income received is $2,543 per month. The lease commenced December 15, 2003 and terminates on December 15, 2018. The Bank owns the building.
	Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars. On August 20, 2007 for a price of $4,650,000 the Bank purchased the land and improvements from Severn South Partnership which the Bank was paying rent to. The property consists of a four story building with
offices that are leased to other businesses.   The purchase was approved by
FDIC (Federal Deposit Insurance Corp) and OFI (Office of Financial Institutions, State of Louisiana) on August 6, 2007 with the stipulation that the investment in fixed assets not exceed 50 percent of its equity capital and reserves by December 31, 2008. The percentage as of December 31, 2008 was 48.24%. The Bank leased office space from Severn South Partnership. The general partner of Severn South Partnership is a majority shareholder in BOL BANCSHARES, INC. Rent paid to Severn South Partnership for the years ended December 31, 2007 (prior to the purchase described above), and 2006 totaled $247,407, and $381,386 respectively. Rental income received during 2008 was $249,664.
       Oakwood Branch. The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana. The premise consists of approximately 3,730 total square feet of office space, which includes 1,560 square feet designated for its drive-in facility. The Bank leases the lobby and drive-in facility from Oakwood Shopping Center, Ltd. There was heavy storm damage to this shopping center and the Bank has relocated its branch to another location within the shopping center and reopened during the 4th quarter of 2007. The lease will expire November 14, 2016 with a monthly lease amount of $13,066 per month.
	Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The lease will expire March, 2017 with a monthly lease amount of $6,384 per month.
	Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2008 totaled $111,407.
       Tammany Mall Branch. The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana. The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars. The Bank owns the building.
	Operations Center. The Bank's operations center, which houses its accounting, audit, data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana. The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars. See "Severn Branch" above for information on the building purchase.


Item 3 Legal Proceedings
       Because of the nature of the banking industry in general, the Company and the Bank are each party from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company's and/or the Bank's financial condition. Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company's consolidated financial statements.
	The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:
	1. The Bank has a suit in the United States District Court which began in 2002 against an insurance company arising from the insurance company drafting the Bank for $273,000 in payments under a previously-existing employee's health plan. The Bank has amended its complaint to seek penalties and damages in excess of the $273,000. The matter was submitted to the district judge on cross motions for summary judgment and the court ruled against the Bank, dismissing all claims. The case is on appeal. A loss of $272,000 was charged to operations during 2004.
      2. The Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. The matter was tried with a verdict of $11,000 against the Bank. The matter is on appeal.
      3. The Bank is a defendant in a lawsuit pending in the 22nd Judicial District Court in St. Tammany Parish. The issues involved the clearing of a safety deposit box at the Gause branch by a notary with authority from the court to do so in the succession of the owner of the box. The causes of action against the Bank are unclear and the case is in the discovery stages.
It is doubtful that the Bank has any exposure.
      4. The Bank entered into an agreement with a company for disaster protection. The company had a contract to provide technical and physical backup in the event the Bank's data systems were impaired by a natural disaster. When Katrina hit, however, the company woefully failed to provide the services agreed and the Bank has made demand for payment of $901,992.50. The Bank filed suit and the court ruled against the Bank. The Court of Appeals affirmed.
      5. The Bank has sued the owner of a branch office that is leased for a dispute in the lease agreement subsequent to Hurricane Katrina. The case is in the preliminary stages and some discovery has taken place.
      6. The Bank has sued its insurance carriers over Hurricane Katrina damages in order to interrupt prescription. Negotiations have resulted in settlement of the majority of the claims and it is unlikely that litigation will continue.


Item 4 Submission of Matters to a Vote of Security Holders
       There were no matters submitted, during the fourth quarter of fiscal year 2008 to a vote of security holders, through the solicitation of proxies.


Item 5 Market for Registrant's Common Equity and Related Stockholder Matters There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock since 2007, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2008, the Company had approximately 609 shareholders of record. There were no dividends declared on the Company common stock for the years ended 2008 or 2007.

                                         2008                2007

	                              High      Low       High       Low
First Quarter                          -        -      31.00     29.75
Second Quarter                         -        -          -         -
Third Quarter                      36.60    33.00          -         -
Fourth Quarter                         -        -          -         -


	No dividends were paid on shares of Company Common stock in 2008 or 2007.


Annual Shareholders Meeting
	The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 14,
2009 at 3:30 p.m.


Independent Auditors
       LaPorte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958.


Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the "Company") and its bank subsidiary, (the "Bank") for the years ending December 31, 2008, 2007, and 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.
	This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.
Quantitative and Qualitative Disclosures about Market Risk, Catastrophic
Events, and Future Growth
	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Difficult conditions in the financial services markets may materially and adversely affect the business and results of operations of the Bank and the Company.
	Dramatic declines in the housing market during the past year, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities by spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally, which could have a material adverse effect on our business and operations. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry. As a rule however, the majority of small community banks, such as Bank of Louisiana, have strong reserve positions and are well capitalized.
	The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, windstorms, floods, severe winter weather, fires and other catastrophes could adversely affect our consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our customers to access financial services offered by us. The incidence and severity of catastrophic events could nevertheless reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition or results of operation.
	The Company is a customer-focused organization. Future growth is expected to be driven in a large part by the relationships maintained with customers. While the Company has assembled an experienced management team, and has management development plans in place, the unexpected loss of key employees could have a material adverse effect on the Company's business and may result in lower revenues.


Hurricane Katrina Disclosure
       Insurance proceeds received for storm damages caused by Hurricane Katrina has covered the damages sustained to the Bank's branches. Ample proceeds remain in the contingency account to cover the small percentage of repairs remaining. Of the 7 branch locations that were affected by Hurricane Katrina, only the Carrollton branch was not reopened. The Company's management team and employees have and are continuing to work diligently to control operating expenses and costs while restoring normal business operations.


Overview
	The Company provides a full range of quality financial services in selected market areas. As of December 31, 2008, the Company's total assets were $95,506,000 as compared to $105,270,000 at December 31, 2007. This is due to deposits shrinking back to their pre-Katrina levels absent of FEMA and insurance proceeds.
	Loans comprise the largest single component of the Bank's interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank's loans totaled $55,608,000, and $55,820,000 net of unearned discount and Allowance for Loan Losses at December 31, 2008, and 2007. The Bank's net interest margin was 6.77% for the year ended December 31, 2008 as compared to 8.04% for the year ended December 31, 2007.
	Historically, credit card loans have been an important part of the Bank's total loan portfolio. However, the Bank has been diversifying its earning assets into commercial and installment loans. At December 31, 2008, credit card loans were $7,591,000 and represented 13.65% of the Bank's loan portfolio of $55,608,000. At December 31, 2007, credit card loans were $9,064,000 and represented 16.24% of the Bank's loan portfolio of $55,820,000.
	The Bank's current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its proprietary accounts, so long as it can maintain the minimum required Tier 1 leverage ratio required. The Bank focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income - December 31, 2008 Compared to December 31, 2007

       The Company's net income for the year 2008 was $724,000 or $4.04 per share, a decrease of $752,000 or a decrease of $4.20 per share from the Company's net income of $1,476,000 in 2007.

       Net interest income which is total interest income (including fees) less total interest expense was $6,358,000 in 2008 compared to $7,804,000 in 2007.
       Interest on earning assets decreased $1,401,000 from $8,617,000 in 2007 to $7,216,000 in 2008. Interest income on federal funds sold decreased
$660,000 due to a decrease in the average interest rate from 4.99% in 2007 to an average interest rate of 2.00% in 2008. The average balance of Federal
Funds sold increased $6,249,000 from $26,199,000 in 2007 to $32,448,000 in
2008.  Interest income on investment securities decreased $335,000 from
$443,000 earning 3.58% in 2007 to $108,000 earning 2.72% in 2008 due to average investment securities decrease of $8,413,000 from $12,370,000 in 2007 to $3,957,000 in 2008. Taxable-equivalent income on loans decreased $406,000 or 5.91% from $6,866,000 in 2007 to $6,460,000 in 2008.  This decrease primarily resulted from a decrease of $1,046,000 in the average balance of loans from $58,502,000 in 2007 to $57,456,000 in 2008 and the average interest rate decreased from 11.74% in 2007 to 11.24% in 2008.
	Interest on deposits increased $45,000 from $700,000 in 2007 to $745,000
in 2008.   This increase resulted primarily from an increase in the average balance of interest bearing deposits from $46,173,000 in 2007 to $49,356,000 in 2008. The average interest rate paid on deposits was 1.52% in 2007 as compared to 1.51% in 2008.
       The provision for loan losses decreased $20,000 from $277,000 in 2007 to $257,000 in 2008. Net charge-offs were $277,000 in 2007 compared to $257,000 in 2008.
       Non-interest income increased $289,000. This increase was due mainly to the sale of Visa stock for a gain of $578,000. This was offset by a decrease in deposit related fees of $106,000 of which $47,000 was due to a decrease of fees collected on overdrawn accounts and a decrease of $38,000 in the service charge collected on commercial accounts. Cardholder and other credit card fees decreased $50,000. Other real estate income decreased $88,000 due to the gain of an OREO sale of $88,000 in 2007, as compared to $0 in 2008. Miscellaneous income decreased $58,000 due mainly to the settlement of a lawsuit $50,000 against another bank and $7,000 as a gain on the sale of MasterCard stock, both of which occurred in 2007.
       Non-interest expense decreased $102,000. The major components of this decrease were a decrease of $52,000 in Salaries and Employee Benefits, and a decrease of $52,000 in ORE expenses.
       Income tax expense decreased $284,000 in 2008 compared to the same period last year from $721,000 in 2007 to $437,000 in 2008 due to the decrease in pretax net income of $1,036,000 from 2007 to 2008.


Net Income - December 31, 2007 Compared to December 31, 2006

       The Company's net income for the year 2007 was $1,476,000 or $8.24 per share, a decrease of $654,000 from the Company's net income of $2,130,000 in 2006.
       Net interest income which is total interest income (including fees) less total interest expense was $7,804,000 in 2007 compared to $8,424,000 in 2006.
       Interest on earning assets decreased $420,000 from $9,037,000 in 2006 to $8,617,000 in 2007. Interest income on federal funds sold decreased $467,000 due to a decrease in the average balance of $10,161,000 from $36,360,000 in 2006 as compared to $26,199,000 in 2007. This decrease was due primarily to the decrease in the average balance of deposits which decreased $17,131,000 from $109,103,000 in 2006 to $91,972,000 in 2007. The customers who had received insurance proceeds and road home money have used these funds to repair or replace property damaged by Hurricane Katrina. Interest income on investment securities decreased $88,000 from $531,000 earning 2.96% in 2006 to $443,000 earning 3.58% in 2007 due to $6,000,000 in called or matured securities resulting in a decrease of average balances from $17,939,000 in

2006 to $12,370,000 in 2007. Taxable-equivalent income on loans increased $135,000 or 2.01%, from $6,731,000 in 2006 to $6,866,000 in 2007. This increase primarily resulted from an increase of $784,000 in the average balance of loans from $57,718,000 in 2006 to $58,502,000 in 2007.
	Interest on deposits increased $225,000 from $475,000 in 2006 to
$700,000 in 2007.   This increase resulted primarily from an increase in the
rates paid from .88% in 2006 to 1.52% in 2007.
       The provision for loan losses decreased $287,000 from $564,000 in 2006 to $277,000 in 2007. Net charge-offs were $677,000 in 2006 compared to $277,000 in 2007.
	The most significant contributing factor within the non-interest income and expense category for 2007 is a decrease of $514,000 in non-interest income. This decrease was due mainly to a gain on insurance settlement. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. This was offset by an increase of $87,000 from the gain of an OREO sale of $88,000 in 2007, as compared to a minimal gain of $1,000 on sold OREO in 2006.
       Non-interest expense increased $24,000. The major component of this increase was the recovery of $202,000 during 2006 due to insurance recovery of damages sustained during Hurricane Katrina in 2005 as compared to the recovery of $1,200 during 2007. This was offset by a decrease in Other Real Estate write-downs of $241,000. During 2007, the write-down on Other Real Estate parcels was $24,000 compared to a write-down of $265,000 in 2006.
       Income tax expense decreased $217,000 in 2007 compared to the same period last year from $938,000 in 2006 to $721,000 in 2007 due to the decrease in pretax net income of $870,000 from 2006 to 2007.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the years 2008, 2007 and 2006.


TABLE 1 Average Balances, Interests and Yields


                               2008          2007                 2006

            Average        Yield/ Average        Yield/ Average       Yield/
(Dollars in Thousands)
            Balance Interest Rate Balance Interest Rate Balance Interest Rate

ASSETS
INTEREST-EARNING ASSETS:
Loans, net of
 Unearned income (1)(2)
            57,456  6,460  11.24%  58,502  6,866  11.74%  57,718  6,731  11.66%
Investment securities
             3,957    108   2.72%  12,370    443   3.58%  17,939    531   2.96%
Federal funds sold
            32,448    648   2.00%  26,199  1,308   4.99%  36,360  1,775   4.88%
  Total Interest-Earning Assets
            93,861  7,216   7.69%  97,071  8,617   8.88% 112,017  9,037   8.07%
Cash and due from banks
             3,431                  3,946                  6,084
Allowance for loan Losses
            (1,813)                (1,803)                (1,804)

Premises and equipment
             6,811                  4,001                  2,334
Other Real Estate
             1,077                  1,105                    894
Other assets
             1,311                  1,284                  1,517
  TOTAL ASSETS
           104,678                105,604                121,042


LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand Deposits
            15,802    150   0.95%  15,487    214   1.38%  18,313    158  0.86%
 Savings deposits
            22,918    215   0.94%  24,505    271   1.11%  30,273    177  0.58%
 Time deposits
            10,636    380   3.57%   6,181    215   3.48%   5,576    140  2.51%
  Total Int-Bearing Deposits
            49,356    745   1.51%  46,173    700   1.52%  54,162    475  0.88%
Long-Term debt
             1,543    113   7.30%   1,544    113   7.32%   1,843    138  7.48%
  Total Interest-Bearing
Liabilities
            50,899    858   1.68%  47,717    813   1.70%  56,005    613  1.09%
Non-interest-bearing deposits
            40,168                 45,799                 54,941
Other liabilities
             2,185                  2,199                  1,783
Shareholders' equity
            11,426                  9,889                  8,313
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY
           104,678                105,604                121,042
Net Interest Income
                   6,358                   7,804                  8,424
Net Interest Spread
                            6.00%                  7.17%                 6.97%
Net Interest Margin
                            6.77%                  8.04%                 7.52%
(1) Fee income relating to loans of $513,000 in 2008, $452,000 in 2007 and $586,000 in 2006 is included in interest income.
(2) Non-accrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.

The below table presents changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate)for the years ended December 31.


Table 2 Rate/Volume Analyses (1

                 2008 vs 2007 Increase(Decrease) 2007 vs 2006 Increase(Decrease)

                        Due to Change in:          Due to Change in:
(Dollars in Thousands)    Rate     Volume   Total      Rate   Volume     Total

Net Loans                 (283)     (123)   (406)        44      91       135
Investment Securities      (34)     (301)   (335)        77    (165)      (88)
Federal Funds Sold        (972)      312    (660)        28    (495)     (467)
  Total Interest Income (1,289)     (112) (1,401)       149    (569)     (420)

Deposits:
 Demand Deposits           (68)        4     (64)        80     (24)       56
 Savings Deposits          (38)      (18)    (56)       128     (34)       94
 Time Deposits              10       155     165         60      15        75
  Total Int-Bearing Dep    (96)      141      45        268     (43)      225
Long-Term Debt              (0)       (0)     (0)        (3)    (22)      (25)
  Total Interest Expense   (96)      141      45        265     (65)      200
Change in net interest
 Income                  (1193)     (253)  (1446)      (116)   (504)     (620)


Interest Sensitivity Gap Analysis
	The major elements management utilizes monthly to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. It is the Bank's policy not to invest in derivatives in the ordinary course of business. The Bank performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances are reported in the time band that corresponds to the instruments next repricing date or contractual maturity, whichever occurs first. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.
	The interest rate sensitivity structure within the Company's balance sheet at December 31, 2008, has a net interest sensitive asset gap of 31.32% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of 1.50%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
	The following table illustrates the Company's interest rate sensitivity analysis at December 31, 2008, as well as the cumulative position at December 31, 2008:

TABLE 3 Asset/Liability and Gap Analysis

                                      December 31, 2008
                        1-30   31-60   61-90  91-365  1 Year-  Over
                        Days    Days    Days    Days  5 Years  5 Years  Total
(Dollars in Thousands)


 Earning Assets
Securities-HTM              -       -   2,001       -       -        -    2,001
Securities - AFS            -       -       -       -     823        -      823
Loans                   9,482   2,731   2,303  32,095   8,528      469   55,608
Federal Funds sold     25,375       -       -       -       -        -   25,375

Total Earning Assets   34,857   2,731   4,304  32,095   9,351      469   83,807

Non Earning Assets          -       -       -       -       -   11,699   11,699

TOTAL ASSETS           34,857   2,731   4,304  32,095   9,351   12,168   95,506


 Interest-Bearing Liabilities

Savings & Now accounts 33,483       -       -       -       -        -   33,483
Money market            3,667       -       -       -       -        -    3,667
CD's < $100,000         1,832     669     309   2,661   1,547        -    7,018
CD's > $100,000           201     303       -     945     431        -    1,880
Notes payable               -       -       -       -       -        -      -

Total Interest-
Bearing Liabilities    39,183     972     309   3,606   1,978        -   46,048
Non Costing Liabilities   724       -       -       -       -   48,734   49,458

TOTAL LIABILITIES      39,907     972     309   3,606   1,978   48,734   95,506


Interest Sensitivity Gap
                       (4,326)  1,759   3,995  28,489   7,373      469   37,759
Cumulative Gap         (4,326) (2,567)  1,428  29,917  37,290   37,759
Cumulative Gap/
 Total Assets           -4.53%  -2.69%   1.50%  31.32%  39.04%   39.54%






Provision for Loan Losses
	Management's policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management's evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.
       At December 31, 2008 and December 31, 2007 the allowance for possible loan losses was $1,800,000. In 2008, the provision for loan losses was $257,000 compared to $277,000 in 2007. Net charge-offs were $257,000 in 2008 compared to $277,000 in 2007. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.


TABLE 4 Allowance for Loan Losses

                                          December 31,
                                      2008          2007
                                    (Dollars in Thousands)

Balance at beginning of period      $1,800        $1,800
Charge-Offs:
 Commercial                              0            32
 Real estate                             0            11
 Consumer                                4            15
 Credit Cards                          448           424

Total Charge-offs                      452           482
Recoveries:
 Commercial                             20             3
 Real estate                             0             0
 Consumer                                7             7
 Credit Cards                          168           195
Total Recoveries                       195           205
Net charge-offs                        257           277
Provision for loan losses              257           277

Balance at end of period            $1,800        $1,800
Ratio of net charge-offs during period
to average loans outstanding          0.45%         0.47%
Allowance for possible loan losses as a
 percentage of loans                  3.14%         3.12%



Non-interest Income
	An important source of the Company's revenue is derived from non-interest income.
       	For the year 2008 non-interest income increased $289,000. This increase was due mainly to the sale of Visa stock for a gain of $578,000.
This was offset by a decrease in deposit related fees of $106,000 of which $47,000 was due to a decrease of fees collected on overdrawn accounts and a decrease of $38,000 in the service charge collected on commercial accounts. Cardholder and other credit card fees decreased $50,000. Other real estate income decreased $88,000 due to the gain of an OREO sale of $88,000 in 2007, as compared to $0 in 2008. Miscellaneous income decreased $58,000 due mainly to the settlement of a lawsuit $50,000 against another bank and $7,000 as a gain on the sale of MasterCard stock, both of which occurred in 2007.
       For the year 2007 non-interest income decreased $514,000. This decrease was due mainly to a gain on insurance settlement. In 2006, $600,000 in insurance proceeds was received on an OREO property that the Bank had no plans to repair. The Bank had a purchase offer and the property was sold in July, 2006. This was offset by an increase of $87,000 from the gain of an OREO sale of $88,000 in 2007, as compared to a minimal gain of $1,000 on sold OREO in 2006.
       The following table sets forth the major components of non-interest income for the last two years.

TABLE 5 Non-interest Income

                                            December 31,
                                    2008         2007     $ Change
                                        (Dollars in Thousands)

Service Charges                      237          277         (40)
NSF Charges                          268          315         (47)
Gain on Sale of Securities             0            0           0
Cardholder & Other Cr Card Inc       498          543         (45)
Other Comm. & Fees                    73           65           8
ORE Income                             0            0           0

Gain on Sale of ORE                    0           88         (88)
Gain on Insurance Settlement           0            0           0
Other Income                         640          139         501

   Total Non-interest Income      $1,716       $1,427        $289


	The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.
       For the year 2008 non-interest expense decreased $102,000. The major components of this decrease were a decrease of $52,000 in Salaries and Employee Benefits, and a decrease of $52,000 in ORE expenses.
       	For the year 2007 non-interest expense increased $24,000. The major component of this increase was the recovery of $202,000 during 2006 due to insurance recovery of damages sustained during Hurricane Katrina in 2005 as compared to the recovery of $1,200 during 2007. This was offset by a decrease in Other Real Estate write-downs of $241,000. During 2007, the write-down on Other Real Estate parcels was $24,000 compared to a write-down of $265,000 in 2006.
       The following table sets forth the major components of non-interest expense for the last two years:

TABLE 6 Non-interest Expenses

                                            December 31,
                                      2008           2007     $ Change
                                        (Dollars in Thousands)

Salaries & Benefits                  2,697        2,749 	   (52)
Occupancy Expense                    1,144        1,058           86
Estimated Loss (Recovery) Contingency    0           (1)           1
Loan & Credit Card Expense             121          125           (4)
Communications                         231          222            9
Outsourcing Fees                     1,468        1,432           36
Stationery, Forms & Supply              96          111          (15)
Professional Fees                      252          305          (53)
Insurance & Assessments                 93           77           16
Advertising Expense                      7            9           (2)
Misc. Losses                            (1)           5           (6)
Promotional Expenses                    50           74          (24)
ORE Expenses                            35           87          (52)
Other Operating Expense                463          505          (42)
   Total Non-interest Expense       $6,656       $6,758        ($102)


Provision for Income Taxes
	Income tax expense for 2008 was $437,000 compared to $721,000 in 2007, and an income tax expense of $938,000 in 2006. The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks. The Company's effective tax rate approximated statutory rates.


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

	Financing activity cash flows from deposits, which decreased 9.67% to $80,977,000 in 2008 from $89,666,000 in 2007, or $8,689,000, was the primary reason for the decrease in liquidity. As customers utilize their insurance proceeds for purchasing new homes or making repairs for the damages caused by Katrina, they are withdrawing the funds in their accounts. Management anticipated this fact and therefore has invested the funds in readily available Federal Funds Sold to correspondent banks. The Bank had unused sources of liquidity in the form of unused federal funds lines of $4,400,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank's principal amount of unpledged investment securities. The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints. Management believes that its core deposit strength minimizes the risk of deposit runoff.


Loans
	The loan portfolio is the largest category of the Bank's earning assets. The following table summarizes the composition of the loan portfolio for the last two years:


TABLE 7 Loans Net by Category

                                         December 31,
                                      2008         2007

(Dollars in Thousands)

Real estate-mortgage                45,693       43,513
Commercial, financial, &
Agricultural                         2,170        2,754
Consumer                             1,848        2,175
Credit cards                         7,591        9,064
Overdrafts                             106          114

  Loans                             57,408       57,620

Less:
Allowance for possible loan losses   1,800        1,800
 Loans, net                        $55,608      $55,820


      At December 31, 2008 total loans outstanding were $55,608,000 and $55,820,000 at December 31, 2007. Average total loans during 2008 decreased $1,046,000 or 1.79%, to $57,456,000 from $58,502,000 at December 31, 2007.
       The Bank experienced an increase of $2,180,000 in real estate loans from $43,513,000 in 2007 to $45,693,000 in 2008, which was offset by a decrease in credit card loans of $1,473,000, a decrease in commercial loans of $584,000, and a decrease in personal loans of $327,000.

       The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2008:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

                                    December 31, 2008
                                         Maturing
                           Within    One To     Over
                          One Year   5 Years   5 Years    Total
			(Dollars in Thousands)
Loan Maturity by Type
Real estate construction,
 land & land dev.           40,012     4,910      771     45,693
Commercial, financial &
 Agricultural                1,981       189        0      2,170
All other loans              1,810     7,735        0      9,545
    Total                  $43,803   $12,834     $771    $57,408


Rate Sensitivity of Loans
Loans:
 Fixed rate loans           41,091    12,834      771     54,696
 Variable rate loans         1,463         0        0      1,463
 Non-Accrual Loans           1,249         0        0      1,249
    Total                  $43,803   $12,834     $771    $57,408




	As of December 31, 2008 and 2007, the Bank's recorded investment in loans that are considered impaired under SFAS 114 totaled $1,249,000 and $417,000, respectively.


Non-performing Assets
       Non-performing assets consist of non-accrual and restructured loans and other real estate owned. Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors' financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels. Other real estate owned is real property acquired by foreclosure or deed taken in lieu of foreclosure.
	Non-performing assets at December 31, 2008 were $2,402,000 and $1,453,000 at December 31, 2007. During 2008, non-accrual loans increased by $832,000 and other real estate owned increased $117,000. At December 31, 2008, and 2007, there were no restructured loans.
	Since December 31, 2007, the ratio of past due loans to total loans has increased from .85% to .86% at December 31, 2008. During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from a low of 2.48% at December 31, 2007, to a high of 4.10% at December 31, 2008. The allowance for possible loan losses as a percent of net period-end loans increased to 3.14% at December 31, 2008, compared to 3.12% at December 31, 2007. Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.
	When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. The gross amount of interest income that would have been recorded on non-accrual loans, if all such loans had been accruing interest at the original contract rate, at December 31, 2008 was $76,000 compared to December 31, 2007 was $31,000.


TABLE 9 Non-performing Assets

                                       December 31,
                                    2008          2007
(Dollars in Thousands)

Non-accrual Loans                  1,249           417
Restructured Loans                     0             0
Other Real Estate Owned            1,153         1,036
 Total Non-performing Assets      $2,402        $1,453
Loans past due 90 days or more       491           488
Ratio of past due loans to loans    0.86%         0.85%
Ratio of non-performing assets to loans
 and other real estate owned        4.10%         2.48%



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

Table 10 Allocation of Allowance for Possible Loan Losses

                           December 31, 2008          December 31, 2007
                           Allowance      % *         Allowance      % *
                                      (Dollars in Thousands)
Non-accrual loans                168    2.18%               163    0.72%
Substandard/Impaired/Doubtful    769   21.37%               591   14.17%
Construction loans                76    8.23%               201   12.62%
Commercial, financial
and agricultural                 163   47.33%               287   49.74%
Consumer loans                    60    7.49%                48    6.82%
Credit Cards                     564   13.22%               501   15.73%
Overdrafts                         -    0.18%                 9    0.20%
     Total                     1,800                      1,800


* Percentage of respective loan type to total loans.


Investment Securities
	The Company's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank's Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company's strategy of maximizing portfolio yields while providing for liquidity needs. The investment securities totaled $2,824,000 at December 31, 2008, and $8,740,000 at December 31, 2007. The
majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities.
Although credit risks are minimal, interest rates and their respective interest income is subject to risk due to fluctuating interest rates. The average maturity of the securities portfolio was one year or less at December 31, 2008. At year-end 2008, $823,000 of the Company's investment securities were classified as available-for-sale, compared to $740,000 at December 31, 2007. The gross unrealized holding gains on these securities at December 31, 2008 were $521,000 and $437,000 at December 31, 2007.
	There were no investments and no obligations of any one state or municipality at December 31, 2008, or 2007.
	At December 31, 2008, and 2007 the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.
	The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities


                                              December 31,
                                         2008                    2007
                               Amortized     Fair       Amortized       Fair
                                  Cost       Value         Cost         Value
			       (Dollars in Thousands)

U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies        2,001     2,026          8,000       7,997
Other investments                   302       823            302         740
    Total                        $2,303    $2,849         $8,302      $8,737


TABLE 12 Securities Maturities and Yields


                                              December 31, 2008
                                        Amortized      Fair       Average
                                           Cost        Value      Yield (2)
                                                (Dollars in Thousands)

Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                        -           -
Due 1-5 years                                -           -
    Total                                    -           -           -

Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies
Due in 1 year or less                     2,001       2,026        2.40%
Due 1-5 years
    Total                                $2,001      $2,026        2.40%

(1) This table excludes equity investments, which have no maturity date.
(2) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are compounded on a fully taxable-equivalent basis assuming a federal tax rate of 34%.
       Below is a table of equity securities at fair value that are included in Investment Securities at December 31, 2008 (dollars in thousands):

TABLE 13 Other Securities

Mississippi River Bank              710
Liberty Financial Services, Inc.     82
Business Resource Capital            20
MasterCard International             11
 Total Other Securities            $823


Deposits
	Total deposits at December 31, 2008 were $80,977,000 which represented a decrease of $8,689,000 or 9.69% from $89,666,000 at December 31, 2007. During
2008, interest bearing deposits decreased by $2,211,000. Core deposits, the Bank's largest source of funding, consist of all interest bearing and non-interest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average core deposits decreased $4,042,000 or 4.45% to $86,826,000 from $90,868,000 in 2007.
Average market rate core deposits, primarily CD's of less than $100,000 and money market accounts, increased $3,397,000 from $8,836,000 in 2007 to $12,233,000 in 2008.
	Non-interest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average non-interest bearing demand deposits represented 46.26% of average core deposits in 2008 compared to 50.40% in 2007.
	The average amount of, and average rate paid on deposits by category for the period shown are presented below:


TABLE 14 Selected Statistical Information


                                                 December 31,
                                            2008                2007
                                          Average             Average
                                           Amount     Rate     Amount    Rate
                                           (Dollars in Thousands)

Non-interest-bearing Deposits             $40,168      N/A    $45,799     N/A
Interest-bearing Demand Deposits           15,802    0.95%     15,487   1.38%
Savings Deposits                           22,918    0.94%     24,505   1.11%
Time Deposits                              10,636    3.57%      6,181   3.48%
   Total Average Deposits                 $89,524             $91,972


	The composition of average deposits for the last two years is presented below:

TABLE 15 Deposit Composition


                                              December 31,
                                     2008                      2007
                                              (Dollars in Thousands)

                               Average   % Of        Average       % Of
                              Balances  Deposits    Balances      Deposits
Demand, non-interest-bearing    40,168   44.87%       45,799       49.80%
NOW accounts                    11,506   12.85%       11,728       12.75%
Money market deposit accounts    4,296    4.80%        3,759        4.09%
Savings accounts                22,918   25.60%       24,505       26.64%
Other time deposits              7,938    8.87%        5,077        5.52%
Total core deposits             86,826   96.99%       90,868       98.80%
Certificates of deposit of
   $100,000 or more              2,698    3.01%        1,104        1.20%
Total deposits                 $89,524  100.00%      $91,972      100.00%


The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:


TABLE 16 Maturity Distribution of Time Deposits $100,000 or More


                                             December 31,
                                          2008         2007
                                        (Dollars in Thousands)

Three months or less                       504        1,000
After three months through one year        945        1,025
Over one year through three years          431          235
    Total                               $1,880       $2,260



Other Assets and Other Liabilities
	Other assets decreased $46,000. Other liabilities decreased $1,673,000 mainly due to insurance proceeds that were used to complete the repairs on property damaged by Hurricane Katrina.


	The following are summaries of other assets and other liabilities for the last two years:

TABLE 17 Other Assets & Other Liabilities

Other Assets                                 December 31,
                                         2008           2007
(Dollars in Thousands)

Interest Receivable                       263            285
Prepaid Expenses                          338            361
Accounts Receivable                        84             69
Cash Surrender Value                      193            209
Other Assets                                0              0
   Total Other Assets                    $878           $924




Other Liabilities                           December 31,
                                         2008           2007
(Dollars in Thousands)

Accrued Expenses Payable                  268            225
Deferred Membership Fees                   17             17
Blanket Bond Fund                          50             50
Other Liabilities                         861          2,577
   Total Other Liabilities              1,196         $2,869



Borrowings
	The Company's long-term debt is comprised primarily of debentures which will be due July 5, 2009 totaling $1,399,000. Each $500 debenture is secured by a pledge of 51.07 shares of the Bank's stock.
       The Bank has no long-term debt. It is the Bank's policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank maintains a Federal Funds line of credit in the amount of $4,400,000 with a correspondent bank. The
Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.


Shareholders' Equity
	Shareholders' equity at December 31, 2008 was $11,452,000, an increase of $712,000 or 6.63% from $10,740,000 at December 31, 2007, and amounted to
11.99% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $657,000 or 6.37% to $10,975,000 at December 31, 2008, from
$10,318,000 at December 31, 2007.
       During 2008, the increase in shareholder's equity was primarily attributable to net income of $724,000, a decrease in Preferred Stock of $84,000, and an increase in capital in excess of par-retired Preferred Stock of $17,000. In addition, there was a increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $55,000.
	No dividends were paid on shares of Company Common Stock in 2008 or 2007.
       Shareholders' equity at December 31, 2007, was $10,740,000, an increase of $1,617,000 or 17.72% from $9,123,000 at December 31, 2006, and amounted to
10.20% of total assets. Realized shareholders' equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $1,472,000 or 16.64% to $10,318,000 at December 31, 2007, from
$8,846,000 at December 31, 2006.
       During 2007, the increase in shareholder's equity was primarily attributable to net income of $1,476,000, a decrease in Preferred Stock of $7,000, and an increase in capital in excess of par-retired Preferred Stock of $3,000. In addition, there was an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $145,000.
	No dividends were paid on shares of Company Common Stock in 2007 or 20065.
	The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company's internal capital growth rate (net income less dividends declared as a percentage of average shareholders' equity) for 2008 was 6.34% compared to 14.93% in 2007. The ratio of average shareholders' equity to average assets was 10.92% and 9.36% in 2008 and 2007, respectively.
	At December 31, 2008, the Company's primary capital ratio as defined by the FRB was 12.97%, compared to 11.19% in 2007. The total capital ratio was 12.97% at December 31, 2008, and 11.19% in 2007, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.
	The Bank's leverage ratio (Tier 1 capital to total assets) at December 31, 2008, was 11.78% compared to 10.31% at December 31, 2007, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.

       The Company's ratios are in excess of the FRB's requirements, as indicated in the Capital Adequacy schedule below:



Table 18 Capital Adequacy

                                          December 31,
                                  2008                    2007
                              Amount   Percent      Amount    Percent
                                       (Dollars in Thousands)

Tier I capital
  Actual                      11,452    18.20%     10,740     15.84%
  Minimum                      2,520     4.00%      2,715      4.00%
  Excess                       8,932    14.20%      8,025     11.84%
Total risk-based capital
  Actual                      12,251    19.47%     11,599     17.11%
  Minimum                      5,035     8.00%      5,425      8.00%
  Excess                       7,216    11.47%      6,174      9.11%
Tier I capital leverage ratio
  Actual                      11,452    10.95%     10,740     10.17%
  Minimum                      4,180     4.00%      4,220      4.00%
  Excess                       7,272     6.95%      6,520      6.17%



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


Sarbanes-Oxley Act of 2002
	The following is a brief summary of some of the provision of the Sarbanes-Oxley Act of 2002 ("SOX") that affect the Company and the Bank. It is not intended as an exhaustive description of SOX or its impact on us.
	SOX instituted or increased various requirements for corporate governance, board of director and audit committee composition and membership, board duties, auditing standards, external audit firm standards, additional disclosure requirements, including CEO and CFO certification of financial statements and related controls, and other new requirements.
	Board of directors are now required to have a majority of independent directors, and audit committees are required to be wholly independent, with greater financial expertise. Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors' fees. Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation, and limitations over non-audit services. Penalties for non-compliance with existing and new requirements were established or increased.
	In addition, Section 404 of SOX currently requires that by the end of 2006, our management perform a detailed assessment of internal controls and report thereon as follows:

1.	We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting
2.	We must present an assessment, as of the end of the December 31,
2008 fiscal year, of the effectiveness of the internal control structure and procedure for our financial reporting, and
3.	We must have our auditors attest to, and report on, as of the end of the December 31, 2008 fiscal year, the assessment made by management. The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

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


Temporary Liquidity Guarantee Program ("TLGP")
	On October 13, 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction and regular checking accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Bank chose not to participate in the program.


Troubled Asset Relief Program ("TARP")
	On October 14, 2008, the U.S. Department of Treasury announced the TARP Capital Purchase Program. The TARP Capital Purchase Program contemplates the U.S. Treasury purchasing senior preferred shares in qualified U.S. financial institutions. The program is intended to encourage participating financial institutions to build capital in order to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Companies participating in the program must accept standardized terms as outlined by the U.S. Treasury and must adopt the Treasury Department's standards for executive compensation and corporate governance. Additionally, participants must agree to accept future program requirements as may be promulgated by the U.S. Congress and regulatory authorities. The Bank chose not to participate in TARP.


Emergency Economic Stabilization of 2008 ("EESA")
	On October 3, 2008, the United States government passed the EESA, which provides the United States Department of the Treasury with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Deposit Insurance
	As part of the EESA, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009 by the FIDC. Deposit insurance coverage for retirement accounts was not changed and remains at $250,000.
	The FDIC imposed an additional assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution's deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates to adjust for an institution' risk beginning in the second quarter of 2009 and thereafter, and as necessary to implement emergency special assessments to maintain the deposit insurance fund.



Item 7 Financial Statements

Laport, Sehrt, Romig & Hand
Certified Public Accountants



To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

       Report of Independent Registered Public Accounting Firm

       We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. (the Company) and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

	We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, included in the Form 10-K and, accordingly, we do not express an opinion thereon.


A Professional Accounting Corporation

/s/ Laport, Sehrt, Romig & Hand
Metairie, Louisiana
February 19, 2009


110 Veterans Memorial Boulevard, Suite 200, Metairie, LA 70005-4958 504-835-5522 Fax 504-835-5535
5100 Village Walk, Suite 202, Covington, La 70433-4012  985-892-5850
Fax 985-892-5956
5153 Bluebonnet Boulevard, Suite B, Baton Rouge, La 70809-3076 225-296-5150 Fax 225-296-5151
WWW. LAPORTE.COM
RSM McGladrey Network
An Independently Owned Member

                       BOL BANCSHARES, INC. & SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS



ASSETS

                                                       December 31,
                                                    2008		2007

Cash and Cash Equivalents
  Non-Interest Bearing Balances and Cash         $3,103,598     $4,161,408
      Federal Funds Sold                         25,375,000     27,490,000

		Total Cash and Cash Equivalents      28,478,598     31,651,408

Investment Securities
  Securities Held-to-Maturity (Fair Value of $2,025,724
      in 2008 and $7,997,180 in 2007)             2,001,349      8,000,000
  Securities Available-for-Sale, at Fair Value      822,977        739,676
Loans - Less Allowance for Loan Losses of
      $1,800,000 in 2008 and 2007                55,608,039     55,819,935
Property, Equipment and Leasehold Improvements (Net
      of Depreciation and Amortization)           6,516,361      6,923,048
Other Real Estate	                                1,152,924      1,035,924
Other Assets                                        877,558        924,281
Deferred Taxes                                            -         80,645
Letters of Credit                                    48,620         94,934


                        Total Assets            $95,506,426   $105,269,851


The accompanying notes are an integral part of these consolidated financial statements.

                         BOL BANCSHARES, INC. & SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,
                                                      2008          2007

LIABILITIES
	Deposits
            Non-Interest Bearing               $34,929,523     $41,407,597
            Interest Bearing                    46,047,786      48,258,817
      Notes Payable                              1,543,201       1,543,201
      Other Liabilities                          1,195,504       2,869,250

      Deferred Taxes                               127,612               -
      Letters of Credit Outstanding                 48,620          94,934
      Accrued Interest                             162,431         355,775

				Total Liabilities       84,054,677      94,529,574

STOCKHOLDERS' EQUITY
     Preferred Stock - Par Value $1
      1,997,360 Shares Issued and Outstanding in 2008
      2,081,857 Shares Issued and Outstanding in 2007
                                                 1,997,360       2,081,857
     Common Stock - Par Value $1
      179,145 Shares Issued and
      Outstanding in 2008 and 2007                 179,145         179,145
      Accumulated Other Comprehensive Income       476,917         421,934
      Capital in Excess of Par - Retired Stock     157,792         140,892
      Retained Earnings                          8,640,535       7,916,449

            Total Stockholders' Equity          11,451,749      10,740,277


Total Liabilities and Stockholders' Equity     $95,506,426    $105,269,851

The accompanying notes are an integral part of these consolidated financial statements.

                       BOL BANCSHARES, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                               For the Years Ended
                                                   December 31,

                                           2008         2007          2006

INTEREST INCOME                          $7,215,507    $8,617,125   $9,036,957

INTEREST EXPENSE                            857,525       812,904      612,641

      Net Interest Income                 6,357,982     7,804,221    8,424,316

PROVISION FOR LOAN LOSSES                   256,622       276,704      563,587

      Net Interest Income After
      Provision for Loan Losses           6,101,360     7,527,517    7,860,729

OTHER INCOME
      Service Charges on Deposit Accounts   505,009       610,691      607,063
      Gain on Insurance Settlement                -             -      600,000
      Other Non-Interest Income           1,211,079       816,557      733,917

            Total Other Income            1,716,088     1,427,248    1,940,980

OTHER EXPENSES
      Salaries and Employee Benefits      2,696,966     2,749,357    2,688,824
      Occupancy Expense                   1,143,742     1,058,482    1,080,441
      Estimated Recovery Contingency              -        (1,200)   (202,442)
      Other Non-Interest Expense          2,815,263     2,950,938    3,167,473

            Total Other Expenses          6,655,971     6,757,577    6,734,296

INCOME BEFORE INCOME
      TAX EXPENSE                         1,161,477     2,197,188    3,067,413

INCOME TAX EXPENSE                          437,391       720,722      937,807

NET INCOME                                 $724,086    $1,476,466   $2,129,606

EARNINGS PER SHARE OF
      COMMON STOCK                            $4.04         $8.24       $11.89


The accompanying notes are an integral part of these consolidated financial statements.

                        BOL BANCSHARES, INC. & SUBSIDIARY
			CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




                                                 For the Years Ended

                                                    December 31,

                                            2008            2007          2006

NET INCOME                               $724,086      $1,476,466    $2,129,606

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
    Unrealized Holding Gains (Losses) on
	Investment Securities Available-for-
         Sale, Arising During the Period   54,983        144,975       (54,740)

OTHER COMPREHENSIVE INCOME (LOSS)          54,983         144,975      (54,740)

COMPREHENSIVE INCOME                     $779,069      $1,621,441   $2,074,866

The accompanying notes are an integral part of these consolidated financial statements.

                     BOL BANCSHARES, INC. & SUBSIDIARY
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Accumulated Capital In
                                            Other  Excess of
                     Preferred  Common Comprehensive  Par    Retained
                        Stock    Stock   Income	Retired Stock Earnings Total

BALANCE - December 31,
     2005          $2,117,244 $179,145 $331,699 $126,228 $4,310,377 $7,064,693

Preferred Stock Retired	27,910)       -        -   11,673          -   (16,237)

Other Comprehensive Loss,
     Net of Applicable Deferred
     Income Taxes             -       -  (54,740)       -          -   (54,740)

Net Income for the Year 2006  -       -        -        -  2,129,606 2,129,606

BALANCE - December 31,
     2006            2,089,334   179,145  276,959   137,901 6,439,983 9,123,322

Preferred Stock Retired(7,477)        -        -     2,991         -	 (4,486)

Other Comprehensive Income,
     Net of Applicable Deferred
     Income Taxes            -         -  144,975         -         -   144,975

Net Income for the Year 2007-         -        -         - 1,476,466 1,476,466

BALANCE - December 31,
    2007            2,081,857  179,145  421,934   140,892 7,916,449 10,740,277

Preferred Stock Retired	84,497)       -        -    16,900         -   (67,597)

Other Comprehensive Income,
     Net of Applicable Deferred
     Income Taxes            -        -   54,983         -         -    54,983

Net Income for the Year 2008 -        -        -         -   724,086   724,086

BALANCE - December 31,
     2008         $1,997,360 $179,145 $476,917  $157,792 $8,640,535 11,451,749


The accompanying notes are an integral part of these consolidated financial statements.

                       BOL BANCSHARES, INC. & SUBSIDIARY
		        CONSOLIDATED STATEMENTS OF CASH FLOWS




			                                For the Years Ended
                                                       December 31,
                                             2008           2007          2006

OPERATING ACTIVITIES
  Net Income                             $724,086     $1,476,466    $2,129,606
   Adjustments to Reconcile Net Income to Net
   Cash (Used in) Provided by Operating Activities:
   Provision for Loan Losses              256,622        276,704       563,587

   Write Down of Other Real Estate              -         24,493       265,000
   Depreciation and Amortization Expense  425,495        351,653       296,109
   Decrease (Increase) in Deferred
     Income Taxes                         179,939        (66,800)      (24,584)
   Gain on Sale or Disposal of Property
    and Equipment                               -              -       (99,451)
   Gain on Sale of Other Real Estate            -        (88,341)         (683)
   Decrease (Increase) in Other Assets     46,723        173,193       (56,655)
  (Decrease) Increase in Other Liabilities
    And Accrued Interest Payable       (1,867,090)     2,352,412      (386,609)

	Net Cash (Used in) Provided by
       Operating Activities	           (234,225)     4,499,780     2,686,320

INVESTING ACTIVITIES

   Proceeds from Held-to-Maturity Investment Securities
     Released at Maturity               5,998,651     6,000,000     5,000,000
	Proceeds from Sale of Available-
       for-Sale Investment Securities           -        15,500             -
	Proceeds from Sale or Disposal of
       Property and Equipment                   -             -       152,400
      Purchases of Property and Equipment (18,808)   (4,989,287)     (403,618)
      Proceeds from Sale of Other Real Estate   -       300,000       380,000
      Purchases of Loans                        -             -      (109,624)
      Net (Increase) Decrease in Loans   (161,726)    1,131,075    (1,671,256)

Net Cash Provided by Investing Activities
                                        5,818,117     2,457,288     3,347,902

The accompanying notes are an integral part of these consolidated financial statements.

                        BOL BANCSHARES, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                   For the Years Ended
                                                        December 31,
                                           2008           2007        2006

FINANCING ACTIVITIES
     Net Decrease in Non-Interest Bearing
      and Interest Bearing Deposits   (8,689,105)   (3,864,952) (21,883,923)
     Preferred Stock Retired             (67,597)       (4,486)     (16,237)
     Proceeds from Issuance of Long-Term Debt  -             -    1,400,000
     Principal Payments on Long-Term Debt      -        (1,000)  (2,001,206)

Net Cash Used in Financing Activities
                                      (8,756,702)   (3,870,438) (22,501,366)

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                 (3,172,810)    3,086,630  (16,467,144)

CASH AND CASH EQUIVALENTS -
     BEGINNING OF YEAR                31,651,408    28,564,778   45,031,922

CASH AND CASH EQUIVALENTS -
     END OF YEAR                     $28,478,598   $31,651,408  $28,564,778


SUPPLEMENTAL DISCLOSURES:
Additions to Other Real Estate Through Foreclosure
                                        $117,000      $106,836   $1,151,659

Cash Paid During the Year for Interest $1,050,869     $768,588     $909,350

Cash Paid During the Year for Income Taxes
                                         $425,000     $783,704     $952,000

Market Value Adjustment for Unrealized Gain
   on Securities Available-for-Sale       $83,308     $219,659     $(82,939)

Accounting Policies Note:

Cash Equivalents Include Amounts Due from Banks and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One Day Periods.

The accompanying notes are an integral part of these consolidated financial statements.

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

	INCOME TAXES
		The Company and its consolidated subsidiary file a consolidated Federal income tax return. Federal income taxes are allocated between the companies, in accordance with a written agreement. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

       When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

	MEMBERSHIP FEES
		Membership fees are collected in the anniversary month of the cardholder and are amortized over a twelve-month period using the straight-line method.

	CASH AND DUE FROM BANKS
		The Bank considers all amounts Due from Banks and Federal Funds Sold, to be cash equivalents.

		The Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $1,924,192 and $2,168,500 for the years ended December 31, 2008 and 2007, respectively.

	NON-DIRECT RESPONSE ADVERTISING
		The Bank expenses advertising costs as incurred.

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

	NEW ACCOUNTING STANDARDS
       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year. Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures (Note Z).

       In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

       In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the financial statements.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING STANDARDS (Continued)
       In December 2007, the FASB revised SFAS No. 141(R) Business Combinations to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer: 1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the accounting treatment for business combinations on a prospective basis.

       In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

       In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company.

       In September 2008, FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation Number (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller's financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

                        BOL BANCSHARES, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING STANDARDS (Continued)
       In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

       In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangibles. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the FSP's effective date.

NOTE B
	OTHER REAL ESTATE
		The Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans. These properties, which are held for sale, are recorded on the Bank's records at the lower of the loan balance or net realizable value. Any difference is charged to the allowance for loan losses in the year of foreclosure.

		The net income (expense) from Other Real Estate totaled ($34,500) in 2008, $1,014 in 2007, and ($387,931) in 2006, respectively. During the year ended December 31, 2007, the bank wrote down Other Real Estate to appraised value, less cost to sell. As such, $24,493 and $265,000 was charged to operations in 2007 and 2006, respectively. In addition, during the year ended December 31, 2006 the Bank received insurance proceeds, for damages incurred on Other Real Estate, in excess of repairs made, resulting in a $600,000 gain included in Other Income on the Statement of Income.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C
	LOANS
        Major classification of loans is as follows:

                                                        December 31,
                                                  2008               2007

	Real Estate Mortgages:
		Residential 1-4 Family           $12,011,976         $6,964,793
		Commercial                        22,082,814         23,032,682
		Construction                       8,322,770          9,789,755
		Second Mortgages                   1,300,210          1,623,948
		Other                              1,975,493          2,101,669

                                              45,693,263         43,512,847

	Commercial                               2,169,871          2,754,150
	Personal                                 1,847,729          2,175,194
	Credit Cards                             7,590,676          9,063,742
	Overdrafts                                 106,500            114,002

                                              57,408,039         57,619,935

      Allowance for Loan Losses                1,800,000          1,800,000

                                             $55,608,039        $55,819,935

		The following is a classification of loans by rate and maturity:
(Dollar amounts in thousands)

                                                      December 31,
                                                  2008              2007
	Fixed Rate Loans:
	      Maturing in 3 Months or Less         $9,307             $11,644
	      Maturing Between 3 and 12 Months     31,784              26,570
	      Maturing Between 1 and 5 Years       12,834              14,978
	      Maturing After 5 Years                  771                 611

                                                 54,696              53,803

	Variable Rate Loans:
	      Maturing Quarterly or More Frequently 1,463               3,400
	      Maturing Between 3 and 12 Months          -                   -
	      Non-Accrual Loans                     1,249                 417

                                                 57,408              57,620

      Less:  Allowance for Loan Losses            1,800               1,800

         Net Loans                              $55,608             $55,820

                       BOL BANCSHARES, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C
	LOANS (Continued)
	As of December 31, 2008 and 2007, the Bank's recorded investment in loans that are considered impaired under SFAS No. 114 totaled $1,249,309 and $417,382, respectively. Specific allowances pertaining to impaired loans totaled $168,403 and $162,607 at December 31, 2008 and 2007, respectively.

	The Bank purchases credit card portfolios occasionally, resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date. Unamortized premiums at December 31, 2008 and 2007, totaled $-0-.


NOTE D
	NON-PERFORMING ASSETS
		Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure. These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate," and amount to $1,152,924 at December 31, 2008, and $1,035,924 at December 31, 2007.

		Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

       At December 31, 2008, $1,249,309 of loans were in non-accrual status and $76,421 of interest was foregone in the year then ended. At December 31, 2007, $417,386 of loans were in non-accrual status and $30,587 of interest was foregone in the year then ended. Interest income recognized on non-accrual loans totaled $-0- during the years ended December 31, 2008, 2007 and 2006.


NOTE E
	INVESTMENT SECURITIES
		Carrying amounts and approximate market values of investment securities are summarized as follows:

		Securities held-to-maturity consisted of the following at December
31, 2008:

                                                  Gross     Gross
                                     Amortized Unrealized Unrealized    Fair
                                        Cost       Gains   Losses      Value

		U.S. Agency Securities    $2,001,349  $24,375     $-   $2,025,724

                        BOL BANCSHARES, INC. & SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E
	INVESTMENT SECURITIES (Continued)

		Securities available-for-sale consisted of the following at
December 31, 2008:
                                                 Gross     Gross
                                     Amortized Unrealized Unrealized    Fair
                                        Cost       Gains   Losses      Value

		Equity Securities          $302,180 $520,797     $-      $822,977


		Securities held-to-maturity consisted of the following at December
31, 2007:

                                                 Gross     Gross
                                     Amortized Unrealized Unrealized    Fair
                                        Cost       Gains   Losses      Value

		U.S. Agency Securities  $8,000,000      $-     $2,820  $7,997,180


	At December 31, 2007, the Company's investment in U.S. Agency Securities had been in a continuous unrealized loss position in excess of twelve months. The Company purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by agencies of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because of the Company's ability and intent to hold these investments until maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007.

		Securities available-for-sale consisted of the following at December 31, 2007:

                                                 Gross     Gross
                                     Amortized Unrealized Unrealized    Fair
                                        Cost       Gains   Losses      Value


		Equity Securities         $302,180   $437,496      $-    $739,676

                         BOL BANCSHARES, INC. & SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE E
	INVESTMENT SECURITIES (Continued)
		The maturities of debt securities at December 31, 2008, are as follows:

                                    Securities Held-to-Maturity
                                     Amortized          Market
                                        Cost             Value
	Amounts Maturing in:
            One Year or Less        $2,001,349       $2,025,724
		After One Year
			Through Five
                  Years                      -                -

                                    $2,001,349       $2,025,724

	A summary of the Bank's pledged securities as of December 31, are as follows:

                                                     2008           2007

Pledged to secure public funds                     $500,000        $500,000
Pledged to secure treasury tax and loan accounts    500,000         500,000
Pledged to secure VISA USA                                -         500,000


NOTE F
	INCOME TAXES

		The components of the provision for income tax expense (benefit) are:

                                    2008             2007              2006
      Current                     $257,189         $787,522          $962,391
      Deferred                     180,202          (66,800)          (24,584)

Total Provision for Income Tax    $437,391         $720,722          $937,807

		A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                 2008              2007             2006
Computed Tax Expense (Benefit)
 at the Expected Statutory Rate   $394,902        $747,044        $1,042,920
Katrina Tax Credits                (63,060)        (58,105)          (70,569)
Other Adjustments                  105,549          31,783           (34,544)
Income Tax Expense
 for Operations                   $437,391        $720,722          $937,807

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

       There was a net deferred tax (liability) asset of $(127,612) and $80,645 as of December 31, 2008 and 2007, respectively. The major temporary differences, which created deferred tax assets and liabilities, are as follows:

                                                   2008             2007
	Deferred Tax Assets:
      Other Real Estate                          $235,711         $235,711
      Allowance for Loan Loss                     195,757          276,996
            Total Deferred Tax Assets             431,468          512,707
      Deferred Tax Liabilities:
      Section 481A Adjustment - Prepaid Expenses  (84,961)        (102,568)
      Unrealized Gain on Securities              (226,767)        (198,447)
      Fixed Assets                               (247,352)        (131,047)
            Total Deferred Tax Liabilities       (559,080)        (432,062)

      Net Deferred Tax (Liability) Asset        $(127,612)         $80,645

       The Bank had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

       As of December 31, 2008, the tax years that remain open for examination by tax jurisdictions include 2005, 2006, and 2007.

                       BOL BANCSHARES, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G
	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                             December 31,
                                                        2008          2007
      Furniture and Equipment                        $2,659,986    $2,610,160
      Bank Owned Vehicles                                62,491        42,354
      Leasehold Improvements                            439,689       490,843
      Land                                            1,092,425     1,092,425
      Buildings                                       5,859,133     5,859,133
                                                     10,113,724    10,094,915
	Less:  Accumulated Depreciation and
       Amortization                                   3,597,363     3,171,867

	Total Property, Equipment and Leasehold
       Improvements, Net                             $6,516,361    $6,923,048

		Depreciation and amortization expense aggregated $425,495 in 2008, $351,653 in 2007, and $296,109 in 2006.


NOTE H
	ALLOWANCE FOR LOAN LOSSES
		Changes in the allowance for loan losses were as follows:


                                           For the Years Ended
                                                December 31,
                                             2008          2007

      Balance - January 1                 $1,800,000    $1,800,000
      Provision Charged to Operations        256,622       276,704
      Loans Charged Off                     (452,034)     (482,510)
      Recoveries                             195,412       205,806

      Balance - December 31               $1,800,000    $1,800,000


NOTE I
	STOCKHOLDERS' EQUITY

	PREFERRED STOCK
		8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 1,997,360 shares issued and outstanding in 2008, and 3,000,000 shares authorized, 2,081,857 shares issued and outstanding in 2007. Preferred stock ranks prior to common stock as to dividends and liquidation.

	COMMON STOCK
		Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2008 and 2007.

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


NOTE J
	EARNINGS PER COMMON SHARE
	Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2008, 2007 and 2006. There was no provision for dividends for the years ended December 31, 2008, 2007 or 2006.


NOTE K
	CONTINGENT LIABILITIES AND COMMITMENTS
		The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit.
A summary of the Bank's commitments and contingent liabilities are as follows:

                                                    2008           2007

            Credit Card Arrangements            $28,599,000    $44,190,000
            Commitments to Extend Credit          3,763,000      3,448,000

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

       The Bank in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits. The Bank is a plaintiff in a suit against its former health insurer for reimbursement of claims paid on behalf of the Bank's employee health plan. The Bank has amended its complaint to seek penalties and damages in excess of $273,000. This matter was submitted to the district judge in 2008 and all claims were dismissed. This case is currently on appeal.

                         BOL BANCSHARES, INC. & SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K
	CONTINGENT LIABILITIES AND COMMITMENTS (Continued)
		The Bank is a defendant in a lawsuit filed by one of its customers for the unauthorized transfer of funds via telephone. The matter has been tried before a judge and a verdict of $11,000 was issued against the Bank. This matter is currently on appeal.

		Several of the Bank's branches sustained damage as a result of Hurricane Katrina. In addition, due to concessions made to customers to facilitate the timely processing of transactions, the Bank has estimated that it has sustained some losses. Based on management's evaluation, $150,000 in building and equipment losses and $80,000 in transaction losses were accrued during 2005. During 2008, 2007 and 2006, the Bank recognized a recovery from this contingency of $-0-, $1,200 and $202,442, respectively.


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

                                        2008           2007
      Balance - January 1             $484,196       $367,315
      New Loans Made                   614,776        448,973
      Repayments                       (26,521)      (332,092)

      Balance - December 31         $1,072,451       $484,196


		In 2007, the Bank leased office space from Severn South Partnership. The general partners of this Partnership are majority shareholders in BOL BANCSHARES, INC. During 2007, the Bank purchased the building from Severn South Partnership. Rent paid to Severn South Partnership, prior to the purchase, for the years ended December 31, 2007 and 2006, totaled $247,407 and $381,386, respectively.

                       BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L
	RELATED PARTY TRANSACTIONS (Continued)
	During the years ended December 31, 2008, 2007, and 2006, legal fees paid to a director totaled $55,754, $34,407 and $54,216, respectively.

       At December 31, 2008 and 2007, amounts due to Directors of the Company, including accrued interest, totaled $158,661 and $367,483, respectively. These amounts, which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2008 and 2007, $38,500 were to Directors of the Company (see Note S).


NOTE M
	LEASES
		The Bank leases office space under agreements expiring in various years through December 31, 2016. In addition, the Bank rents office space on a month-to-month basis from non-related groups.

		The total minimum rental commitment at December 31, 2008, under the leases is due as follows:

        December 31,
            2009        $173,821
            2010         175,686
            2011         177,551
            2012         179,416
            2013         181,281
        Thereafter       527,292
                      $1,415,047

	For the years ended December 31, 2008, 2007 and 2006, $233,635, $374,970 and $428,186 was charged to rent expense, respectively.

		The Bank is the lessor of office space under operating leases expiring in various years through 2018.

                     BOL BANCSHARES, INC. & SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M
	LEASES (Continued)
		Minimum future rentals to be received on non-cancelable leases as of December 31, 2008, are:

          December 31,

            2009       $176,848
            2010        119,899
            2011         47,670
            2012         43,383
            2013         30,522
         Thereafter     151,337

                       $569,659

NOTE N
	LETTERS OF CREDIT
		Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Outstanding letters of credit were $48,620 and $94,934 as of December 31, 2008 and 2007, respectively. Of the $48,620 in letters of credit at December 31, 2008, $17,420 was secured by real property, and $31,200 was unsecured. All of the letters of credit are scheduled to mature in 2009.


NOTE O
	INTEREST BEARING DEPOSITS
		Major classifications of interest bearing deposits are as follows:

                                              December 31,
                                           2008           2007

      NOW Accounts                    $10,765,565    $12,143,180
      Money Market Accounts             3,666,985      4,247,728
      Savings Accounts                 22,717,473     23,789,080
      Certificates of Deposit Greater
        Than $100,000                   1,880,127      2,259,884
      Other Certificates of Deposit     7,017,636      5,818,945

                                      $46,047,786    $48,258,817

                         BOL BANCSHARES, INC. & SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O
	INTEREST BEARING DEPOSITS (Continued)
		The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2008 follows: (Dollar amounts in thousands)

      Three Months or Less                        $504
      After Three Months Through One Year          945
      Over One Year Through Three Years            431

                                                $1,880


NOTE P
	FUNDS AVAILABLE FOR DIVIDENDS
		The Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Bank's earnings.

		During the year ended December 31, 2008 and 2007, the Bank paid BOL
Bancshares, Inc. dividends totaling $-0- and $643,500, respectively.


NOTE Q
	CONCENTRATIONS OF CREDIT
		All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area.
All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. Commercial letters of credit were granted primarily to commercial borrowers.


NOTE R
	EMPLOYEE BENEFITS
	Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the years ended December 31, 2008, 2007 or 2006.

                      BOL BANCSHARES, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S
	NOTES PAYABLE
		The following is a summary of notes payable at December 31, 2008 and 2007:

                                                             December 31,
                                                          2008         2007

	Notes payable to a current Director of the
		Company, payable on demand, interest
           at 10%.                                    $144,201      $144,201

	Debentures payable, due July 2009, interest at
		7%, callable at 103%, 102% and 101% of
		face value during the first, second, and third
		years, respectively, following the closing date,
		interest payable semi-annually, each $500
		debenture secured by 51.07 shares of the
           Bank's stock.                            1,399,000     1,399,000

                                                   $1,543,201    $1,543,201

		Following are maturities of long-term debt:

		December 31,

       2009                     $1,543,201

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
INTEREST INCOME AND INTEREST EXPENSE
	Major categories of interest income and interest expense are as follows:





                                                       December 31,
                                              2008         2007        2006

INTEREST INCOME
	Interest and Fees on Loans:
            Real Estate Loans              $3,584,393   $3,678,857   $3,105,702
            Installment Loans                 135,124      149,420      164,472
            Credit Cards and Related Plans  2,490,538    2,744,183    3,017,998
		Commercial and All
                  Other Loans                 249,774      293,519      442,563
	Interest on Investment Securities -
		U.S. Treasury and Other
                  Securities                  107,507      443,302      531,038
      Interest on Federal Funds Sold          648,171    1,307,844    1,775,184

                                           $7,215,507   $8,617,125   $9,036,957


INTEREST EXPENSE
	Interest on Time Deposits
            of $100,000 or More              $101,709      $49,009      $10,710
      Interest on Other Deposits              643,158      651,236      464,101
      Interest on Notes Payable               112,658      112,659      137,830

                                             $857,525     $812,904     $612,641

                     BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE U
	NON-INTEREST INCOME AND NON-INTEREST EXPENSES
		Major categories of other non-interest income and non-interest expenses are as follows:


                                                      December 31,
                                             2008          2007         2006

OTHER NON-INTEREST INCOME
	Cardholder and Other Charge Card
            Income                         $498,265     $547,641      $607,878
      Other Commission and Fees              72,342       62,253        59,864
      Other Real Estate Income                  300       88,491           683
      Other Income                          640,172      118,172        65,492

                                         $1,211,079     $816,557      $733,917


OTHER NON-INTEREST EXPENSES
      Loan and Charge Card Expenses        $120,575     $125,011      $132,441
      Communications                        230,858      221,459       237,171
      Outsourcing Fees                    1,468,480    1,431,830     1,406,282
      Stationery, Forms and Supplies         96,491      110,869       142,522
      Professional Fees                     251,802      304,946       291,550
      Insurance and Assessments              93,346       76,404        83,027
      Advertising                             6,670        9,090         5,110
      Miscellaneous Losses                     (546)       4,477         4,538
      Promotional Expenses                   50,010       73,911        68,283
      Other Real Estate Expenses             34,800       87,477       388,614
      Other Expenses                        462,777      505,464       407,935

                                         $2,815,263   $2,950,938    $3,167,473

                        BOL BANCSHARES, INC. & SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE V
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

BOL BANCSHARES, INC.
CONDENSED BALANCE SHEETS


                                                             December 31,
                                                         2008           2007

ASSETS
      Due from Banks                                   $766,141      $1,054,614
      Securities Available-for-Sale, at Fair Value      792,197         708,896
      Other Assets                                          367           1,104
      Due from Subsidiary Bank                           27,654          56,653
      Investment in Bank of Louisiana                11,709,783      10,943,907

                                                    $13,296,142     $12,765,174

LIABILITIES AND STOCKHOLDERS' EQUITY
      Notes Payable                                  $1,543,201      $1,543,201
      Deferred Taxes                                    177,071         148,749
      Accrued Interest                                   55,510         264,332
      Shareholders' Equity                           11,520,360      10,808,892

                                                    $13,296,142     $12,765,174

                      BOL BANCSHARES, INC. & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE V
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)


BOL BANCSHARES, INC.
STATEMENTS OF INCOME


                                                      December 31,
                                               2008        2007         2006

INCOME
      Dividend Income - Bank of Louisiana        $-     $643,500    $1,001,000
      Interest Income                         7,828        5,544         2,329
      Miscellaneous Income                   41,003       40,323        38,278

                                             48,831      689,367     1,041,607

EXPENSES
      Interest                              112,658      112,659       137,830
      Other Expenses                          5,617        5,226         4,325

                                            118,275      117,885       142,155

(LOSS) INCOME BEFORE EQUITY
	IN UNDISTRIBUTED EARNINGS
      OF SUBSIDIARY                         (69,444)     571,482       899,452

	Equity in Undistributed
            Earnings of Subsidiary          765,876      872,032     1,176,974

INCOME BEFORE
      INCOME TAX BENEFIT                    696,432    1,443,514     2,076,426

INCOME TAX BENEFIT                           27,654       32,952        53,180

NET INCOME                                 $724,086   $1,476,466    $2,129,606

                     BOL BANCSHARES, INC. & SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V
	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
                                 BOL BANCSHARES, INC.
				       STATEMENTS OF CASH FLOWS



                                                     December 31,
	                                         2008        2007         2006

OPERATING ACTIVITIES
      Net Income                            $724,086   $1,476,466   $2,129,606
	Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities
       Equity in Undistributed Earnings
       of Subsidiary                        (765,876)    (872,032)  (1,176,974)
     Net Decrease in Other Assets                737       24,438       17,365
     Net (Decrease) Increase in Other
      Liabilities                           (208,822)       7,678    (303,012)

Net Cash (Used in) Provided by
    Operating Activities                    (249,875)     636,550      666,985

FINANCING ACTIVITIES
      Preferred Stock Retired                (67,597)      (4,486)     (16,237)
      Decrease in Due to/from Subsidiary      28,999        6,918       33,367
      Proceeds from Issuance of Long-Term Debt     -            -    1,400,000
      Repayment of Long-Term Debt                  -       (1,000)  (2,001,206)

Net Cash (Used in) Provided by
      Financing Activities                   (38,598)       1,432     (584,076)

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                     (288,473)     637,982       82,909

CASH AND CASH EQUIVALENTS -
       BEGINNING OF YEAR                   1,054,614      416,632      333,723

CASH AND CASH EQUIVALENTS -
       END OF YEAR                          $766,141   $1,054,614     $416,632

                      BOL BANCSHARES, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE W
	COMPREHENSIVE INCOME
		Comprehensive income was comprised of changes in the Company's unrealized holding gains or losses on securities available-for-sale during 2008, 2007 and 2006. The following represents the tax effects associated with the components of comprehensive income:

                                                             December 31,

                                             2008          2007         2006
Gross Unrealized Holding Gains (Losses)
      Arising During the Period            $83,308       $219,659     $(82,939)
Tax (Expense) Benefit                      (28,325)       (74,684)      28,199
                                            54,983        144,975      (54,740)

Reclassification Adjustment for
      Gains Included in Net Income               -              -            -
Tax Benefit                                      -              -            -
                                                 -              -            -

Net Unrealized Holding Gains (Losses)
      Arising During the Period            $54,983       $144,975     $(54,740)


NOTE X
	REGULATORY MATTERS
		As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized "well capitalized" the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table.  Management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of operations.

                          BOL BANCSHARES, INC. & SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE X
	REGULATORY MATTERS (Continued)
		The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands.)



                                                   December 31, 2008
							                     Required
							                    to be Well
                                            Required          Capitalized Under
                                           for Capital        Prompt Corrective
                                Actual      Adequacy Purposes Action Provisions
	                      Amount   Ratio     Amount   Ratio   Amount   Ratio

Tier I Capital (to
  Average Assets)          $11,710   11.78%    $3,975   4.00%    $4,969   5.00%
Tier I Capital (to Risk-
  Weighted Assets)         $11,710   18.53%    $2,528   4.00%    $3,792   6.00%
Total Capital (to
  Risk-Weighted
      Assets)              $12,512   19.80%    $5,055   8.00%    $6,319  10.00%




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

		The estimated fair values of the Company's financial instruments are as follows:

                                                        December 31, 2008
                                                      Carrying         Fair
                                                       Amount          Value
		Financial Assets:
            Cash and Short-Term Investments          $3,103,598     $3,103,598
            Investment Securities                     2,824,326      2,848,701
            Loans                                    57,408,039     57,540,095
            Less:  Allowance for Loan Losses         (1,800,000)    (1,800,000)
                                                    $61,535,963    $61,692,394
		Financial Liabilities:
            Deposits                                $80,977,309    $81,132,605

            Unrecognized Financial Instruments:
            Commitments to Extend Credit             $3,763,000     $3,763,000
            Credit Card Arrangements                 28,599,000     28,599,000
                                                    $32,362,000    $32,362,000

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


NOTE Z
	FINANCIAL INSTRUMENTS
       The Company adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

       SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

                   BOL BANCSHARES, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Z
FINANCIAL INSTRUMENTS (Continued)
       In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

*	Level 1 - Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets

*	Level 2 - Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market date for substantially the full term of the assets or liabilities

*	Level 3 - Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2008:


                             Level 1      Level 2     Level 3    Net Balance

Assets
      Equity Securities          $-      $822,977         $-        $822,977

                  Total          $-      $822,977         $-        $822,977

Laport, Sehrt, Romig & Hand
Certified Public Accountants



To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm on Supplementary Information

	Our report on our audits of the basic financial statements of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, for the years ended December 31, 2008 and 2007, appears on page 1. These audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I, II and III is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



A Professional Accounting Corporation

/s/ Laport, Sehrt, Romig & Hand
Metairie, Louisiana
February 19, 2009

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

                               BANK OF LOUISIANA
                            SUPPLEMENTARY INFORMATION

                                  SCHEDULE I
                                BALANCE SHEETS
                                UNCONSOLIDATED

ASSETS

                                                             December 31,
                                                          2008          2007
Cash and Due from Banks
      Non-Interest Bearing Balances and Cash          $3,103,598     $4,161,408
Federal Funds Sold                                    25,375,000     27,490,000
Investment Securities
	Securities Held-to-Maturity (Fair Value of $2,025,724 in 2008
            and $7,997,180 in 2007)                  2,001,349       8,000,000
      Securities Available-for-Sale, at Fair Value      30,780          30,780
Loans:  Less Allowance for Loan Losses of $1,800,000
            in 2008 and 2007                        55,608,039      55,819,935
Property, Equipment and Leasehold Improvements (Net
      of Depreciation and Amortization)              6,516,361       6,923,048
Other Real Estate                                    1,152,924       1,035,924
Other Assets                                           878,503         928,536
Deferred Taxes                                         118,071         298,006
Letters of Credit                                       48,620          94,934

		Total Assets                           $94,833,245    $104,782,571


		LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
	Deposits
            Non-Interest Bearing                  $34,936,718     $41,408,938
            Interest Bearing                       46,813,791      49,313,135
      Other Liabilities                             1,219,114       2,925,903
      Letters of Credit Outstanding                    48,620          94,934
      Accrued Interest                                106,921          91,443

		Total Liabilities                      83,125,164      93,834,353

STOCKHOLDERS'  EQUITY
	Common Stock - 143,000 Shares Issued
         and Outstanding                            1,430,000       1,430,000
      Surplus                                       4,616,796       4,616,796
      Retained Earnings                             5,661,285       4,901,422

            Total Stockholders' Equity             11,708,081      10,948,218

Total Liabilities and Stockholders' Equity        $94,833,245    $104,782,571

See independent registered public accounting firm report on supplementary information.

                               BANK OF LOUISIANA
			        SUPPLEMENTARY INFORMATION


                                 SCHEDULE II
		                STATEMENTS OF INCOME
			               UNCONSOLIDATED


                                                For the Years Ended
                                                     December 31,
                                              2008         2007         2006

INTEREST INCOME                            $7,215,507   $8,617,125   $9,036,957
INTEREST EXPENSE                              752,695      705,790      477,140

            Net Interest Income             6,462,812    7,911,335    8,559,817


PROVISION FOR LOAN LOSSES                     256,622      276,704      563,587

Net Interest Income After Provision
   for Loan Losses                          6,206,190    7,634,631    7,996,230

OTHER INCOME
      Service Charges on Deposit Accounts     505,009      610,691      607,063
      Other Non-Interest Income             1,163,169      776,234    1,295,637

                                            1,668,178    1,386,925    1,902,700

OTHER EXPENSES
      Salaries and Employee Benefits        2,696,966    2,749,357    2,688,824
      Occupancy Expense                     1,143,742    1,058,482    1,080,441
      Estimated Loss Contingency                    -       (1,200)    (202,442)
      Other Non-Interest Expense            2,808,752    2,943,116    3,160,969

                                            6,649,460    6,749,755    6,727,792

INCOME BEFORE INCOME
      TAX EXPENSE                           1,224,908    2,271,801    3,171,138

INCOME TAX EXPENSE                            465,045      753,674      990,987

NET INCOME                                   $759,863   $1,518,127   $2,180,151


See independent registered public accounting firm report on supplementary information.

                                BANK OF LOUISIANA
                            SUPPLEMENTARY INFORMATION

                                  SCHEDULE III
		     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
			               UNCONSOLIDATED



                                 Common                  Retained
                                  Stock      Surplus     Earnings       Total

BALANCE - December 31, 2005    $1,430,000  $4,616,796  $2,847,644   $8,894,440

Dividends Paid                          -           -  (1,001,000)  (1,001,000)

Net Income for the Year 2006            -           -   2,180,151    2,180,151

BALANCE - December 31, 2006     1,430,000   4,616,796   4,026,795   10,073,591

Dividends Paid                          -           -    (643,500)    (643,500)

Net Income for the Year 2007            -           -   1,518,127    1,518,127

BALANCE - December 31, 2007     1,430,000   4,616,796   4,901,422   10,948,218

Dividends Paid                          -           -           -            -

Net Income for the Year 2008            -           -     759,863      759,863

BALANCE - December 31, 2008    $1,430,000  $4,616,796  $5,661,285  $11,708,081



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


Management's Annual Report on Internal Control over Financial Reporting
	Our management is responsible for establishing and maintaining adequate internal control over financial report for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material affect on our financial statements would have been prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
	Management, with the participation of the certifying officers of the Company, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the certifying officers of the Company, believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.
	This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


Item 8B Other Information
	None

Item 9 Directors and Executive Officers of the Company
    Directors and executive officers of the Company each serve for a term of one year.

                           Position with the Company and Bank of     Director
Name                  Age  Louisiana (the "Bank") and Principal
                           Occupation                                Since

G. Harrison Scott     85   Director; Chairman of the Board of         1981
                           the Company and the Bank, and President
                           of the Company and the Bank.

Franck F. LaBiche     63   Director of the Company and the Bank.      2004
                           President, Executone Systems Co. of La. Inc.

Henry L. Klein        64   Director of the Company and the Bank,      2004
                           and Secretary of the Company.
                           Attorney at Law

Johnny C. Crow        58   Director of the Company and the Bank.      2005
                           Insurance Agent, New York Life Ins. Co.

Sharry R. Scott       38   Director of the Company and the Bank.      2005
                           Assistant Attorney General, Louisiana
                           Department of Justice

A. Earle Cefalu, Jr.  71   Director of the Company and the Bank.      2009
                           General Manager, Hood Automotive



Non-Director Executive Officer

                            Position with the Company and the
Name                  Age   Bank and Principal Occupation
Peggy L. Schaefer      57   Ms. Schaefer has served as Treasurer of
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

Item 10 Executive Compensation
       The Company pays no salaries or other compensation to its directors and executive officers. The Bank paid each director, other than Mr. Scott, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of 400, $300, and $300, respectively.
       From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company. During the year 2006, the Company paid off the loans to the former directors for a total of $563,091, including principal and interest. During the year 2008, the Company paid one current director $223,282. As of December 31, 2008, the balance due was $158,661, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.
       The following table sets forth compensation for the Bank's executive officer for the calendar years 2008, 2007, and 2006. No other executive officer received total compensation in excess of $100,000 during 2008.


                   Annual Compensation       Long Term Compensation
                                             Awards            Payouts
                          Other Annual Restricted Stock Options/ LTIP All Other
Name and
Principal      Year Salary Bonus Compensation Award(s)SARs Payouts Compensation
Position               ($)   ($)       ($)      ($)     (#)    ($)        ($)

G. Harrison Scott,
               2008  91,978   0       82,000     0       0      0       18,000
Chairman of the
               2007  89,800   0       82,000     0       0      0          -
Board & President
               2006  89,800   0       82,000     0       0      0       12,837
of the Bank


	In addition to the cash compensation shown in the foregoing table, the Bank provided an automobile to Mr. Scott. Annual compensation does not include amounts attributable to miscellaneous benefits received by Mr. Scott. The cost to the Bank of providing such benefits did not exceed 10% of the total annual salary and bonus paid to Mr. Scott.


Committees of the Board of Directors of the Company and the Bank
       The Company does not have standing audit, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2008, the Board of Directors of the Company held a total of 4 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.
       The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.
       During fiscal year 2008, the Board of Directors of the Bank held a total of 14 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.
       The Board of Directors of the Bank has an Executive Committee consisting of five permanent members. The permanent members of the Executive Committee in 2008 were Messrs. Scott (chairman), Crow, Klein, LaBiche, and Ms. S. Scott. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 29 times in 2008.
       The Board of Directors of the Bank does have an Audit and Finance Committee and does not have a charter. This committee meets monthly on the first Tuesday of the month. By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank's internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss

Reserve adequacy; and approves charged off loans. The Audit and Finance Committee met 10 times in 2008.

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


Item 11 Security Ownership of Certain Beneficial Owners and Management
	The following table sets forth as of December 31, 2008, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.


                     Company Stock Beneficially Owned as of
                             December 31, 2008 (1)


                                             Common             Preferred
Name of Beneficial Owner                 Number    Percent   Number     Percent

Directors:
G. Harrison Scott (Direct)               43,709     24.40%   157,673    7.89%
G. Harrison Scott (Beneficial owner of
  Scott Family, LLP)                     55,992     31.26%       -       -
Franck F. LaBiche                           500        - (*)     -       -
Henry L. Klein                              500        - (*)     -       -
Johnny C. Crow                            1,502        - (*)     -       -
Sharry R. Scott                              -         - (2)     -       -


All Directors & Executive Officers      102,473     57.20%   160,445    8.03%
of the Company and the Bank as a
group (6 persons)


    (*) Represents less than 1% of the shares outstanding.
    (1) Based upon information furnished by the respective persons. Pursuant to rules promulgated under the 1934 Act, a person is deemed to beneficially own shares of stock if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares.
Unless otherwise indicated, the named beneficial owner has sole voting power and sole investment power with respect to the indicated shares.
   (2) Sharry R. Scott, through ownership of an interest in Scott Family LLP, owns 7,151 shares of common stock.

Item 12 Certain Relationships and Related Transactions

   The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features.  At December 31,
2008, two directors had aggregate loan balances in excess of $60,000, which amounted to approximately $793,000 in the aggregate.
	On August 20, 2007 for a price of $4,650,000 the Bank purchased the land and improvements from Severn South Partnership to which the Bank was paying rent. The property consists of a four story building with offices that are
leased to other businesses.   The purchase was approved by FDIC (Federal
Deposit Insurance Corp) and OFI (Office of Financial Institutions, State of Louisiana) on August 6, 2007 with the stipulation that the investment in fixed assets not exceed 50 percent of its equity capital and reserves by December
31, 2008.  The percentage as of December 31, 2008 was 48.24%.
	The Bank leased office space from Severn South Partnership. The general partner of Severn South Partnership is a majority shareholder in BOL
Bancshares, Inc. Rent paid to Severn South Partnership for the years ended December 31, 2007 (prior to the purchase described above), and 2006 totaled $247,407, and $381,386 respectively.


Item 13 Exhibits and Reports on Form 8-K
Exhibits

	31.1 Section 302 Principal Executive Officer Certification
	31.2 Section 302 Principal Financial Officer Certification
	32.1 Section 1350 Certification
	32.2 Section 1350 Certification


Reports on Form 8-K
NONE


Item 14 Principal Accountant Fees and Services

AUDIT FEES
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company's annual financial statements for 2008 and for its reviews of the Company's unaudited interim financial statements included in Form 10-Q filed by the Company and other related audit fees during 2008 was $81,745. The fees billed for 2007 were $79,803.

Tax Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax preparation, and tax review for 2008 were $34,530. The fees billed for 2007 were $27,241.

All Other Fees
	The aggregate fees billed by LaPorte, Sehrt, Romig & Hand for other accounting services for 2008 were $3,944. The fees billed for 2007 were $3,185.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.

						/s/ G. Harrison Scott
March 24, 2009  				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)




                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
						Officer of the Registrant)




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2009.



/s/ G. Harrison Scott                         /s/ Johnny C. Crow
G. Harrison Scott - Director                  Johnny C. Crow - Director



/s/ Franck F. LaBiche                        /s/ Sharry R. Scott
Franck F. LaBiche - Director                 Sharry R. Scott - Director



/s/ Henry L. Klein                           /s/ A. Earle Cefalu, Jr.
Henry L. Klein - Director                    A. Earle Cefalu, Jr. - Director