Form 10-Q
period 2009-03-31
BOL BANCSHARES INC
filed 2009-05-11
CIK 832818

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION
					WASHINGTON, D. C.  20549


						FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2009

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
		(Exact name of registrant as specified in its charter.)

	Louisiana							72-1121561
(State of incorporation)			    (I.R.S. Employer Identification
No.)

       300 St. Charles Avenue, New Orleans, La.	70130
       (Address of principal executive offices)

         (504) 889-9400
       (Registrant's telephone number)

	Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes X  No __

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
       Large accelerated filer __		Accelerated filer __
       Non-accelerated filer __			Smaller reporting company X

	Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes __  No X

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 SHARES AS OF April 30, 2009.

                              BOL BANCSHARES, INC. & SUBSIDIARY
				              INDEX


											   Page No.


PART I.  Financial Information

	Item 1. Financial Statements

		Consolidated Statements of Condition			 		 3


		Consolidated Statements of Income                                  4

		Consolidated Statements of Comprehensive Income 		 	 5

		Consolidated Statements of Cash Flow			 		 6

		Notes to Consolidated Financial Statements				 7

	Item 2. Management's Discussion and Analysis                             7

	Item 3. Quantitative and Qualitative Disclosures about Market Risk
              Catastrophic Events and Future Growth                            9

	Item 4T. Controls and Procedures                                         9


PART II.  Other Information

       Item 6. Exhibits 						 			10



	Signatures                                                              11

Part I. - Financial Information



						BOL BANCSHARES, INC.
				  CONSOLIDATED STATEMENTS OF CONDITION


                                                      March 31,       Dec. 31,
(Amounts in thousands)                                  2009            2008
                                                     Unaudited         Audited
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                 $2,990         $3,104
Federal Funds Sold                                      17,750         25,375
Certificates of Deposit                                  3,875              0
Investment Securities
Securities Held to Maturity                              2,001          2,001
Securities Available for Sale                              814            823
Loans-Less Allowance for Loan Losses of $1,800,000
  in 2009 and 2008                                      56,751         55,608
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                  6,415          6,516
Other Real Estate                                        1,214          1,153
Other Assets                                               802            926
     TOTAL ASSETS                                      $92,612        $95,506

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                  $34,938        $34,930
 NOW Accounts                                           10,306         10,766
 Money Market Accounts                                   3,647          3,667
 Savings Accounts                                       21,903         22,717
 Time Deposits, $100,000 and over                        1,985          1,880
 Other Time Deposits                                     5,580          7,018
     TOTAL DEPOSITS                                     78,359         80,978
Notes Payable                                            1,543          1,543
Other Liabilities                                        1,181          1,533
     TOTAL LIABILITIES                                  81,083         84,054

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 1,952,329 Shares Issued and Outstanding in 2009
 1,997,360 Shares Issued and Outstanding in 2008         1,952          1,997
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2009 and 2008    179            179
Accumulated Other Comprehensive Income                     471            477
Capital in Excess of Par - Retired Stock                   167            158
Undivided Profits                                        8,641          7,917
Current Earnings                                           119            724
     TOTAL SHAREHOLDERS' EQUITY                         11,529         11,452
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $92,612        $95,506


The accompanying notes are an integral part of these financial statements.

				BOL BANCSHARES, INC.

				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)

                                                     Three Months Ended

                                                 March 31,          March 31,
(Amounts in thousands)                             2009               2008

INTEREST INCOME
Interest and Fees on Loans                          $1,526           $1,726
Interest on Investment Securities                       14               72
Interest on Federal Funds Sold                          10              243
Interest on Certificates of Deposit                      8                0
Total Interest Income                                1,558            2,041
INTEREST EXPENSE
Interest on Deposits                                    93              219
Other Interest Expense                                   4                4
Interest Expense on Notes Payable and Debentures        24               24
Total Interest Expense                                 121              247
NET INTEREST INCOME                                  1,437            1,794
Provision for Loan Losses                               95               62
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                      1,342            1,732
NON-INTEREST INCOME
Service Charges on Deposit Accounts                     94              122
Cardholder & Other Credit Card Income                  102              119
Other Operating Income                                 236              623
Total Non-Interest Income                              432              864
NON-INTEREST EXPENSE
Salaries and Employee Benefits                         693              601
Occupancy Expense                                      269              243
Communications                                          53               55
Outsourcing Fees                                       359              387
Loan & Credit Card Expense                              27               28
Professional Fees                                       53               44
ORE Expense                                             13                8
Other Operating Expense                                186              174
Total Non-Interest Expense                           1,653            1,540

Income Before Tax Provision                            121            1,056

Provision For Income Taxes                               2              359

NET INCOME                                            $119             $697

Earnings Per Share of Common Stock                   $0.67            $3.89

The accompanying notes are an integral part of these financial statements.

                                BOL BANCSHARES, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
						(Unaudited)

Three Months Ended

                                                     March 31,    March 31,
(Amounts in thousands)                                   2009         2008

NET INCOME	                                             $119         $697

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains on Investment
Securities Available-for-Sale, Arising
During the Period                                         (6)           -


COMPREHENSIVE INCOME                                     $113         $697


The accompanying notes are an integral part of these financial statements.

                                   BOL BANCSHARES, INC.

			  CONSOLIDATED STATEMENTS OF CASH FLOWS
				           (Unaudited)


FOR THE THREE MONTHS ENDED MARCH 31,

(Amounts in thousands)                                   2009        2008
OPERATING ACTIVITIES
Net Income                                               $119        $697
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                                 95          62
 Depreciation and Amortization Expense                    101         106
 Amortization of Investment Security Premiums               0          (3)
 Decrease in Deferred Income Taxes                        (21)          0
 Decrease in Other Assets                                 148          57
 (Decrease) in Other Liabilities and
  Accrued Interest                                       (352)       (876)
Net Cash Provided by Operating Activities                  90          43

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                      0       8,000
 Purchases of Held-to-Maturity Investment Securities        0      (2,000)
 Increase in Certificate of Deposit with Other Banks   (3,875)          0
 Purchases of Property and Equipment                        0         (75)
 Net (Increase) Decrease in Loans                      (1,299)      1,166
Net Cash (Used in) Provided by Investing Activities    (5,174)      7,091


FINANCING ACTIVITIES
 Net (Decrease) Increase in Non-Interest Bearing
  and Interest Bearing Deposits                        (2,619)        863
 Preferred Stock Retired                                  (36)        (28)
Net Cash (Used in) Provided by Financing Activities    (2,655)        835

Net (Decrease) Increase in Cash and Cash Equivalents   (7,739)      7,969
Cash and Cash Equivalents - Beginning of Year          28,479      31,651
Cash and Cash Equivalents - End of Period             $20,740     $39,620




SUPPLEMENTAL DISCLOSURES:                               2009         2008

Cash Paid During the Year for Interest                  $192         $226
Cash Paid During the Year for Income Taxes                $0           $4
Market Value Adjustment for Unrealized Gain (Loss)
  on Securities Available-for-Sale                       ($9)          $0
Additions to Other Real Estate Thru Foreclosure          $61           $0






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


MARCH 31, 2009 COMPARED WITH DECEMBER 31, 2008

BALANCE SHEET

	Total Assets at March 31, 2009 were $92,612,000 compared to $95,506,000 at December 31, 2008 a decrease of $2,894,000 or 3.03%. Federal Funds Sold decreased $7,625,000 to $17,750,000 at March 31, 2009 from $25,375,000 at
December 31, 2008. This decrease was mainly attributable to the purchase of Certificates of Deposit for a total of $3,875,000 with other banks during the first quarter of 2009 at a higher interest rate then Federal Funds are paying. The remainder is due to having less available to sell due to the balance sheet shrinking back to pre-Katrina levels. Total loans increased $1,143,000 or 2.06% to $56,751,000 at March 31, 2009 from $55,608,000 at December 31, 2008. This increase in the loan portfolio from December 31, 2008 to March 31, 2009 is due mainly to an increase in 1-4 family loans of $936,000, an increase in non farm-non residential loans of $454,000, an increase in construction loans of $209,000 and an increase of $200,000 in commercial loans which was offset by a decrease in personal loans of $70,000. Also there was a decrease in the credit card portfolio of $568,000 which was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition.
	Total deposits decreased $2,619,000 or 3.23% to $78,359,000 at March 31, 2009 from $80,978,000 at December 31, 2008. Total interest bearing deposits decreased $2,627,000, due to a special promotion of time deposits that matured in the amount of $1,333,000, a decrease in savings of $814,000 and a decrease in NOW accounts of $460,000. Non interest bearing accounts increased $8,000.

	Shareholder's Equity increased $77,000 due mainly to net income of $119,000 at March 31, 2009, and a decrease in Preferred Stock of $45,000.


THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2008

INCOME

	The Company's net income for the three months ended March 31, 2009 was $119,000 or $.67 per share for a decrease of $578,000 from the Company's net income of $697,000 or $3.89 per share for the same period last year.
	Interest income decreased $483,000 for the three months ended March 31, 2009 over the same period last year. This was caused by a decrease of $233,000 in interest received on Federal Funds sold. This decrease was due mainly to a decrease in the interest rate paid on Federal Funds sold from 3.15% at March
31, 2008 to .20% at March 31, 2009. The average balance of Federal Funds sold decreased from $30,844,000 at March 31, 2008 to $21,189,000 at March 31, 2009.
Loan interest income decreased due mainly to a decrease in the average rate from 12.34% at March 31, 2008 to $10.84% at March 31, 2009. Investment securities interest decreased $58,000 due mainly to a decrease in the average balance of investment securities from $7,598,000 at March 31, 2008 to $2,821,000 at March 31, 2009. This was due mainly to investment securities of $8,000,000 that were called and $2,000,000 purchased in the first quarter of 2008. The average balance of Certificates of Deposits purchased was $2,547,000 at an average interest rate of 1.29% for 2009 as compared to $0 for 2008.
	Interest expense decreased $126,000 for the three months ended March 31, 2009 over the same period last year. This was due to a decrease in the average interest rate on interest bearing deposits from a rate of 1.75% at March 31, 2008 to a rate of .84% at March 31, 2009. Additionally there was a decrease in the average balance of interest bearing deposits from $50,025,000 at March 31, 2008 to $44,192,000 at March 31, 2009.
	Net interest income decreased $357,000. Interest rate spreads decreased from 6.73% at March 31, 2008 to 6.46% at March 31, 2009.
	Non-interest income decreased $432,000 for the three months ended March 31, 2009 as compared to the same period last year. This decrease is due mainly to the sale of Visa stock for a gain of $578,000 in the first quarter of 2008. In the first quarter of 2009 there was a decrease in deposit related fees of $28,000 of which $23,000 was due to a decrease in fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $17,000. This was offset by an increase in miscellaneous income of $150,000 in the first quarter of 2009 from the insurance proceeds from Hurricane Katrina that was not needed for repairs.
	Non-interest expense increased $113,000 for the three months ended March 31, 2009 as compared to the same period last year. Salaries and Employee Benefits increased $92,000 in the first quarter of 2009, which was due mainly to payroll expenses of $84,000 for 2007 that was not paid until 2008 resulting in a credit of $84,000 in 2008 for 14 days payroll, compared to a credit of $17,000 for 4 days in 2009. Occupancy expense increased $26,000. Outsourcing fees decreased $28,000 due mainly to credit card interchange fees of $221,000 for the three months ended March 31, 2008 compared to $183,000 for the three months ended March 31, 2009.
	The provision for income taxes decreased $357,000 compared to the same period last year from $359,000 at March 31, 2008 to $2,000 at March 31, 2009 due to a decrease in income before taxes from $1,056,000 at March 31, 2008 to $121,000 at March 31, 2009.


Item 3. Quantitative and Qualitative Disclosures about Market Risk, Catastrophic Events, and Future Growth

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


Item 4T Controls and Procedures

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

			PART II - OTHER INFORMATION

Item 6 Exhibits

	Exhibits
		31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
              Officer
            31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
              Officer
            32   Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.

						/s/ G. Harrison Scott
May 7, 2009  				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)





                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
     						Officer of the Registrant)