Form 10-Q
period 2009-06-30
BOL BANCSHARES INC
filed 2009-08-14
CIK 832818

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION
					WASHINGTON, D. C.  20549


						FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2009

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
		(Exact name of registrant as specified in its charter.)

	Louisiana							72-1121561
(State of incorporation)		 (I.R.S. Employer Identification No.)

       300 St. Charles Avenue, New Orleans, La.	70130
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 SHARES AS OF July 31, 2009.

       			BOL BANCSHARES, INC. & SUBSIDIARY
				           	   INDEX


											   Page No.


PART I.  Financial Information

	Item 1. Financial Statements
		Consolidated Statements of Condition				 3

		Consolidated Statements of Income 		 			 4

		Consolidated Statements of Comprehensive Income 	 	 5

		Consolidated Statements of Cash Flow				 6

		Notes to Consolidated Financial Statements			 7

	Item 2. Management's Discussion and Analysis				 9

	Item 3. Quantitative and Qualitative Disclosures about Market Risk,
              Catastrophic Events and Future Growth                      11

	Item 4.  Submission of Matters to a Vote of Security Holders       12

	Item 4T. Controls and Procedures                                   13


PART II.  Other Information

       Item 6. Exhibits 						 		13

	Signatures										14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

						BOL BANCSHARES, INC.
       CONSOLIDATED STATEMENTS OF CONDITION

                                                       June 30        Dec. 31,
(Amounts in Thousands)                                   2009           2008
                                                     (Unaudited)     (Audited)
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                 $3,099         $3,104
Federal Funds Sold                                      12,675         25,375
Certificates of Deposit                                  4,900              0
Investment Securities
  Securities Held to Maturity                            2,000          2,001

  Securities Available for Sale                            814            823
Loans-Less Allowance for Loan Losses of $1,800
  in 2009 and in 2008                                   58,605         55,608
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                  6,320          6,516
Other Real Estate                                        1,259          1,153
Other Assets                                               835            926
     TOTAL ASSETS                                      $90,507        $95,506

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                   32,669         34,930
 NOW Accounts                                            9,888         10,766
 Money Market Accounts                                   3,062          3,667
 Savings Accounts                                       21,406         22,717
 Time Deposits, $100,000 and over                        2,840          1,880
 Other Time Deposits                                     6,514          7,018
     TOTAL DEPOSITS                                     76,379         80,978
Notes Payable                                            1,543          1,543
Other Liabilities                                        1,102          1,533
     TOTAL LIABILITIES                                  79,024         84,054

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 1,845,507 Shares Issued and Outstanding in 2009
 1,997,360 Shares Issued and Outstanding in 2008         1,846          1,997
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2009 and 2008    179            179
Accumulated Other Comprehensive Income                     471            477
Capital in Excess of Par - Retired Stock                   189            158
Undivided Profits                                        8,641          7,917
Current Earnings                                           157            724
     TOTAL SHAREHOLDERS' EQUITY                         11,483         11,452
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $90,507        $95,506


The accompanying notes are an integral part of these financial statements.

BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)


                                        Three months ended    Six months ended
                                             June 30               June 30
(Amounts in Thousands)                      2009    2008          2009   2008

INTEREST INCOME
Interest and Fees on Loans                $1,536   $1,655       $3,062   $3,382
Interest on Investment Securities             13       12           27       84
Interest on Federal Funds Sold                 6      184           16      427
Interest on Certificates of Deposit           16        0           24        0
Total Interest Income                      1,571    1,851        3,129    3,893
INTEREST EXPENSE
Interest on Deposits                          89      188          182      407
Interest Expense on Notes Payable and Debentures
                                              28       28           56       56
Total Interest Expense                       117      216          238      463
NET INTEREST INCOME                        1,454    1,635        2,891    3,430
Provision for Loan Losses                    245       66          340      129
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                            1,209    1,569        2,551    3,301
NON-INTEREST INCOME
Service Charges on Deposit Accounts           96      127          190      249
Cardholder & Other Credit Card Income        108      125          210      244
Other Operating Income                       319       22          555      645
Total Non-interest Income                    523      274          955    1,138
NON-INTEREST EXPENSE
Salaries and Employee Benefits               690      679        1,383    1,280
Occupancy Expense                            260      294          529      538
Communications                                60       61          113      116
Outsourcing Fees                             371      398          730      785
Loan & Credit Card Expense                    38       30           65       58
Professional Fees                             58       74          111      118
ORE Expense                                   22        9           35       17
Other Operating Expense                      201      175          387      349
Total Non-interest Expense                 1,700    1,720        3,353    3,261

Income Before Tax Provision                   32      123          153    1,178

(Benefit) Provision For Income Taxes         (6)       48          (4)      407

NET INCOME                                   $38      $75        $157      $771

Earnings Per Share of Common Stock         $0.21    $0.42       $0.87     $4.31



The accompanying notes are an integral part of these financial statements.

                                   BOL BANCSHARES, INC.
			CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
						(Unaudited)

                                                       Six Months Ended

                                                    June 30        June 30
(Amounts in thousands)                                2009           2008

NET INCOME                                            $157           $771

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Losses on Investment
Securities Available-for-Sale, Arising
During the Period                                      (6)              -


COMPREHENSIVE INCOME                                $151            $771


The accompanying notes are an integral part of these financial statements.

                                   BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)



Six Months Ended June 30

(Amounts in thousands)                                2009           2008
OPERATING ACTIVITIES
Net Income                                            $157           $771
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                            340             129
 Depreciation and Amortization Expense                201             212
 Amortization of Investment Security Premiums           1             (2)
 Decrease in Deferred Income Taxes                      3              -
 Decrease (Increase) in Other Assets                   92            (25)
 Decrease in Other Liabilities
  and Accrued Interest                               (431)        (1,316)
Net Cash Provided by (Used in) Operating Activities   363           (231)

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                  -          8,000
 Purchases of Held-to-Maturity Investment Securities    -         (2,000)
 Purchases of Property and Equipment                   (4)          (100)
 Increase in Certificate of Deposit with Other Banks(4,900)            -
 Net (Increase) Decrease in Loans                   (3,444)          409
Net Cash (Used in) Provided by Investing Activities (8,348)        6,309

FINANCING ACTIVITIES
 Net Decrease in Non-Interest Bearing
  and Interest Bearing Deposits                     (4,599)         (209)
 Preferred Stock Retired                              (121)          (56)
Net Cash Used in Financing Activities               (4,720)         (265)

Net (Decrease)Increase in Cash and Cash Equivalents(12,705)        5,813
Cash and Cash Equivalents - Beginning of Year       28,479        31,651
Cash and Cash Equivalents - End of Period          $15,774       $37,464


The accompanying notes are an integral part of these financial statements.

                                  BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			                 (Unaudited)


SUPPLEMENTAL DISCLOSURES:                                2009       2008

Cash Paid During the Year for Interest                   $278       $652
Cash Paid During the Year for Income Taxes                 $0       $429
Market Value Adjustment for Unrealized Loss
  on Securities Available-for-Sale                        ($9)        $0
Additions to Other Real Estate Thru Foreclosure          $106         $0


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

      The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):


                                                      June 30, 2009
                                                   Carrying       Fair
                                                    Amount        Value
		Financial Assets:
		Cash and Short-Term Investments          $3,099      $3,099
		Certificates of Deposit                   4,900       4,900
		Investment Securities                     2,823       2,814
		Loans                                    60,405      60,714
		Less:  Allowance for Loan Losses         (1,800)     (1,800)
                                                    $69,427     $69,727
		Financial Liabilities:
		Deposits                                $76,379     $77,047
		Unrecognized Financial Instruments:
		Commitments to Extend Credit             $1,973      $1,973
		Credit Card Arrangements                 20,560      20,560
                                                    $32,362     $32,362

                                                   December 31, 2008
                                                  Carrying       Fair
                                                   Amount        Value
		Financial Assets:
		Cash and Short-Term Investments        $3,104       $3,104
		Investment Securities                   2,824        2,849
		Loans                                  57,408       57,540
		Less:  Allowance for Loan Losses       (1,800)      (1,800)
                                                  $61,536      $61,693
		Financial Liabilities:
		Deposits                              $80,977      $81,133
		Unrecognized Financial Instruments:
		Commitments to Extend Credit           $3,763       $3,763
		Credit Card Arrangements               28,599       28,599
                                                  $32,362      $32,362


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

Hurricane Katrina Disclosure
       Insurance proceeds received for storm damages caused by Hurricane Katrina have covered the damages sustained to the Bank's branches. Proceeds in the contingency account exceeded the cost of repairs caused by Hurricane Katrina. Accordingly, the remaining funds have been booked to income as the repairs are completed. Of the 7 branch locations that were affected by Hurricane Katrina, only the Carrollton branch was not reopened.


JUNE 30, 2009 COMPARED WITH DECEMBER 31, 2008

BALANCE SHEET

	Total assets at June 30, 2009 were $90,507,000 compared to $95,506,000 at December 31, 2008, for a decrease of $4,999,000, or 5.23%. Federal Funds Sold decreased $12,700,000 from $25,375,000 at December 31, 2008 to $12,675,000 at June 30, 2009. This decrease was mainly attributable to the purchase of Certificates of Deposit for a total of $4,900,000 with other banks during the first six months of 2009 at a higher interest rate than Federal Funds are paying. The remainder is due to having less available to sell due to the balance sheet shrinking back to pre-Katrina levels.
Investment securities decreased $10,000 to $2,814,000 at June 30, 2009 from $2,824,000 at December 31, 2008. Total loans increased $2,997,000 or 5.39%
to $58,605,000 at June 30, 2009 from $55,608,000 at December 31, 2008.  This increase in the loan portfolio is due mainly to an increase in 1-4 residential loans of $2,172,000, an increase in construction loans of $1,173,000, an increase in commercial loans of $360,000, an increase in personal loans of $107,000, and an increase in second mortgage loans of $52,000. This was offset by a decrease in commercial real estate and other real estate loans of $351,000 and a decrease of $525,000 in the credit card portfolio. The credit card portfolio decrease was largely attributable to
(i) competition from other banks and non-traditional credit card issuers;
(ii) tightening of the Bank's underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.
	Total deposits decreased $4,599,000, or 5.68%, to $76,379,000 at June 30, 2009 from $80,978,000 at December 31, 2008. Total non-interest bearing deposits decreased $2,261,000 and interest-bearing accounts decreased $2,338,000. The decrease of interest earning deposits was mainly attributable to a decrease in savings deposits of $1,311,000, a decrease in NOW accounts of $878,000, and a decrease in Money Market accounts of $605,000. Time deposits increased $456,000.
	Other liabilities decreased $431,000 from $1,533,000 at December 31,

2008 to $1,102,000 at June 30, 2009. This decrease is due mainly to insurance proceeds from Hurricane Katrina that were received and held in contingency accounts that exceeded the total cost of repairs and impairment of assets associated with the hurricane. This amounted to $450,000 and was credited to miscellaneous income during the first six months of 2009.
       Shareholder's Equity increased $31,000 from $11,452,000 at December 31, 2008 to $11,483,000 at June 30, 2009. This increase is due mainly to net income for the six months ended June 30, 2009 of $157,000, an increase in capital in excess of par-retired Preferred Stock of $31,000, partially offset by a decrease in Preferred Stock of $151,000.


SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

INCOME

	The Company's net income for the six months ended June 30, 2009 was $157,000 or $.87 per share, a decrease of $614,000 from the Company's total net income of $771,000 or $4.31 per share for the same period last year.
	Interest income decreased $764,000 for the six months ended June 30, 2009 over the same period last year. Interest on federal funds sold decreased $411,000 due to a decrease in the average interest rate paid from 2.55% at June 30, 2008 to .17% at June 30, 2009. The average balance of federal funds sold decreased $15,151,000 from $33,544,000 at June 30, 2008 to $18,393,000 at June 30, 2009. Interest on investment securities decreased $57,000 due mainly to a decrease in the average balance from $5,170,000 at June 30, 2008 to $2,818,000 at June 30, 2009. During the first quarter of 2008, $8,000,000 in securities were called and the Bank purchased $2,000,000. Interest in the loan portfolio decreased $320,000 due mainly to a decrease in the average interest rate of 11.81% at June 30, 2008 to 10.76% at June 30, 2009. The average balance of Certificates of Deposits purchased was $3,506,000 at an average interest rate of 1.37% for 2009 as compared to $0 for 2008.
	Interest expense decreased $225,000 for the six months ended June 30, 2009 over the same period last year. This was caused by a decrease in the average interest rate paid on interest-bearing deposits from 1.63% at June
30, 2008 to .83% as of June 30, 2009. Additionally there was a decrease in the average balance of interest bearing deposits from $49,956,000 at June 30, 2008 to $44,004,000 at June 30, 2009. The average interest rate on interest-bearing liabilities decreased from 1.80% at June 30, 2008 to 1.05% at June
30, 2009.
	Net interest income decreased $539,000 for the six months ended June 30, 2009 compared to the same period last year. Interest rate spreads increased from 6.32% at June 30, 2008 to 6.62% at June 30, 2009.
	Non-interest income decreased $183,000 for the six month period from $1,138,000 at June 30, 2008 to $955,000 at June 30, 2009. Other income decreased $90,000 for the six months ended June 30, 2008. This decrease is due mainly to the sale of Visa stock for a gain of $578,000 in the first six months of 2008 compared to the recognition of insurance proceeds of $450,000 that was not needed for Hurricane Katrina repairs in the first six months of 2009. Deposit related fees decreased $59,000 of which $48,000 was due to a decrease in fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $34,000.
	Non-interest expense increased $92,000 for the six month period of 2009 as compared to the same period last year. Salaries and Employee Benefits increased $103,000 from $1,280,000 at June 30, 2008 to $1,383,000 at June 30,
2009. This increase was due mainly to payroll expenses of $84,000 for 2007 that was not paid until 2008 resulting in a credit of $84,000 in 2008 for 14 days payroll, compared to a credit of $17,000 for 4 days payroll expenses of 2008 that was not paid until 2009. Other operating expenses increased
$38,000 due mainly to FDIC assessments of $6,000 at June 30, 2008 compared to $44,000 at June 30, 2009 due to the increase in the assessment rate. This was offset by a decrease of $55,000 in outsourcing fees due mainly to credit card interchange fees of $380,000 in 2009 compared to $445,000 in 2008.
	The provision for income taxes decreased $411,000 compared to the same period last year from a provision of $407,000 at June 30, 2008 to a benefit of $4,000 at June 30, 2009. This was due to a decrease in income before taxes and tax refunds from the IRS of $56,000 for prior years amended tax returns.


SECOND QUARTER 2009 COMPARED WITH SECOND QUARTER 2008

INCOME

	Net income for the second quarter of 2009 was $38,000 or $.21 per share compared to $75,000 or $.42 per share for the same period last year for a decrease of $37,000.
	Interest income decreased $280,000 over the same period last year. Interest on the loan portfolio decreased $119,000 from $1,655,000 at June 30, 2008 to $1,536,000 at June 30, 2009. This was caused mainly by a decrease in the average interest rate from 11.67% at June 30, 2008 to 10.66% at June 30, 2009. Interest on federal funds sold decreased $178,000 due mainly to the decrease in the average balance of federal funds sold from $36,243,000 at June 30, 2008 to $15,627,000 at June 30, 2009 and a decrease in the average interest rate from 2.03% at June 30, 2008 to .15% at June 30, 2009.
	Interest expense decreased $99,000 for the three months ended June 30, 2009 over the same period last year. This was caused by a decrease in the average interest rate on interest-bearing deposits from 1.51% at June 30, 2008 to .81% as of June 30, 2009 and a decrease in the average balance of interest-bearing deposits for $49,886,000 at June 30, 2008 to $43,821,000 at June 30, 2009. Net interest income decreased $181,000 due primarily to the decrease in average interest earning assets. Average interest earning assets for the quarter ended June 30, 2009 was $80,515,000 compared to $95,724,000 for the quarter ended June 30, 2008. The decrease in average interest earning assets was offset by the lower average interest rates on interest bearing deposits from 1.51% at June 30, 2008 compared to .81% at June 30, 2009. The average interest rate on interest-bearing liabilities decreased from 1.68% at June 30, 2008 to 1.03% at June 30, 2009. Interest rate spreads increased from 6.05% at June 30, 2008 to 6.77% at June 30, 2009.
	Non-interest income increased $249,000 for the three-month period as compared to the same period last year. This increase was due mainly to insurance proceeds of $300,000 that were credited to miscellaneous income that were not needed for Hurricane Katrina repairs in the three months ended June 30, 2009. There was a decrease in deposit related fees of $31,000 of which $25,000 was due to a decrease in the fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $17,000.
	Non-interest expense decreased $20,000 for the three-month period as compared to the same period last year. The reduction in Occupancy expense of $34,000 was due mainly a decrease of $20,000 in utilities expense from $71,000 for the second quarter of 2008 to $51,000 for the second quarter of 2009.
	The provision for income taxes decreased $54,000 compared to the same period last year from a provision of $48,000 at June 30, 2008 to a benefit of $6,000 at June 30, 2009 due to a decrease in income before taxes and a tax refund of $16,000 from IRS for a prior year amended tax return.


Item 3 Quantitative and Qualitative Disclosures about Market Risk, Catastrophic Events, and Future Growth

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


PART II - OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Shareholders of BOL BANCSHARES, INC. was held on April 14, 2009. Six nominees were elected to serve one year terms as directors. Laporte, Sehrt, Romig and Hand was approved as the independent auditors. There were no other matters voted upon at the meeting.
	Below are the names of the nominees who were elected as directors and the number of shares cast for each. The total shares voting were 116,833.




                                     Number of Shares
Nominee                           For    Against    Abstain
G. Harrison Scott              116,798      22        13
Johnny C. Crow                 116,748      72        13
Franck F. LaBiche              116,798      22        13
Henry L. Klein                 116,820       0        13
Sharry R. Scott                116,820       0        13
A. Earle Cefalu, Jr.           116,820       0        13

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


			PART II - OTHER INFORMATION

Item 6 Exhibits

	Exhibits
		1.1  Rule 13a-14(a)/15d-14(a) Certification of Principal
Executive
              Officer
            31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal
Financial
              Officer
            32   Certification Pursuant to 18 U.S.C. Section 1350

                         BOL BANCSHARES, INC.

                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						BOL BANCSHARES, INC.

						/s/ G. Harrison Scott
August 13, 2009  				G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)





                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
     						Officer of the Registrant)