Form 10-Q
period 2009-09-30
BOL BANCSHARES INC
filed 2009-11-16
CIK 832818

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION
					WASHINGTON, D. C.  20549


						FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			Sept. 30, 2009

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number		00-16934

					BOL BANCSHARES, INC.
		(Exact name of registrant as specified in its charter.)

	Louisiana							72-1121561
(State of incorporation)			    (I.R.S. Employer Identification
No.)

       300 St. Charles Avenue, New Orleans, La.	70130
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 SHARES AS OF Oct. 31, 2009.

       BOL BANCSHARES, INC. & SUBSIDIARY
				              INDEX


											   Page No.


PART I.  Financial Information

	Item 1. Financial Statements

		Consolidated Statements of Condition		 		 3

		Consolidated Statements of Income 		 			 4

		Consolidated Statements of Comprehensive Income 		 	 5

		Consolidated Statements of Cash Flow			 		 6

		Notes to Consolidated Financial Statements				 7

	Item 2. Management's Discussion and Analysis				      11


	Item 3. Quantitative and Qualitative Disclosures about Market Risk,
              Catastrophic Events and Future Growth                           13

	Item 4T. Controls and Procedures                                        14


PART II.  Other Information

       Item 6. Exhibits 						 			15


	Signatures										      16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
						BOL BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CONDITION

                                                         Sept 30      Dec. 31,
(Amounts in Thousands)                                     2009         2008
                                                       (Unaudited)    (Audited)
ASSETS
Cash and Due from Banks
 Non-Interest Bearing Balances and Cash                   $2,942        $3,104
Federal Funds Sold                                        16,100        25,375
Certificates of Deposit                                    5,447             0
Investment Securities
  Securities Held to Maturity                                999         2,001
  Securities Available for Sale                              814           823
Loans-Less Allowance for Loan Losses of $1,800
  in 2009 and in 2008                                     57,970        55,608
Property, Equipment and Leasehold Improvements
 (Net of Depreciation and Amortization)                    6,240         6,516
Other Real Estate                                          1,584         1,153
Other Assets                                                 785           926
     TOTAL ASSETS                                        $92,881       $95,506

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-Interest Bearing                                     32,244        34,930
 NOW Accounts                                             11,824        10,766
 Money Market Accounts                                     2,987         3,667
 Savings Accounts                                         20,857        22,717
 Time Deposits, $100,000 and over                          4,203         1,880
 Other Time Deposits                                       7,070         7,018
     TOTAL DEPOSITS                                       79,185        80,978
Notes Payable                                              1,144         1,543
Other Liabilities                                            952         1,533
     TOTAL LIABILITIES                                    81,281        84,054

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
 1,837,089 Shares Issued and Outstanding in 2009
 1,997,360 Shares Issued and Outstanding in 2008           1,837         1,997
Common Stock - Par Value $1
 179,145 Shares Issued and Outstanding in 2009 and 2008      179           179
Accumulated Other Comprehensive Income                       471           477
Capital in Excess of Par - Retired Stock                     191           158
Undivided Profits                                          8,641         7,917
Current Earnings                                             281           724
     TOTAL SHAREHOLDERS' EQUITY                           11,600        11,452
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $92,881       $95,506

The accompanying notes are an integral part of these financial statements.

                               BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF INCOME
						(Unaudited)


                                          Three months ended  Nine months ended
                                                Sept 30            Sept 30
(Amounts in Thousands)                      2009      2008      2009      2008

INTEREST INCOME
Interest and Fees on Loans                $1,475     $1,548    $4,537    $4,930
Interest on Investment Securities             11         14        38        98
Interest on Federal Funds Sold                 5        166        21       593
Interest on Certificates of Deposit           17          0        41         0
Total Interest Income                      1,508      1,728     4,637     5,621
INTEREST EXPENSE
Interest on Deposits                         109        183       291       590
Interest Expense on Notes Payable
  and Debentures                              19         29        75        85
Total Interest Expense                       128        212       366       675
NET INTEREST INCOME                        1,380      1,516     4,271     4,946
Provision for Loan Losses                    114         38       454       167
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                            1,266      1,478     3,817     4,779
NON-INTEREST INCOME
Service Charges on Deposit Accounts          100        132       290       381
Cardholder & Other Credit Card Income        110        125       320       368
Other Operating Income                       371         22       926       668
Total Non-interest Income                    581        279     1,536     1,417
NON-INTEREST EXPENSE
Salaries and Employee Benefits               687        709     2,070     1,989
Occupancy Expense                            247        316       776       854
Communications                                55         56       168       172
Outsourcing Fees                             315        346     1,045     1,131
Loan & Credit Card Expense                    35         29       100        86
Professional Fees                             55         63       166       181
ORE Expense                                   30         11        65        28
Other Operating Expense                      236        164       623       514
Total Non-interest Expense                 1,660      1,694     5,013     4,955

Income Before Tax Provision                  187         63       340     1,241

Provision For Income Taxes                    63         15        59       422

NET INCOME                                  $124        $48      $281      $819

Earnings Per Share of Common Stock         $0.69      $0.27     $1.57     $4.57




The accompanying notes are an integral part of these financial statements.

                              BOL BANCSHARES, INC.
			CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
						(Unaudited)




                                                      Nine Months Ended
                                                    Sept 30        Sept 30
(Amounts in thousands)                                2009           2008

NET INCOME                                            $281           $819

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding (Losses) Gains on Investment
Securities Available-for-Sale, Arising
During the Period		                               (6)            49


COMPREHENSIVE INCOME                                  $275          $868



The accompanying notes are an integral part of these financial statements.

                                BOL BANCSHARES, INC.
			  	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			                     (Unaudited)


Nine Months Ended September 30

(Amounts in thousands)                                    2009        2008
OPERATING ACTIVITIES
Net Income                                                $281        $819
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Provision for Loan Losses                                 454         167
 Depreciation and Amortization Expense                     300         319
 Amortization of Investment Security Premiums               (1)         (2)
 Decrease in Deferred Income Taxes                           3           -
 Gain on Sale of Other Real Estate                          (9)          -
 Decrease in Other Assets                                  143          62
 Decrease in Other Liabilities
  and Accrued Interest                                    (579)     (1,532)
Net Cash Provided by (Used in) Operating Activities        592        (167)

INVESTING ACTIVITIES
 Proceeds from Held-to-Maturity Investment Securities
  Released at Maturity                                   2,000       8,000
 Purchases of Held-to-Maturity Investment Securities    (1,000)     (2,000)
 Purchases of Property and Equipment                       (24)       (128)
 Proceeds from Sale of Other Real Estate                    70           -
 Increase in Certificate of Deposit with Other Banks    (5,447)          -
 Net (Increase) in Loans                                (3,309)       (952)
Net Cash (Used in) Provided by Investing Activities     (7,710)      4,920

FINANCING ACTIVITIES
 Net Decrease in Non-Interest Bearing
  and Interest Bearing Deposits                         (1,792)     (3,534)
 Preferred Stock Retired                                  (128)        (58)
 Proceeds from Issuance of Long-Term Debt                1,000           -
 Principal Payments on Long-Term Debt                   (1,399)          -
Net Cash Used in Financing Activities                   (2,319)     (3,592)

Net (Decrease)Increase in Cash and Cash Equivalents     (9,437)      1,161
Cash and Cash Equivalents - Beginning of Year           28,479      31,651
Cash and Cash Equivalents - End of Period              $19,042     $32,812





The accompanying notes are an integral part of these financial statements.

                                  BOL BANCSHARES, INC.
				CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			                 (Unaudited)




SUPPLEMENTAL DISCLOSURES:                                2009        2008

Cash Paid During the Year for Interest                   $415        $877
Cash Paid During the Year for Income Taxes                 $0        $429
Market Value Adjustment for Unrealized (Loss) Gain
  on Securities Available-for-Sale                        ($9)        $74
Additions to Other Real Estate Through Foreclosure       $493        $117


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

       	The estimated fair values of the Company's financial instruments at September 30, 2009 and December 31, 2008, are as follows (amounts in thousands):






                                              September 30, 2009
                                          Carrying             Fair
                                           Amount              Value
Financial Assets:
Cash and Short-Term Investments              $2,942           $2,942
Certificates of Deposit                       5,447            5,447
Investment Securities                         1,813            1,813
Loans                                        59,770           59,969
Less:  Allowance for Loan Losses             (1,800)          (1,800)
                                            $68,172          $68,371


Financial Liabilities:
Deposits                                    $79,408          $79,519


Unrecognized Financial Instruments:
Commitments to Extend Credit                 $2,639           $2,639
Credit Card Arrangements                     17,557           17,557
                                            $20,196          $20,196

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




The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (amounts in thousands):


				Level 1      Level 2      Level 3     Net Balance

Assets
	Equity Securities	 $  -          $999         $  -            $999

		Total        $  -          $999         $  -            $999


The following table presents the Company's assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009 (amounts in thousands):


                       Level 1      Level 2      Level 3     Net Balance

Assets
	Impaired Loans	 $  -        $1,258        $  -           $1,258
	Other Real Estate	    -         1,584           -            1,584

		Total        $  -        $2,842        $  -           $2,842

Subsequent Events
       In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 13, 2009, the date these financial statements were issued.


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


SEPTEMBER 30, 2009 COMPARED WITH DECEMBER 31, 2008

BALANCE SHEET

	Total assets at September 30, 2009 were $92,881,000 compared to $95,506,000 at December 31, 2008, for a decrease of $2,625,000, or 2.75%.
Federal Funds Sold decreased $9,275,000 from $25,375,000 at December 31, 2008 to $16,100,000 at September 30, 2009. This decrease was mainly attributable to the purchase of Certificates of Deposit for a total of $5,447,000 with other banks during the first nine months of 2009 at a higher interest rate than Federal Funds are paying. The remainder is due to having less available to sell due to the balance sheet shrinking back to pre-Katrina levels. Investment securities decreased $1,011,000 to $1,813,000 at September 30, 2009 from $2,824,000 at December 31, 2008. Total loans increased $2,362,000 or 4.25% to $57,970,000 at September 30, 2009 from $55,608,000 at December 31, 2008. This increase in the loan portfolio is due mainly to an increase in 1-4 residential loans of $3,558,000, an increase in construction loans of $1,019,000, an increase in commercial loans of $218,000, and an increase in second mortgage loans of $156,000. This was offset by a decrease in commercial real estate and other real estate loans of $1,767,000, a decrease in personal loans of $308,000, and a decrease of $711,000 in the credit card portfolio. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank's underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.
	Total deposits decreased $1,793,000, or 2.21%, to $79,185,000 at September 30, 2009 from $80,978,000 at December 31, 2008. Total non-interest bearing deposits decreased $2,686,000 and interest-bearing accounts increased $893,000. The increase of interest earning deposits was mainly attributable to an increase in time deposits of $2,375,000, and an increase in NOW accounts of $1,058,000. This was offset by a decrease in savings deposits of $1,860,000, and a decrease in Money Market accounts of $680,000.
	Other liabilities decreased $581,000 from $1,533,000 at December 31, 2008 to $952,000 at September 30, 2009. This decrease is due mainly to insurance proceeds from Hurricane Katrina that were received and held in contingency accounts that exceeded the total cost of repairs and impairment of assets associated with the hurricane. This amounted to $650,000 and was credited to miscellaneous income during the first nine months of 2009.
       Shareholder's Equity increased $148,000 from $11,452,000 at December 31, 2008 to $11,600,000 at September 30, 2009. This increase is due mainly to net income for the nine months ended September 30, 2009 of $281,000, and an increase in capital in excess of par-retired Preferred Stock of $33,000, partially offset by a decrease in Preferred Stock of $160,000.


NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

INCOME

	The Company's net income for the nine months ended September 30, 2009 was $281,000 or $1.57 per share, a decrease of $538,000 from the Company's total net income of $819,000 or $4.57 per share for the same period last year.
	Interest income decreased $984,000 for the nine months ended September 30, 2009 over the same period last year. Interest on federal funds sold decreased $572,000 due to a decrease in the average interest rate paid from 2.35% at September 30, 2008 to .16% at September 30, 2009. The average balance of federal funds sold decreased $16,185,000 from $33,580,000 at September 30, 2008 to $17,395,000 at September 30, 2009. Interest on investment securities decreased $60,000 due mainly to a decrease in the average balance from $4,363,000 at September 30, 2008 to $2,744,000 at September 30, 2009. During
the first quarter of 2008, $8,000,000 in securities were called and the Bank purchased $2,000,000. Interest in the loan portfolio decreased $393,000 due mainly to a decrease in the average interest rate of 11.84% at September 30, 2008 to 10.53% at September 30, 2009. The average balance of Certificates of Deposits purchased was $3,982,000 at an average interest rate of 1.37% for 2009 as compared to $0 for 2008.
	Interest expense decreased $309,000 for the nine months ended September 30, 2009 over the same period last year. This was caused by a decrease in the average interest rate paid on interest-bearing deposits from 1.57% at September 30, 2008 to .87% as of September 30, 2009. Additionally there was a decrease in the average balance of interest bearing deposits from $49,897,000 at September 30, 2008 to $44,513,000 at September 30, 2009. The average interest rate on interest-bearing liabilities decreased from 1.75% at September 30, 2008 to 1.06% at September 30, 2009.
	Net interest income decreased $675,000 for the nine months ended September 30, 2009 compared to the same period last year. Interest rate spreads increased from 6.27% at September 30, 2008 to 6.52% at September 30, 2009.
	Non-interest income increased $119,000 for the nine month period from $1,417,000 at September 30, 2008 to $1,536,000 at September 30, 2009. Other
income increased $258,000 for the nine months ended September 30, 2009. This increase is due mainly to the sale of Visa stock for a gain of $578,000 in the first nine months of 2008 compared to the recognition of insurance proceeds of $650,000 that were not needed for Hurricane Katrina repairs in the first nine months of 2009. Deposit related fees decreased $91,000 of which $73,000 was due to a decrease in fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $48,000.
	Non-interest expense increased $58,000 for the nine month period of 2009 as compared to the same period last year. Salaries and Employee Benefits increased $81,000 from $1,989,000 at September 30, 2008 to $2,070,000 at
September 30, 2009. This increase was due mainly to payroll expenses of $84,000 for 2007 that were not paid until 2008 resulting in a credit of $84,000 in 2008 for 14 days payroll, compared to a credit of $17,000 for four days payroll expenses of 2008 that were not paid until 2009. Other operating expenses increased $109,000 due mainly to FDIC assessments of $12,000 at September 30, 2008 compared to $117,000 at September 30, 2009. The increase in FDIC assessments between the two periods was due to the increase in the assessment rate and a special assessment of $39,000 in the third quarter of 2009. This was offset by a decrease of $86,000 in outsourcing fees due mainly to credit card interchange fees of $526,000 in 2009 compared to $619,000 in 2008.
	The provision for income taxes decreased $363,000, from a provision of $422,000 at September 30, 2008 to a provision of $59,000 at September 30, 2009.

This was due to a decrease in income before taxes and tax refunds from the IRS of $56,000 for prior years amended tax returns.


THIRD QUARTER 2009 COMPARED WITH THIRD QUARTER 2008

INCOME

	Net income for the third quarter of 2009 was $124,000 or $.69 per share compared to $48,000 or $.27 per share for the same period last year for an increase of $76,000.
	Interest income decreased $220,000 over the same period last year. Interest on the loan portfolio decreased $73,000 from $1,548,000 at September 30, 2008 to $1,475,000 at September 30, 2009. This was caused mainly by a decrease in the average interest rate from 11.14% at September 30, 2008 to 10.07% at September 30, 2009. Interest on federal funds sold decreased $161,000 due mainly to the decrease in the average balance of federal funds sold from $33,653,000 at September 30, 2008 to $15,430,000 at September 30, 2009 and a decrease in the average interest rate from 1.97% at September 30, 2008 to .13% at September 30, 2009.
	Interest expense decreased $84,000 for the three months ended September 30, 2009 over the same period last year. This was caused by a decrease in the average interest rate on interest-bearing deposits from 1.46% at September 30, 2008 to .96% as of September 30, 2009 and a decrease in the average balance of interest-bearing deposits from $49,780,000 at September 30, 2008 to $45,517,000 at September 30, 2009. Net interest income decreased $136,000 due primarily to the decrease in average interest earning assets. Average interest earning assets for the quarter ended September 30, 2009 was $81,525,000 compared to $92,015,000 for the quarter ended September 30, 2008. The decrease in average interest earning assets was offset by the lower average interest rates on interest bearing deposits from 1.46% at September 30, 2008 compared to .96% at September 30, 2009. The average interest rate on interest-bearing liabilities decreased from 1.64% at September 30, 2008 to 1.10% at September 30, 2009. Interest rate spreads increased from 5.87% at September 30, 2008 to 6.30% at September 30, 2009.
	Non-interest income increased $302,000 for the three-month period as compared to the same period last year. This increase was due mainly to insurance proceeds of $200,000 that were credited to miscellaneous income that were not needed for Hurricane Katrina repairs in the three months ended September 30, 2009. There was a decrease in deposit related fees of $32,000 of which $25,000 was due to a decrease in the fees collected on overdrawn accounts. Cardholder and other credit card fees decreased $15,000.
	Non-interest expense decreased $34,000 for the three-month period as compared to the same period last year. The reduction in Occupancy expense of $69,000 was due mainly a decrease of $32,000 in utilities expense from $80,000 for the third quarter of 2008 to $48,000 for the third quarter of 2009. The reduction in Outsourcing fees of $31,000 from $346,000 to $315,000 for the third quarter of 2009 was due mainly to a decrease in credit card interchange fees from $174,000 at September 30, 2008 to $146,000 at September 30, 2009.
The provision for income taxes increased $48,000 compared to the same period last year from a provision of $15,000 at September 30, 2008 to a provision of $63,000 at September 30, 2009 due to an increase in income before taxes.


Item 3 Quantitative and Qualitative Disclosures about Market Risk, Catastrophic Events, and Future Growth

	Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Difficult conditions in the financial services markets may materially and adversely affect the business and results of operations of the Bank and the Company.
	Dramatic declines in the housing market during the past year, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities by spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally, which could have a material adverse effect on our business and operations. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry. However, the majority of small community banks, such as Bank of Louisiana, have strong reserve positions and are well capitalized.
	The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, windstorms, floods, severe winter weather, fires and other catastrophes could adversely affect our consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our customers to access financial services offered by us. The incidence and severity of catastrophic events could nevertheless reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition or results of operation.
	The Company is a customer-focused organization. Future growth is expected to be driven in a large part by the relationships maintained with customers. The Company has assembled an experienced management team, and has management development plans in place.



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



						BOL BANCSHARES, INC.

						/s/ G. Harrison Scott
November 13, 2009  			G. Harrison Scott
Date						Chairman
						(in his capacity as a duly authorized
						officer of the Registrant)





                                    /s/ Peggy L. Schaefer
						Peggy L. Schaefer
						Treasurer
						(in her capacity as Chief Accounting
     						Officer of the Registrant)