Form 10-K
period 2009-12-31
BOL BANCSHARES INC
filed 2010-03-31
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
COMMISSION FILE NUMBER 0-16934

BOL BANCSHARES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

LOUISIANA	72-1121561
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NO.)

300 ST. CHARLES AVENUE, NEW ORLEANS, LA	70130
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(504) 889-9400
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:	NONE

Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☐ No ☒

As of February 28, 2010, the aggregate market value of the voting common equity stock held by non-affiliates of the registrant was $2,261,376.  For this purpose, certain executive officers and directors are considered affiliates.

The number of shares of Common Stock outstanding as of February 28, 2010 was 179,145.

Cross Reference Index

Index

Item 1 Description of Business
Here and after BOL Bancshares, Inc. shall be referred to as the Company and subsidiary Bank of Louisiana shall be referred to as the Bank.

History and General Business
The Company was organized as a Louisiana corporation on May 7, 1981, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Company remained inactive until April 29, 1988, when it acquired the Bank in a three-bank merger of the Bank of Louisiana in New Orleans (the “Old Bank”), Bank of the South (“South Bank”), and Fidelity Bank & Trust Company, all Louisiana state-chartered banks.  The Old Bank was the surviving bank in the merger and subsequently changed its name to the Bank’s current name.  The merger was originally accounted for as a “purchase”, but after discussions with the Securities and Exchange Commission, the accounting treatment of the merger was changed to a manner similar to a “pooling of interests”.  [Since the change in accounting treatment, the Company has recast its financial statements, to reflect “pooling” accounting.]  In addition, at the time of the bank’s merger, the Company merged with BOS Bancshares, Inc., a Louisiana corporation, and the registered bank holding company for South Bank.  The Company was the surviving entity in that merger.  The Company is the sole shareholder and registered bank holding company of the Bank.

Other than owning and operating the Bank, the Company may also engage, directly or through subsidiary corporations, in those activities closely related to banking that are specifically permitted under the BHC Act.  See “Supervision and Regulation Enforcement Action”.  The Company, after acquiring the requisite approval of the Board of Governors of the Federal Reserve System (the “FRB”) and any other appropriate regulatory agency, may seek to engage de novo in such activities or to acquire companies already engaged in such activities.  The Bank has formed BOL Assets, LLC to engage in the permissible activity of holding real estate from loans which were in default and held past the FDIC’s time limits.  There can be no assurance, however, that the Company will not form or acquire any other entity in the future.

If the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in the line of business or permissible activity in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital.  See “Territory Served and Competition”.

Forward-Looking Statements are Subject to Change
We make certain statements in this document as to what we expect may happen in the future.  These statements usually contain the words “believe”, “estimate”, “project”, “expect”, “anticipate”, “intend” or similar expressions.  Because these statements look to the future, they are based on our current expectations and beliefs.  Actual results or events may differ materially from those reflected in the forward-looking statements.  You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give no assurances that the future events will actually occur.

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

Allowance for Loan Losses.
We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.  Subsequent recoveries are added to the allowance.  The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans.  The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions.  This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

Index

Banking Industry
The Company derives its revenues largely from dividends from the Bank when the Bank upstreams dividends.  As is the case with any financial institution, the profitability of the Bank is subject, among other things, to fluctuating availability of money, loan demand, changes in interest rates, actions of fiscal and monetary authorities, and economic conditions in general.  See “Banking Products and Services”, “Supervision and Regulation Enforcement Action”, and “Management’s Discussion and Analysis”.

Banking Products and Services
The Bank is a full service commercial bank that provides a wide range of banking services for its customers.  Some of the major services that it offers include checking accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts (“IRAs”), savings and other time deposits of various types, and business, real-estate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below.  Other services include letters of credit, safe deposit boxes, traveler’s checks, credit cards, wire transfer, e-banking, night deposit, and drive-in facilities.  Prices and rates charged for services offered are competitive with the area’s existing financial institutions in the Bank’s primary market area.

The Bank offers a wide variety of fixed and variable rate loans to qualified borrowers.  With regard to interest rates, the Bank continues to meet legal standards while remaining competitive with the existing financial institutions in its market area.  The specific types of loans that the Bank offers include the following:

Consumer Loans.  The Bank’s consumer loans consist of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans; and educational loans.

Real Estate Loans.  The Bank’s real estate loans consist of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans.

Commercial Loans (Secured and Unsecured).  The Bank’s commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.

Credit Cards.  The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide.  As of December 31, 2009 the Bank held $7,113,000 in credit card debt.

The Bank has a number of proprietary accounts it services which is included above.  These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards.  The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due.  As of December 31, 2009 the Bank held $424,000 in proprietary accounts.

Index

Territory Served and Competition
Market Area.  The market area for the Bank is defined in the Bank’s Community Reinvestment Act Statement as the greater New Orleans metropolitan area.  This area includes all of the City of New Orleans and surrounding Parishes.  The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.

Population.  The U.S. Census Bureau’s latest estimates on the population of New Orleans ranks the parish the third fastest-growing county in the nation at 321,000.  Metro wide, New Orleans gained more than 10,000 residents, boosting the metro population to more than 1.23 million people.

Competition.  The Bank competes with other commercial banks, savings and loan associations, credit unions, and other types of financial services providers in the New Orleans metropolitan area. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.

Economy.  While there is still a long way to go, considerable measurable progress is being made toward the New Orleans region’s gradual economic recovery in the aftermath of the widespread devastation wreaked by Hurricanes Katrina (August 29, 2005) and Rita (September 24, 2005).  Thanks to the convergence of a number of factors; education reform, an influx of young entrepreneurial talent, a motivated labor force & a business-friendly government, New Orleans was ranked No. 8 on Forbes list of top cities for relocation.  According to the Louisiana Workforce Commission, the New Orleans metro area gained nearly 100,000 nonfarm jobs between October 2005 & June 2009 and more than 7,000 new businesses have opened.

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

The recession in the broader economy could have an adverse effect on Bank of Louisiana’s financial condition.  Recessionary conditions and a subsequent period of slow recovery in the broader economy could adversely affect the financial capacity of businesses and individuals in our market area.  These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt the Bank to tighten its underwriting criteria and reduce liquidity in the Bank’s customer base and the level of deposits that they maintain.  These economic conditions could also delay the correction of the imbalance of supply and demand in certain real estate markets. Legislative and regulatory actions taken in response to these conditions could impose additional restrictions and requirements on the Bank.  The current and further deterioration in the residential construction and commercial real estate markets may lead to increased nonperforming assets in Bank of Louisiana’s portfolio and increased provisions for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operation.

Employees.  As of December 31, 2009, the Bank had 72 full-time and approximately 10 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  The Bank considers its relationship with its employees to be very good.  The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan.  The Company has no employees who are not employees of the Bank.  See “Executive Compensation”.

Item 2 Description of Property.  In addition to its main office, the Bank has five branch locations and an operations center.  Set forth below is a description of the offices of the Bank.

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

Index

Severn Branch.  The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana.  The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars.  On August 20, 2007 for a price of $4,650,000 the Bank purchased the land and improvements from Severn South Partnership to which the Bank was paying rent.  The property consists of a four story building with offices that are leased to other businesses.   The purchase was approved by FDIC (Federal Deposit Insurance Corp) and OFI (Office of Financial Institutions, State of Louisiana) on August 6, 2007 with the stipulation that the investment in fixed assets not exceed 50 percent of its equity capital and reserves by December 31, 2008.  The percentage as of December 31, 2009 was 44.62%.  Prior to August 6, 2007, the Bank leased office space from Severn South Partnership.  The general partner of Severn South Partnership is a majority shareholder in BOL BANCSHARES, INC.  Rent paid to Severn South Partnership for the year ended December 31, 2007 (prior to the purchase described above) totaled $247,407.  Rental income received during 2009 was $260,464.

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

Gause Branch.  The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana.  The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars.  The Bank owns the building and underlying land upon which it is situated.  The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms.  Rental income received during 2009 totaled $72,888.

Tammany Mall Branch.  The Tammany Mall Branch of the Bank is located at 3180 Pontchartrain, Slidell, Louisiana.  The premises consist of approximately 4,000 total square feet of office space, and parking is provided for approximately 40 cars.  The Bank owns the building.

Operations Center.  The Bank’s operations center, which houses its accounting, audit, data processing, credit card, bookkeeping, and marketing departments, is located at 3340 Severn Avenue, Metairie, Louisiana.  The building consists of approximately 44,500 total square feet of space in a four-story office building, and parking is provided for approximately 200 cars.  See “Severn Branch” above for information on the building purchase.

Item 3 Legal Proceedings
Because of the nature of the banking industry in general, the Company and the Bank are each party from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company’s and/or the Bank’s financial condition.  Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, have been posted and are reflected in the Company’s consolidated financial statements.

Index

The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

1.  The Bank is a defendant in a lawsuit pending in the 22nd Judicial District Court in St. Tammany Parish.  The issues involved the clearing of a safety deposit box at the Gause branch by a notary with authority from the court to do so in the succession of the owner of the box.  The plaintiff has recently filed a motion for summary judgment.  We will respond with a motion to dismiss for lack of prosecution.  It is doubtful that the Bank has any exposure.

2.  The Bank entered into an agreement with a company for disaster protection.  The company had a contract to provide technical and physical backup in the event the Bank’s data systems were impaired by a natural disaster.  When Katrina hit, however, the company woefully failed to provide the services agreed and the Bank made a demand for payment of $901,992.50.  The Bank filed suit and the case resulted in a judgment in favor of the company for approximately $90,000.  That judgment has been paid.  The issue of legal fees owed by the bank to the company remains in dispute.

3.  The Bank originally sued for declaratory relief regarding the Bank’s right to suspend some of the payments due to Katrina.  The owner’s parent company is in bankruptcy and our litigation has been stayed.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the fourth quarter of fiscal year 2009 to a vote of security holders, through the solicitation of proxies.

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock.  There is no established trading market in the shares of Company Common Stock.  The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system.  Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock.  The following table sets forth the range of high and low sales prices of Company Common Stock since 2008, as determined by the Company based on trading records of Dorsey & Company.  The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company.  The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions.  Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade.  As of December 31, 2009, the Company had approximately 598 shareholders of record.  There were no dividends declared on the Company common stock for the years ended 2009 or 2008.

	2009		2008

	High	Low	High	Low
First Quarter	-	-	-	-
Second Quarter	-	-	-	-
Third Quarter	-	-	36.60	33.00
Fourth Quarter	32.00	25.65	-	-

No dividends were paid on shares of Company Common stock in 2009 or 2008.

Index

Annual Shareholders Meeting
The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 13, 2010 at 3:30 p.m.

Independent Auditors
LaPorte, Sehrt, Romig & Hand, 110 Veterans Memorial Blvd., Suite 200, Metairie, LA 70005-4958.

Item 6 MANAGEMENT’S DISCUSSION AND ANALYSIS
The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the “Company”) and its bank subsidiary, (the “Bank”) for the years ending December 31, 2009, 2008, and 2007.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.

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

The Company is a customer-focused organization.  Future growth is expected to be driven in a large part by the relationships maintained with customers.  While the Company has assembled an experienced management team, and has management development plans in place, the unexpected loss of key employees could have a material adverse effect on the Company’s business and may result in lower revenues.

Index

Hurricane Katrina Disclosure
Insurance proceeds received for storm damages caused by Hurricane Katrina has covered the damages sustained to the Bank’s branches.  Ample proceeds remain in the contingency account to cover the small percentage of repairs remaining.  Of the 7 branch locations that were affected by Hurricane Katrina, only the Carrollton branch was not reopened. The remaining funds totaling $817,077 were taken into income in 2009 after the completion of all repairs.

Overview
The Company provides a full range of quality financial services in selected market areas.  As of December 31, 2009, the Company’s total assets were $92,652,000 as compared to $95,506,000 at December 31, 2008.  This is due to deposits shrinking back to their pre-Katrina levels absent of FEMA and insurance proceeds.

Loans comprise the largest single component of the Bank’s interest-earning assets and provide a far more favorable return than other categories of earnings assets.  The Bank’s loans totaled $58,303,000, and $55,608,000 net of unearned discount and Allowance for Loan Losses at December 31, 2009, and 2008.  The Bank’s net interest margin was 6.79% for the year ended December 31, 2009 as compared to 6.77% for the year ended December 31, 2008.

Historically, credit card loans have been an important part of the Bank’s total loan portfolio.  However, the Bank has been diversifying its earning assets into commercial and installment loans.  At December 31, 2009, credit card loans were $7,113,000 and represented 12.20% of the Bank’s net loan portfolio of $58,303,000.  At December 31, 2008, credit card loans were $7,591,000 and represented 13.65% of the Bank’s loan portfolio of $55,608,000.

The Bank’s current strategy is to continue to grow its traditional banking operations primarily in the metropolitan New Orleans area and to expand its proprietary accounts, so long as it can maintain the minimum required Tier 1 leverage ratio required.  The Bank focuses on providing its customers with the financial sophistication and breadth of products of a regional bank while successfully retaining the local appeal and level of service of a community bank.

Results of Operations

Net Income - December 31, 2009 Compared to December 31, 2008

The Company’s net income for the year 2009 was $135,000, or $0.75 per share, a decrease of $589,000, or a decrease of $3.29 per share, from the Company’s net income of $724,000 in 2008.

Net interest income, which is total interest income (including fees) less total interest expense, was $5,627,000 in 2009 compared to $6,358,000 in 2008.

Interest on earning assets decreased $1,105,000 from $7,216,000 in 2008 to $6,111,000 in 2009.  $623,000 of the interest reduction on earning assets was due to the decrease in interest income earned on the sale of Federal Funds from $648,000 earned in 2008 to $25,000 earned in 2009.  This interest income reduction was due in part by the Federal Reserve’s adoption of a Zero Interest Rate Policy thereby decreasing the rates earned on Federal Funds Sold from an average of 2.00% paid in 2008 down to an average of 0.15% paid in 2009.  In addition, the average amount of Federal Funds available to sell in 2009 decreased from $32,448,000 in 2008 to $16,677,000 in 2009. Interest income on investments decreased $74,000 from $108,000 earned in 2008 to $34,000 in 2009. This interest income decrease was due to the yields derived on security investments falling from an average of 2.73% received in 2008 to 1.35% received in 2009.  In addition, due to the falling rates, the Bank reduced the average amount invested in securities from $3,957,000 in 2008 down to $2,510,000 in 2009, until such time as the market improves. As an alternative investment the Bank invested in several time deposits with various banks totaling an average of $4,294,000 earning $58,000 due to a yield of 1.35%. Interest income generated by the loan portfolio decreased a total of $461,000 from $6,460,000 in 2008 to $5,994,000 in 2009, due to the decrease in rates charged from 11.24% in 2008 to 10.09% charged in 2009.

Index

Interest on deposits decreased $354,000 from $745,000 in 2008 to $391,000 in 2009.  This decrease was due to a drop in interest bearing deposits of $4,702,000, from $49,356,000 in 2008 as compared to $44,654,000 in 2009.  In addition the average rates paid on deposits decreased from an average of 1.51% in 2008 to 0.87% in 2009.

The provision for loan losses increased $279,000 from $257,000 in 2008 to $536,000 in 2009.  Net charge-offs on Commercial loans increased $157,000 from a net recovery of ($20,000) in 2008 to a net charge-off of $137,000 in 2009.  Credit Card net charge-offs increased $112,000 from $268,000 in 2008 to $380,000 in 2009.

Non-interest income increased $273,000 from $1,716,000 in 2008 to $1,989,000 in 2009.  This increase was due to a mix of an increase of $385,988 in the other miscellaneous income category, from $580,000 in 2008 due to a gain on the sale of Visa stock, to $966,503 in 2009 which consisted primarily of Katrina insurance proceeds remaining and taken into income, after all storm damage repairs were completed, and a decrease of $88,000 in service charge income from $505,000 in 2008 to $417,000 in 2009.  In addition, credit card fees decreased $70,000 from $294,000 in 2008 to $224,000 in 2009 and other credit card income decreased $87,000 from $492,000 in 2008 to $405,000 in 2009.  The decreases in credit card noninterest income are due to a decrease in outstanding credit card balances totaling approximately $1,575,000 from an average of $8,602,000 average outstanding in 2008 to an average of $7,027,000 outstanding in 2009.

Non-interest expense increased $212,000 from $6,656,000 in 2008 to $6,868,000 in 2009.  This increase was primarily due to an increase in salaries and benefits, which increased $67,000 from $2,697,000 in 2008 to $2,764,000 in 2009, as well as an increase in insurance and assessments, which increased $131,000 from $93,000 in 2008 to $224,000 in 2009, due to the special assessments imposed by the FDIC for failed banks.  In addition, other losses increased $180,000 in part due to the Bank having to pay a contract for services to a major company designated as a back-up during Katrina disaster.  When the company failed to perform according to the contract, the Bank sued for breach of contract.  However, the judge ruled from the bench that the Bank was liable to pay the remainder of the service contract in the amount of $84,000.  Additional other loses incurred by the Bank included $24,000 in fraud at the branch level and credit card fraud of $21,000 during 2009.  These increases were partially offset by a decrease in outsourcing expense of $147,000, from $1,468,000 in 2008 to $1,321,000 in 2009, as a result of the reduction in outstanding credit card balances for 2009.

Net Income - December 31, 2008 Compared to December 31, 2007

The Company’s net income for the year 2008 was $724,000, or $4.04 per share, a decrease of $752,000, or a decrease of $4.20 per share, from the Company’s net income of $1,476,000 in 2007.

Net interest income, which is total interest income (including fees) less total interest expense, was $6,358,000 in 2008 compared to $7,804,000 in 2007.

Interest on earning assets decreased $1,401,000 from $8,617,000 in 2007 to $7,216,000 in 2008.  Interest income on federal funds sold decreased $660,000 due to a decrease in the average interest rate from 4.99% in 2007 to an average interest rate of 2.00% in 2008.  The average balance of Federal Funds sold increased $6,249,000 from $26,199,000 in 2007 to $32,448,000 in 2008. Interest income on investment securities decreased $335,000 from $443,000 earning 3.58% in 2007 to $108,000 earning 2.72% in 2008 due to a decrease in average investment securities of $8,413,000 from $12,370,000 in 2007 to $3,957,000 in 2008.  Taxable-equivalent income on loans decreased $406,000 or 5.91% from $6,866,000 in 2007 to $6,460,000 in 2008.  This decrease was primarily the result of a decrease of $1,046,000 in the average balance of loans, from $58,502,000 in 2007 to $57,456,000 in 2008, and a decrease in the average interest rate from 11.74% in 2007 to 11.24% in 2008.

Index

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

Non-interest income increased $289,000.  This increase was due mainly to the sale of Visa stock for a gain of $578,000.  This was offset by a decrease in deposit related fees of $106,000 of which $47,000 was due to a decrease of fees collected on overdrawn accounts and a decrease of $38,000 in the service charge collected on commercial accounts.  Cardholder and other credit card fees decreased $50,000.  Other real estate income decreased $88,000 due to the gain of an OREO sale of $88.000 in 2007, as compared to $0 in 2008.  Miscellaneous income decreased $58,000 due mainly to the settlement of a lawsuit $50,000 against another bank and $7,000 as a gain on the sale of MasterCard Stock, both of which occurred in 2007.

Non-interest expense decreased $102,000. The major components of this decrease was a decrease of $52,000 in Salaries and Employee Benefits, and a decrease of $52,000 in ORE expenses.

Income tax expense decreased $284,000 in 2008 compared to the same period last year from $721,000 in 2007 to $437,000 in 2008 due to the decrease in pretax net income of $1,036,000 from 2007 to 2008.

Index

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the years 2009, 2008 and 2007.

TABLE 1 Average Balances, Interests and Yields

		2009			2008			2007
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
INTEREST-EARNING ASSETS:
Loans, net of Unearned income (1)(2)	59,382	5,994	10.09%	57,456	6,460	11.24%	58,502	6,866	11.74%
Certificates of Deposits	4,294	58	1.35%	0	0	0.00%	0	0	0.00%
Investment securities	2,510	34	1.35%	3,957	108	2.73%	12,370	443	3.58%
Federal funds sold	16,677	25	0.15%	32,448	648	2.00%	26,199	1,308	4.99%
Total Interest-Earning Assets	82,863	6,111	7.37%	93,861	7,216	7.69%	97,071	8,617	8.88%

Cash and due from banks	3,021			3,431			3,946
Allowance for loan Losses	(1,794)			(1,813)			(1,803)
Premises and equipment	6,332			6,811			4,001
Other Real Estate	1,398			1,077			1,105
Other assets	1,071			1,311			1,284
TOTAL ASSETS	92,893			104,678			105,604

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
Demand Deposits	13,649	75	0.55%	15,802	150	0.95%	15,487	214	1.38%
Savings deposits	21,441	78	0.37%	22,918	215	0.94%	24,505	271	1.11%
Time deposits	9,564	238	2.49%	10,636	380	3.57%	6,181	215	3.48%
Total Int-Bearing Deposits	44,654	391	0.87%	49,356	745	1.51%	46,173	700	1.52%

Long-Term debt	1,410	93	6.65%	1,543	113	7.32%	1,544	113	7.32%
Total Interest-Bearing Liabilities	46,065	484	1.05%	50,899	858	1.69%	47,717	813	1.70%

Non-interest-bearing deposits	33,967			40,168			45,799
Other liabilities	1,270			2,185			2,199
Shareholders' equity	11,591			11,426			9,889
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	92,893			104,678			105,604
Net Interest Income		5,627			6,358			7,804
Net Interest Spread			6.32%			6.00%			7.17%
Net Interest Margin			6.79%			6.77%			8.04%
(1) Fee income relating to loans of $374,000 in 2009, $513,000 in 2008 and $452,000 in 2007 is included in interest income.
(2) Non-accrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.

Index

The below table presents changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate) for the years ended December 31.

Table 2 Rate/Volume Analyses (1)

	2009 vs 2008 Increase (Decrease)			2008 vs 2007 Increase (Decrease)

	Due to Change in:			Due to Change in:
(Dollars in Thousands)	Rate	Volume	Total	Rate	Volume	Total

Net Loans	(682)	217	(466)	(283)	(123)	(406)
Cert of Deposits	58	0	58	0	0	0
Investment Securities	(35)	(40)	(74)	(34)	(301)	(335)
Federal Funds Sold	(308)	(315)	(623)	(972)	312	(660)
Total Interest Income	(967)	(138)	(1,105)	(1,289)	(112)	(1,401)

Deposits:
Demand Deposits	(56)	(20)	(76)	(68)	4	(64)
Savings Deposits	(122)	(14)	(136)	(38)	(18)	(56)
Time Deposits	(104)	(38)	(142)	10	155	165
Total Int-Bearing Dep	(282)	(72)	(354)	(96)	141	45
Long-Term Debt	(10)	(10)	(20)	0	(0)	0
Total Interest Expense	(292)	(82)	(374)	(96)	141	45
Change in net interest income	(675)	(56)	(731)	(1,193)	(253)	(1,446)
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

Interest Sensitivity Gap Analysis
The major elements management utilizes monthly to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities.  It is the Bank’s policy not to invest in derivatives in the ordinary course of business.  The Bank performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs.  Balances are reported in the time band that corresponds to the instruments’ next repricing date or contractual maturity, whichever occurs first.  Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.

The interest rate sensitivity structure within the Company’s balance sheet at December 31, 2009, has a net interest sensitive asset gap of 28.38% when projecting out one year.  In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of -5.03%.  The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle.  Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

Index

The following table illustrates the Bank’s interest rate sensitivity analysis at December 31, 2009, as well as the cumulative position at December 31, 2009:

TABLE 3 Asset/Liability and Gap Analysis

	December 31, 2009
	1-30 Days	31-60 Days	61-90Days	91-365 Days	1 Year-5 Years	Over 5 Years	Total
(Dollars in Thousands)

Earning Assets
Securities-HTM	-	-	-	999	-	-	999
Securities - AFS	-	-	-	-	-	31	31
Loans	11,413	2,026	4,090	33,000	7,391	383	58,303
Cert of Deposits	990	490	1,244	2,470	-	-	5,194
Federal Funds sold	14,550	-	-	-	-	-	14,550

Total Earning Assets	26,953	2,516	5,334	36,469	7,391	414	79,077

Non Earning Assets	-	-	-	-		12,795	12,795

TOTAL ASSETS	26,953	2,516	5,334	36,469	7,391	13,209	91,872

Interest-Bearing Liabilities

Savings & Now accounts	32,596	-	-	-	-	-	32,596
Money market	4,053	-	-	-	-	-	4,053
CD's < $100,000	539	770	334	3,479	1,680	-	6,802
CD's > $100,000	725	405	-	2,302	378	-	3,810

Total Interest-
Bearing Liabilities	37,913	1,175	334	5,781	2,058	-	47,261
Non-Costing Liabilities	643	-	-	-	-	43,968	44,611

TOTAL LIABILITIES
AND EQUITY	38,556	1,175	334	5,781	2,058	43,968	91,872

Interest Sensitivity Gap	(10,960)	1,341	5,000	30,688	5,333	414	31,816
Cumulative Gap	(10,960)	(9,619)	(4,619)	26,069	31,402	31,816
Cumulative Gap/
Total Assets	-11.93%	-10.47%	-5.03%	28.38%	34.18%	34.63%

Provision for Loan Losses
Management’s policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.  Management’s evaluation process to determine potential losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment.  As these factors change, the level of loan loss provision changes.

At December 31, 2009 and December 31, 2008 the allowance for possible loan losses was $1,800,000.  In 2009, the provision for loan losses was $536,000 compared to $257,000 in 2008.  Net charge-offs were $536,000 in 2009 compared to $257,000 in 2008.  Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

Index

TABLE 4 Allowance for Loan Losses

	December 31,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$1,800	$1,800
Charge-Offs:
Commercial	86	0
Real estate	57	0
Consumer	18	4
Credit Cards	540	448
Total Charge-offs	702	452
Recoveries:
Commercial	6	20
Real estate	1	0
Consumer	23	7
Credit Cards	137	168
Total Recoveries	167	195
Net charge-offs	536	257
Provision for loan losses	536	257

Balance at end of period	$1,800	$1,800
Ratio of net charge-offs during period to average loans outstanding	0.90%	0.45%
Allowance for possible loan losses as a percentage of loans	2.99%	3.14%

Non-interest Income
An important source of the Company’s revenue is derived from non-interest income.  For the year 2009 non-interest income increased $273,000. This increase was due to a mix of an increase in the other miscellaneous income category.  The largest being Katrina insurance proceeds in the amount of $817,077 remaining after all storm damage repairs were completed. Services Charges decreased by $37,000, NSF Charges by $62,000, Cardholder by $67,000 and Other Commissions and Fees by $18,000.

For the year 2008 non-interest income increased $289,0000. This increase was due mainly to the sale of Visa stock for a gain $578,000. This was offset by a decrease in deposit related fees of $106,000 of which $47,000 was due to a decrease of fees collected on overdrawn accounts and a decrease of $38,000 in service charge collected on commercial accounts. Cardholder and other credit card fees decreased $50,000.  Other real estate income decreased $88,000 due to the gain on an OREO sale of $88,000 in 2007, as compared to $0 in 2008.  Miscellaneous income decreased $58,000 due mainly to the settlement of a lawsuit $50,000 against another bank and $7000 as a gain on sale of MasterCard stock, both of which occurred in 2007.

Index

The following table sets forth the major components of non-interest income for the last two years.

TABLE 5 Non-interest Income

	December 31,
	2009	2008	$ Change
	(Dollars in Thousands)

Service Charges	200	237	(37)
NSF Charges	206	268	(62)
Gain on Sale of Securities	0	0	0
Cardholder and Other Credit Card Inc	431	498	(67)
Other Comm. and Fees	55	73	(18)
ORE Income	0	0	0
Gain on Sale of ORE	9	0	9
Gain on Insurance Settlement	0	0	0
Other Income	1,089	640	449

Total Non-interest Income	$1,989	$1,716	$273

Non-interest Expense
The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.

For the year 2009 non-interest expense increased $212,000. The major components of this increase were an increase of $68,000 in salaries and employee benefits, an increase of $132,000 in insurance and assessments due to FDIC’s increase in rate assessments and an increase of $246,000 in misc Losses in part due to the Bank having to pay a contract for services to a major company designated as a back up during Katrina disaster.  When the company failed to perform according to the contract, the Bank sued for breach of contract.  However, the judge ruled from the bench that the Bank was liable to pay the remainder of the service contract in the amount of $84,000.  Additional other loses incurred by the Bank included $24,000 in fraud at the branch level and credit card fraud of $21,000 during 2009. The offsets being Occupancy expense with a decrease of $104,000, Outsourcing fees, a decrease of $146,000 and Other Operating expense a decrease of $82,000.

For the year 2008 non interest expense decreased $102,000.  the major components of this decrease were $52,000 in salaries & employee benefits, and a decrease of $52,000 in ORE expenses.

The following table sets forth the major components of non-interest expense for the last two years:

TABLE 6 Non-interest Expenses

	December 31,
	2009	2008	$ Change
	(Dollars in Thousands)

Salaries & Benefits	2,765	2,697	68
Occupancy Expense	1,040	1,144	(104)
Loan & Credit Card Expense	126	121	5
Communications	219	231	(12)
Outsourcing Fees	1,322	1,468	(146)
Stationery, Forms & Supply	92	96	(4)
Professional Fees	257	252	5
Insurance & Assessments	225	93	132
Advertising Expense	2	7	(5)
Misc. Losses	245	(1)	246
Promotional Expenses	61	50	11
ORE Expenses	134	35	99
Other Operating Expense	381	463	(82)
Total Non-interest Expense	$6,868	$6,656	$212

Index

Provision for Income Taxes
Income tax expense for 2009 was $77,000 compared to $437,000 in 2008, and an income tax expense of $721,000 in 2007.  The income tax paid was for federal income taxes only, as Louisiana does not have an income tax for banks.  The Company’s effective tax rate approximated statutory rates.

Financial Condition
The Bank manages its assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of its financial position and the quality of earnings.  To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs.  The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels.  Liquidity is provided by carefully structuring the balance sheet.  The Bank’s asset liability committee meets regularly to review both the interest rate sensitivity position and liquidity.

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

Financing activity cash flows from deposits, which decreased 2.33% to $79,087,000 in 2009 from $80,977,000 in 2008, or $1,890,000, was the primary reason for the decrease in liquidity.  As customers utilize their insurance proceeds for purchasing new homes or making repairs for the damages caused by Katrina, they are withdrawing the funds in their accounts.  Management anticipated this fact and therefore has invested the funds in readily available Federal Funds Sold to correspondent banks.  The Bank had unused sources of liquidity in the form of unused federal funds lines of $4,400,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank’s principal amount of unpledged investment securities.  The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints.  Management believes that its core deposit strength minimizes the risk of deposit runoff.

Loans
The loan portfolio is the largest category of the Bank’s earning assets.  The following table summarizes the composition of the loan portfolio for the last two years:

Index

TABLE 7 Loans Net by Category

	December 31,
	2009	2008
	(Dollars in Thousands)

Real estate-mortgage	48,939	45,693
Commercial, financial, & agricultural	2,444	2,170
Consumer	1,371	1,848
Credit cards	7,113	7,591
Overdrafts	235	106

Loans	60,103	57,408

Less:
Allowance for possible loan losses	1,800	1,800
Loans, net	$58,303	$55,608

At December 31, 2009 total loans outstanding, net of allowance for loan losses, were $58,303,000 and $55,608,000 at December 31, 2008.  Average total loans during 2009 increased $1,926,000, or 3.35%, to $59,382,000 from $57,456,000 at December 31, 2008.

The Bank experienced an increase of $3,246,000 in real estate loans from $45,693,000 in 2008 to $48,939,000 in 2009, which was offset by a decrease in credit card loans of $478,000 and a decrease in personal loans of $477,000.

The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2009:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

	December 31, 2009
	Within One Year	Maturing One To 5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Loan Maturity by Type
Real estate construction, land & land dev.	41,986	6,263	690	48,940
Commercial, financial & agricultural	2,291	152	0	2,444
All other loans	1,272	7,448	0	8,719
Total	$45,550	$13,863	$690	$60,103

Rate Sensitivity of Loans
Loans:
Fixed rate loans	41,091	13,863	690	55,644
Variable rate loans	3,301	0	0	3,301
Non-Accrual Loans	1,158	0	0	1,158
Total	$45,550	$13,863	$690	$60,103

Index

As of December 31, 2009 and 2008, the Bank’s recorded investment in loans that are considered impaired under SFAS 114 totaled $1,158,000 and $1,249,000, respectively.

Non-performing Assets
Non-performing assets consist of non-accrual and restructured loans and other real estate owned.  Non-accrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful.  Interest on these loans is reported on the cash basis as received when the full recovery of principal is anticipated or after full principal has been recovered when collection of interest is in question.  Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties, to provide for a reduction in principal, change in terms, or fixing of interest rates at below market levels.  Other real estate owned is real property acquired by foreclosure or deed taken in lieu of foreclosure.

Non-performing assets at December 31, 2009 were $3,170,000 and $2,402,000 at December 31, 2008.  During 2009, non-accrual loans decreased by $91,000 and other real estate owned increased $859,000 due to foreclosure on loans which defaulted.  At December 31, 2009, and 2008, there were no restructured loans.

Since December 31, 2008, the ratio of past due loans to total loans has decreased from .86% to .82% at December 31, 2009.  During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from a low of 4.10% at December 31, 2008, to a high of 5.10% at December 31, 2009.  The allowance for possible loan losses as a percent of net period-end loans decreased to 2.99% at December 31, 2009, compared to 3.14% at December 31, 2008.  Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.

When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year.  If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses.  The gross amount of interest income that would have been recorded on non-accrual loans, if all such loans had been accruing interest at the original contract rate, at December 31, 2009 was $140,000 compared to December 31, 2008 was $76,000.

TABLE 9 Non-performing Assets

	December 31,
	2009	2008
(Dollars in Thousands)

Non-accrual Loans	1,158	1,249
Restructured Loans	0	0
Other Real Estate Owned	2,012	1,153
Total Non-performing Assets	$3,170	$2,402
Loans past due 90 days or more	1,564	491
Ratio of past due loans to loans	2.60%	0.86%
Ratio of non-performing assets to loans and other real estate owned	5.10%	4.10%

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

Index

Approved credit card accounts are reviewed on a monthly basis to assure compliance with the Bank’s credit policy.  Review procedures include determination that the appropriate verification process has been completed, recalculation of the borrower’s debt ratio, and analyses of the borrower’s credit history to determine if it meets established Bank criteria.  Policy exceptions are carefully analyzed monthly.  Delinquent accounts are monitored daily and charged off before 180 days, which is the industry standard.  Prior to charge-off, interest on credit card loans continue to accrue.  A monthly provision for credit card losses is included in the Bank’s overall provision for loan losses.

Table 10 Allocation of Allowance for Possible Loan Losses

	December 31, 2009		December 31, 2008
	Allowance	%*	Allowance	%*
	(Dollars in Thousands)
Non-accrual loans	122	1.93%	168	2.18%
Substandard/Impaired/Doubtful	1,011	25.49%	769	21.37%
Construction loans	71	9.84%	76	8.23%
Commercial, financial
and agricultural	151	41.86%	163	47.33%
Consumer loans	68	8.65%	60	7.49%
Credit Cards	364	11.83%	564	13.22%
Overdrafts	13	0.39%	-	0.18%
Total	1,800		1,800

* Percentage of respective loan type to total loans.

Investment Securities
The Company’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives.  The Bank’s Board of Directors reviews such policy not less than annually.  The levels of taxable and tax-exempt securities and short-term investments reflect the Company’s strategy of maximizing portfolio yields while providing for liquidity needs.  The investment securities totaled $6,008,000 at December 31, 2009, and $2,824,000 at December 31, 2008.  The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities.  Although credit risks are minimal, interest rates and their respective interest income is subject to risk due to fluctuating interest rates.  The average maturity of the securities portfolio was one year or less at December 31, 2009.  At year-end 2009, $814,000 of the Company’s investment securities were classified as available-for-sale, compared to $823,000 at December 31, 2008.  The gross unrealized holding gains on these securities at December 31, 2009 were $512,000 and $521,000 at December 31, 2008.

There were no investments and no obligations of any one state or municipality at December 31, 2009, or 2008.

Index

At December 31, 2009, and 2008 the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.

The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities

	December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Certificate of Deposit	5,194	5,194	-	-
U.S. Treasury securities and obligations of U.S. government corporations and agencies	1,000	1,000	2,001	2,026
Other investments	302	814	302	823
Total	$6,496	$7,008	$2,303	$2,849

TABLE 12 Securities Maturities and Yields

	December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Certificate of Deposit	5,194	5,194	0	0
U.S. Treasury securities and obligations of U.S. government corporations and agencies	1,000	1,000	2,001	2,026
Other investments	302	814	302	823
Total	$6,496	$7,008	$2,303	$2,849

Below is a table of equity securities at fair value that are included in Investment Securities at December 31, 2009 (dollars in thousands):

TABLE 13 Other Securities

Mississippi River Bank	701
Liberty Financial Services, Inc.	82
Business Resource Capital	20
MasterCard International	11
Total Other Securities	$814

Index

Deposits
Total deposits at December 31, 2009 were $79,087,000 which represented a decrease of $1,890,000 or 2.33% from $80,977,000 at December 31, 2008.  During 2009, interest bearing deposits increased by $932,000.  Core deposits, the Bank’s largest source of funding, consist of all interest bearing and non-interest bearing deposits except certificates of deposits over $100,000.  Core deposits are obtained from a broad range of customers.  Average core deposits decreased $11,261,000 or 13.00% to $75,565,000 from $86,826,000 in 2008.  Average market rate core deposits, primarily CD’s of less than $100,000 and money market accounts, decreased $2,784,000 from $12,233,000 in 2008 to $9,449,000 in 2009.

Non-interest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts.  Average non-interest bearing demand deposits represented 44.95% of average core deposits in 2009 compared to 46.26% in 2008.

The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 14 Selected Statistical Information

	December 31,
	2009		2008
	Average Amount	Rate	Average Amount	Rate
	(Dollars in Thousands)

Non-interest-bearing Deposits	$33,967	N/A	$40,168	N/A
Interest-bearing Demand Deposits	13,649	0.55%	15,802	0.95%
Savings Deposits	21,441	0.37%	22,918	0.94%
Time Deposits	9,564	2.49%	10,636	3.57%
Total Average Deposits	$78,621		$89,524

The composition of average deposits for the last two years is presented below:

TABLE 15 Deposit Composition

	December 31,
	2009		2008
	(Dollars in Thousands)
	Average Balances	% Of Deposits	Average Balances	% Of Deposits
Demand, non-interest-bearing	33,967	43.20%	40,168	44.87%
NOW accounts	10,708	13.62%	11,506	12.85%
Money market deposit accounts	2,941	3.74%	4,296	4.80%
Savings accounts	21,441	27.27%	22,918	25.60%
Other time deposits	6,507	8.28%	7,938	8.87%
Total core deposits	75,564	96.11%	86,826	96.99%
Certificates of deposit of $100,000 or more	3,057	3.89%	2,698	3.01%
Total deposits	$78,621	100.00%	$89,524	100.00%

Index

The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

TABLE 16 Maturity Distribution of Time Deposits $100,000 or More

	December 31,
	2009	2008
	(Dollars in Thousands)

Three months or less	1,130	504
After three months through one year	2,302	945
Over one year through three years	378	431
Total	$3,810	$1,880

Other Assets and Other Liabilities
Other assets increased $630,000.  Other liabilities decreased $840,000 mainly due to insurance proceeds that were used to complete the repairs on property damaged by Hurricane Katrina.  The funds were moved from a contingency account carried in other liabilities to income.

The following are summaries of other assets and other liabilities for the last two years:

TABLE 17 Other Assets & Other Liabilities

Other Assets	December 31,
	2009	2008
(Dollars in Thousands)

Interest Receivable	268	263
Prepaid Expenses	807	338
Accounts Receivable	131	84
Cash Surrender Value	183	193
Other Assets	119	0
Total Other Assets	$1,508	$878

Other Liabilities	December 31,
	2009	2008
(Dollars in Thousands)

Accrued Expenses Payable	290	268
Deferred Membership Fees	14	17
Blanket Bond Fund	50	50
Other Liabilities	2	861
Total Other Liabilities	356	$1,196

Borrowings
The Company’s long-term debt is comprised primarily of debentures which will be due July 5, 2012 totaling $1,000,000.  Each $500 debenture is secured by a pledge of 71.50 shares of the Bank’s stock.

Index

The Bank has no long-term debt.  It is the Bank’s policy to manage its liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.  The Bank maintains a Federal Funds line of credit in the amount of $4,400,000 with a correspondent bank.  The Bank can borrow the amount of unpledged securities at the discount window at the Federal Reserve Bank by pledging those securities.

Shareholders’ Equity
Shareholders’ equity at December 31, 2009 was $11,453,000, an increase of $1,000 or 0.0001%, from $11,452,000 at December 31, 2008, and amounted to 12.36% of total assets.  Realized shareholders’ equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $7,000, or 0.001%, to $10,982,000 at December 31, 2009, from $10,975,000 at December 31, 2008.

During 2009, the increase in shareholder’s equity was primarily attributable to net income of $135,000, a decrease in Preferred Stock of $160,000, and an increase in capital in excess of par-retired Preferred Stock of $32,000.  In addition, there was  a decrease in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $6,000.

No dividends were paid on shares of Company Common Stock in 2009 or 2008.

Shareholders’ equity at December 31, 2008, was $11,452,000, an increase of $712,000 or 6.63% from $10,740,000 at December 31, 2007, and amounted to 11.99% of total assets.  Realized shareholders’ equity, which includes preferred and common stock, capital in excess of par, and retained earnings, increased $657,000, or 6.37%, to $10,975,000 at December 31, 2008, from $10,318,000 at December 31, 2007.

During 2008, the increase in shareholder’s equity was primarily attributable to net income of $724,000, a decrease in Preferred Stock of $84,000, and an increase in capital in excess of par-retired Preferred Stock of $17,000.  In addition, there was  an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $55,000.

No dividends were paid on shares of Company Common Stock in 2008 or 2007.

The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements.  The Company’s internal capital growth rate (net income less dividends declared as a percentage of average shareholders’ equity) for 2009 was 1.18% compared to 6.32% in 2008.  The ratio of average shareholders’ equity to average assets was 12.48% and 10.92% in 2009 and 2008, respectively.

At December 31, 2009, the Company’s primary capital ratio as defined by the FRB was 12.97%, compared to 12.97% in 2008.  The total capital ratio was 12.97% at December 31, 2009, and 12.97% in 2008, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.

The Bank’s leverage ratio (Tier 1 capital to total assets) at December 31, 2009, was 13.06% compared to 11.78% at December 31, 2008, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.

Index

The Company’s ratios are in excess of the FRB’s requirements, as indicated in the Capital Adequacy schedule below:

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Tier I capital
Actual	11,856	18.32%	11,452	18.20%
Minimum	2,520	4.00%	2,520	4.00%
Excess	9,336	14.32%	8,932	14.20%
Total risk-based capital
Actual	12,677	19.59%	12,251	19.47%
Minimum	5,035	8.00%	5,035	8.00%
Excess	7,642	11.59%	7,216	11.47%
Tier I capital leverage ratio
Actual	11,856	13.06%	11,452	10.95%
Minimum	4,180	4.00%	4,180	4.00%
Excess	7,676	9.06%	7,272	6.95%

Dividends that may be paid by the Bank to the Company are subject to certain regulatory limitations.  Under Louisiana banking law, the approval of the OFI will be required if the total of all dividends declared in any calendar year by the Bank exceed the Bank’s net profits to date and retained net profits for the year in which such dividend is declared and the immediately preceding year, subject to maintenance of minimum required regulatory capital.

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

Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the target bank’s state.  The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

Index

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

The Bank is an “affiliate” of the Company within the meaning of the Federal Reserve Act.  This act places restrictions on a bank’s loans or extensions of credit to purchases of or investments in the securities of, and purchases of assets from an affiliate, a bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of an affiliate, the issuance of guarantees, acceptances, and letters of credit on behalf of an affiliate, and certain bank transactions with an affiliate, or with respect to which an affiliate acts as agent, participates, or has a financial interest.  Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishings of services.

Under FRB policy, the Company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary.  This support may be required at times when, absent such FRB policy, the Company may not be inclined to provide it.  Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.”  “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.  Under FDICIA (see discussion below) a bank holding company may be required to guarantee the capital plan of an undercapitalized depository institution.  Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Louisiana
Under the Louisiana Bank Holding Company Act of 1962, as amended (the “Louisiana BHC Act”), bank holding companies are authorized to operate in Louisiana provided the activities of the non bank subsidiaries thereof are limited to the ownership of real estate and improvements, computer services, equipment leasing, and other directly related banking activities.  In addition, a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage.  The Commissioner of the OFI is authorized to administer the Louisiana BHC Act by the issuance of orders and regulations.  At present, prior approval of the Commissioner would not be required for the formation and operation of a nonblank subsidiary of the Company if its activities meet the requirements of the Louisiana BHC Act.

Index

Bank Regulation
The Bank is subject to examination and regulation by the FDIC.   The Bank is chartered under the banking laws of the State of Louisiana and is subject to the supervision of, and regular examination by, the OFI.  As an affiliate of the Bank, the Company is also subject to examination by the OFI.  In addition, the deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) thereby rendering the Bank subject to the provisions of the Federal Deposit Insurance Act (“FDIA”) and, as a state nonmember bank, to supervision and examination by the FDIC.  The FDIA requires the FDIC approval of any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office.  The FDIC also supervises compliance with the provisions of federal law and regulations that place restrictions on loans by FDIC-insured banks to their directors, executive officers, and other controlling persons.

In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted, which substantially revises the bank regulatory and funding provisions of the FDIA and makes revisions to several other federal banking statues.  Among other things, the FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements.  The Bank has capital levels above the minimum requirements.  In addition, an institution that is not well capitalized is generally prohibited form accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to “pass through” insurance coverage for certain employee benefit accounts.  The FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution’s capital plan for such plan to be acceptable.  The FDICIA contains numerous other provisions, including new account, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy.  The FDICIA also required that a depository institution provide 90 days prior notice of the closing of any branches.

Furthermore, all banks are affected by the credit policies of other monetary authorities, including the FRB, which regulate the national supply of bank credit.  Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits.  The FRB’s monetary policies have had a significant effect on the operating results of commercial banks in the past, and the Company expects this trend to continue in the future.

Dividends
The FRB has issued a policy statement on the payment of cash dividends by bank holding companies.  In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statues and regulations.  Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

In addition to the restrictions on dividends imposed by the FRB, Louisiana law also places limitations on the Company’s ability to pay dividends.  For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due.  Because a major source of the Company’s revenue is dividends that it receives and expects to receive from the Bank, the Company’s ability to pay dividends to its shareholders will depend on the amount of dividends paid by the Bank to the Company.  The Company cannot be sure that the Bank will, in any circumstances, pay such dividends to the Company, as Louisiana banking law provides that a Louisiana bank may not pay dividends if it does not have, or will not have after the payment of such dividend, unimpaired surplus equal to 50% of the outstanding capital stock of the bank.  In addition, OFI approval is required to declare or pay any dividend that would bring the total of all dividends paid in any one calendar year to an amount greater than the total of such bank’s net profits for such year combined with the net profits of the immediately preceding year.

Index

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

A copy of the Bank’s code of ethics may be obtained by writing to:

Bank of Louisiana
Accounting Department
300 St. Charles Avenue
New Orleans, LA 70130-3104

Community Reinvestment Act (CRA)
In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and populations.

The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community.  The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.”  The Bank has received a “satisfactory“ rating from the FDIC.

Index

Indemnification of Directors and Officers
The Board of Directors of the Bank of Louisiana, on June 8, 1988, adopted a resolution to amend the Articles of Incorporation of the Bank by adding a new Article VII as follows:

No director or officer of the corporation shall be personally liable to the corporation or its shareholder for monetary damages for breach of fiduciary duty as a director or officer, except for liability (i) for breach of the director’s or officer’s duty of loyalty to the corporation or its shareholders, (ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any unlawful dividend or any other unlawful distribution, payment or return of assets made to shareholders, or (iv) for any transaction from which the director or officer derived an improper personal benefit.

Sarbanes-Oxley Act of 2002
The following is a brief summary of some of the provision of the Sarbanes-Oxley Act of 2002 (“SOX”) that affect the Company and the Bank.  It is not intended as an exhaustive description of SOX or its impact on us.

SOX instituted or increased various requirements for corporate governance, board of director and audit committee composition and membership, board duties, auditing standards, external audit firm standards, additional disclosure requirements, including CEO and CFO certification of financial statements and related controls, and other new requirements.

Board of directors are now required to have a majority of independent directors, and audit committees are required to be wholly independent, with greater financial expertise.  Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors’ fees.  Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation, and limitations over non-audit services.  Penalties for non-compliance with existing and new requirements were established or increased.

In addition, Section 404 of SOX currently requires that by the end of 2006, our management perform a detailed assessment of internal controls and report thereon as follows:

1.	We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting
2.	We must present an assessment, as of the end of each December 31 fiscal year, of the effectiveness of the internal control structure and procedure for our financial reporting, and
3.
We must have our auditors attest to, and report on, as of the end of each December 31 fiscal year, the assessment made by management.  The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

We have taken steps with respect to achieving compliance.

Financial Modernization Act
The Gramm-Leach-Bliley Act, (“GLB”) of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities.  This act repeals the provision of the Glass Steagall Act, thus permitting affiliations of banks with securities firms and registered investment companies.  The act authorizes financial holding companies, which permits banks to be owned by or to own securities firms, insurance companies, and merchant banking companies.  The act gives the FRB authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

Index

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

Temporary Liquidity Guarantee Program (“TLGP”)
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

Troubled Asset Relief Program (“TARP”)
On October 14, 2008, the U.S. Department of Treasury announced the TARP Capital Purchase Program. The TARP Capital Purchase Program contemplates the U.S. Treasury purchasing senior preferred shares in qualified U.S. financial institutions. The program is intended to encourage participating financial institutions to build capital in order to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Companies participating in the program must accept standardized terms as outlined by the U.S. Treasury and must adopt the Treasury Department’s standards for executive compensation and corporate governance. Additionally, participants must agree to accept future program requirements as may be promulgated by the U.S. Congress and regulatory authorities.  The Bank chose not to participate in TARP.

Emergency Economic Stabilization of 2008 (“EESA”)
On October 3, 2008, the United States government passed the EESA, which provides the United States Department of the Treasury with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Deposit Insurance
As part of the EESA, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013 by the FIDC. Deposit insurance coverage for retirement accounts was not changed and remains at $250,000.

The FDIC imposed an additional assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits.  In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates to adjust for an institution’ risk beginning in the second quarter of 2009 and thereafter, and as necessary to implement emergency special assessments to maintain the deposit insurance fund.

Index

Item 7 Financial Statements

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. (the Company) and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ LaPorte, Sehrt, Romig & Hand
A Professional Accounting Corporation

Metairie, Louisiana
March 8, 2010

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2009	2008

Cash and Cash Equivalents
Cash and Due from Banks	$3,040,757	$3,103,598
Treasury Bills	999,655	-
Federal Funds Sold	14,550,000	25,375,000

Total Cash and Cash Equivalents	18,590,412	28,478,598

Investment Securities
Certificates of Deposit with Other Institutions	5,193,897	-
Securities Held-to-Maturity (Fair Value of $-0- in 2009and $2,025,724 in 2008)	-	2,001,349
Securities Available-for-Sale, at Fair Value	814,300	822,977
Loans - Less Allowance for Loan Losses of $1,800,000 in 2009 and 2008	58,302,510	55,608,039
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	6,141,196	6,516,361
Other Real Estate	2,011,887	1,152,924
Other Assets	1,507,973	877,558
Letters of Credit	90,120	48,620

Total Assets	$92,652,295	$95,506,426

The accompanying notes are an integral part of these consolidated financial statements.

Index
BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2009	2008

LIABILITIES
Deposits
Non-Interest Bearing	$32,107,271	$34,929,523
Interest Bearing	46,980,059	46,047,786
Notes Payable	1,144,201	1,543,201
Other Liabilities	355,635	1,195,504
Deferred Taxes	382,185	127,612
Letters of Credit Outstanding	90,120	48,620
Accrued Interest	139,842	162,431

Total Liabilities	81,199,313	84,054,677

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
1,837,089 Shares Issued and Outstanding in 2009
1,997,360 Shares Issued and Outstanding in 2008	1,837,089	1,997,360
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2009 and 2008	179,145	179,145
Accumulated Other Comprehensive Income	471,191	476,917
Capital in Excess of Par - Retired Stock	189,846	157,792
Retained Earnings	8,775,711	8,640,535

Total Stockholders' Equity	11,452,982	11,451,749

Total Liabilities and Stockholders' Equity	$92,652,295	$95,506,426

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
	2009	2008	2007

INTEREST INCOME	$6,110,909	$7,215,507	$8,617,125

INTEREST EXPENSE	484,314	857,525	812,904

Net Interest Income	5,626,595	6,357,982	7,804,221

PROVISION FOR LOAN LOSSES	535,543	256,622	276,704

Net Interest Income After Provision for Loan Losses	5,091,052	6,101,360	7,527,517

OTHER INCOME
Service Charges on Deposit Accounts	416,897	505,009	610,691
Gain on Katrina Insurance Recovery	817,077	-	1,200
Other Non-Interest Income	755,246	1,211,079	816,557

Total Other Income	1,989,220	1,716,088	1,428,448

OTHER EXPENSES
Salaries and Employee Benefits	2,764,527	2,696,966	2,749,357
Occupancy Expense	1,040,332	1,143,742	1,058,482
Other Non-Interest Expense	3,063,055	2,815,263	2,950,938

Total Other Expenses	6,867,914	6,655,971	6,758,777

INCOME BEFORE INCOME TAX EXPENSE	212,358	1,161,477	2,197,188

INCOME TAX EXPENSE	77,182	437,391	720,722

NET INCOME	$135,176	$724,086	$1,476,466

EARNINGS PER SHARE OF COMMON STOCK	$0.75	$4.04	$8.24

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2009	2008	2007

NET INCOME	$135,176	$724,086	$1,476,466

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Unrealized Holding (Losses) Gains on Investment Securities Available-for-Sale, Arising During the Period	(5,726)	54,983	144,975

OTHER COMPREHENSIVE (LOSS) INCOME	(5,726)	54,983	144,975

COMPREHENSIVE INCOME	$129,450	$779,069	$1,621,441

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Capital In Excess of Par Retired Stock	Retained Earnings	Total

BALANCE - December 31, 2006	$2,089,334	$179,145	$276,959	$137,901	$6,439,983	$9,123,322

Preferred Stock Retired	(7,477)	-	-	2,991	-	(4,486)

Other Comprehensive Income,Net of Applicable Deferred Income Taxes	-	-	144,975	-	-	144,975

Net Income for the Year 2007	-	-	-	-	1,476,466	1,476,466

BALANCE - December 31, 2007	2,081,857	179,145	421,934	140,892	7,916,449	10,740,277

Preferred Stock Retired	(84,497)	-	-	16,900	-	(67,597)

Other Comprehensive Income,Net of Applicable Deferred Income Taxes	-	-	54,983	-	-	54,983

Net Income for the Year 2008	-	-	-	-	724,086	724,086

BALANCE - December 31, 2008	1,997,360	179,145	476,917	157,792	8,640,535	11,451,749

Preferred Stock Retired	(160,271)	-	-	32,054	-	(128,217)

Other Comprehensive Income,Net of Applicable Deferred Income Taxes	-	-	(5,726)	-	-	(5,726)

Net Income for the Year 2009	-	-	-	-	135,176	135,176

BALANCE - December 31, 2009	$1,837,089	$179,145	$471,191	$189,846	$8,775,711	$11,452,982

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008	2007

OPERATING ACTIVITIES
Net Income	$135,176	$724,086	$1,476,466
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Loan Losses	535,543	256,622	276,704
Write Down of Other Real Estate	-	-	24,493
Depreciation and Amortization Expense	399,722	425,495	351,653
Decrease (Increase) in Deferred Income Taxes	257,523	179,939	(66,800)
Gain on Sale of Other Real Estate	-	-	(88,341)
(Increase) Decrease in Other Assets	(630,415)	46,723	173,193
(Decrease) Increase in Other Liabilities and Accrued Interest Payable	(862,458)	(1,867,090)	2,352,412

Net Cash (Used in) Provided by Operating Activities	(164,909)	(234,225)	4,499,780

INVESTING ACTIVITIES
Increase in Certificates of Deposit with Other Institutions	(5,193,897)	-	-
Proceeds from Held-to-Maturity Investment Securities Released at Maturity	2,001,349	5,998,651	6,000,000
Proceeds from Sale of Available-for-Sale Investment Securities	-	-	15,500
Proceeds from Sale or Disposal of Property and Equipment	592	-	-
Purchases of Property and Equipment	(25,148)	(18,808)	(4,989,287)
Proceeds from Sale of Other Real Estate	-	-	300,000
Net (Increase) Decrease in Loans	(4,088,977)	(161,726)	1,131,075

Net Cash (Used in) Provided by Investing Activities	(7,306,081)	5,818,117	2,457,288

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2009	2008	2007

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing and Interest Bearing Deposits	(1,889,979)	(8,689,105)	(3,864,952)
Preferred Stock Retired	(128,217)	(67,597)	(4,486)
Proceeds from Issuance of Long-Term Debt	1,000,000	-	-
Principal Payments on Long-Term Debt	(1,399,000)	-	(1,000)

Net Cash Used in Financing Activities	(2,417,196)	(8,756,702)	(3,870,438)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,888,186)	(3,172,810)	3,086,630

CASH AND CASH EQUIVALENTS -BEGINNING OF YEAR	28,478,598	31,651,408	28,564,778

CASH AND CASH EQUIVALENTS -END OF YEAR	$18,590,412	$28,478,598	$31,651,408

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

INVESTMENT SECURITIES
Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method.  Other marketable securities are classified as available-for-sale and are carried at fair value.  Realized gains and losses on securities are included in net income.  Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders’ equity.  Cost of securities sold is recognized using the specific identification method.

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

Index

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

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND DUE FROM BANKS
The Company considers all amounts due from banks, certificates of deposit with an original maturity of 90 days or less, Treasury Bills, and Federal Funds Sold, to be cash equivalents.

The Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements.  The average amount of the required reserve balance was approximately $1,113,769 and $1,924,192 for the years ended December 31, 2009 and 2008, respectively.

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

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK
Most of the Bank’s activities are with customers located within the New Orleans area, except for credit card lending, which is nationwide.  Note C discusses the types of lending that the Bank engages in and Note E discusses the type of securities that the Company invests in.  The Bank does not have any significant concentrations in any one industry or customer.

NEW ACCOUNTING STANDARDS
In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. There was no impact from adoption of this guidance, as the Company did not have an acquisition during 2009.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING STANDARDS (Continued)
On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements.  The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations.  Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value.  The adoption of this guidance had no impact on the Company.

In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities.  The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this guidance had no impact on the Company.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company's unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING STANDARDS (Continued)
In May 2009, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.

In August 2009, the FASB issues Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which updates ASC 820, Fair Value Measurements and Disclosures.  The updated guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This guidance was effective October 1, 2009.  The adoption of the new guidance had no impact on the Company.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING STANDARDS (Continued)
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”).  This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  This statement is not yet included in the codification, but will impact ASC 810, Consolidation.  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

NOTE B
OTHER REAL ESTATE
The Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans.  These properties, which are held for sale, are recorded on the Bank's records at the lower of the loan balance or net realizable value.  Any difference is charged to the allowance for loan losses in the year of foreclosure.

The net income (expense) from Other Real Estate totaled ($124,855) in 2009, ($34,500) in 2008, and $1,104 in 2007.  During the year ended December 31, 2007, the bank wrote down Other Real Estate to appraised value, less cost to sell.  As such, $24,493 was charged to operations in 2007.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C
LOANS
Major classification of loans is as follows:

	December 31,
	2009	2008

Real Estate Mortgages:
Residential 1-4 Family	$16,112,751	$12,011,976
Commercial	20,115,147	22,082,814
Construction	9,667,745	8,322,770
Second Mortgages	1,224,181	1,300,210
Other	1,819,219	1,975,493
	48,939,043	45,693,263

Commercial	2,443,637	2,169,871
Personal	1,370,976	1,847,729
Credit Cards	7,112,566	7,590,676
Overdrafts	236,288	106,500
	60,102,510	57,408,039
Allowance for Loan Losses	1,800,000	1,800,000

	$58,302,510	$55,608,039

The following is a classification of loans by rate and maturity: (Dollar amounts in thousands)

	December 31,
	2009	2008
Fixed Rate Loans:
Maturing in 3 Months or Less	$12,358	$9,307
Maturing Between 3 and 12 Months	31,412	31,784
Maturing Between 1 and 5 Years	13,113	12,834
Maturing After 5 Years	690	771
	57,573	54,696
Variable Rate Loans:
Maturing Quarterly or More Frequently	622	1,463
Maturing Between 3 and 12 Months	-	-
Maturing Between 3 and 12 Months	749	-
Non-Accrual Loans	1,159	1,249
	60,103	57,408
Less: Allowance for Loan Losses	1,800	1,800
Net Loans	$58,303	$55,608

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C
LOANS (Continued)
As of December 31, 2009 and 2008, the Bank’s recorded investment in loans that are considered impaired totaled $10,869,535 and $8,874,444, respectively.  Specific allowances pertaining to impaired loans totaled $1,220,967 and $1,021,079 at December 31, 2009 and 2008, respectively.

The Bank purchases credit card portfolios occasionally, resulting in premiums or discounts. Premiums and discounts are being amortized as an adjustment to interest income over a three year period following the purchase date.  Unamortized premiums at December 31, 2009 and 2008, totaled $-0-.

NOTE D
NON-PERFORMING ASSETS
Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure.  These assets are included on the accompanying consolidated balance sheets under the account caption, "Other Real Estate," and amount to $2,011,887 at December 31, 2009, and $1,152,924 at December 31, 2008.

Loans are placed on non-accrual status when, in management's opinion, the collection of additional interest is questionable.  Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

At December 31, 2009, $1,157,800 of loans were in non-accrual status and $140,064 of interest was foregone in the year then ended.  At December 31, 2008, $1,249,309 of loans were in non-accrual status and $76,421 of interest was foregone in the year then ended.  Interest income recognized on non-accrual loans totaled $-0- during the years ended December 31, 2009, 2008 and 2007.

NOTE E
INVESTMENT SECURITIES
Carrying amounts and approximate market values of investment securities are summarized as follows:

There were no securities classified as held-to-maturity at December 31, 2009.  Securities held-to-maturity consisted of the following at December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Agency Securities	$2,001,349	$24,375	$-	$2,025,724

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E
INVESTMENT SECURITIES (Continued)

Securities available-for-sale consisted of the following at December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity Securities	$302,180	$512,120	$-	$814,300

Securities available-for-sale consisted of the following at December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity Securities	$302,180	$520,797	$-	$822,977

A summary of the Bank’s pledged securities as of December 31, are as follows:

	2009	2008

Pledged to secure public funds	$500,000	$500,000
Pledged to secure treasury tax and loan accounts	500,000	500,000

NOTE F
INCOME TAXES
The components of the provision for income tax expense (benefit) are:

	2009	2008	2007
Current	$(193,165)	$257,189	$787,522
Deferred	270,347	180,202	(66,800)

Total Provision for Income Tax	$77,182	$437,391	$720,722

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F
INCOME TAXES (Continued)
A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

	2009	2008	2007
Computed Tax Expense (Benefit)at the Expected Statutory Rate	$72,202	$394,902	$747,044
Katrina Tax Credits	(35,513)	(63,060)	(58,105)
Other Adjustments	40,493	105,549	31,783
Income Tax Expense for Operations	$77,182	$437,391	$720,722

Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes.  Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

The major temporary differences, which created deferred tax assets and liabilities, are as follows:

	2009	2008
Deferred Tax Assets:
Other Real Estate	$199,748	$235,711
Allowance for Loan Loss	195,757	195,757
Expenses Accrued for Books	71,400	-
Total Deferred Tax Assets	466,905	431,468
Deferred Tax Liabilities:
Section 481A Adjustment - Prepaid Expenses	(148,397)	(84,961)
Unrealized Gain on Securities	(223,817)	(226,767)
Fixed Assets	(476,876)	(247,352)
Total Deferred Tax Liabilities	(849,090)	(559,080)

Net Deferred Tax Liability	$(382,185)	$(127,612)

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F
INCOME TAXES (Continued)
The Company files U.S. federal income tax returns and a Louisiana state income tax return. Returns filed in these jurisdictions for tax years ended on or after December 31, 2006 are subject to examination by the relevant taxing authorities.  The Company is not currently under examination by any taxing authority.  As of December 31, 2009 and 2008, the Company had no uncertain tax positions.

NOTE G
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,
	2009	2008
Furniture and Equipment	$2,683,978	$2,659,986
Bank Owned Vehicles	62,491	62,491
Leasehold Improvements	440,254	439,689
Land	1,092,425	1,092,425
Buildings	5,859,133	5,859,133
	10,138,281	10,113,724
Less: Accumulated Depreciation and Amortization	3,997,085	3,597,363

Total Property, Equipment and Leasehold Improvements, Net	$6,141,196	$6,516,361

Depreciation and amortization expense aggregated $399,722 in 2009, $425,495 in 2008, and $351,653 in 2007.

NOTE H
ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows:

	For the Years Ended
	December 31,
	2009	2008

Balance - January 1	$1,800,000	$1,800,000
Provision Charged to Operations	535,543	256,622
Loans Charged Off	(702,043)	(452,034)
Recoveries	166,500	195,412

Balance - December 31	$1,800,000	$1,800,000

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I
STOCKHOLDERS' EQUITY

PREFERRED STOCK
8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 1,837,089 shares issued and outstanding in 2009, and 3,000,000 shares authorized, 1,997,360 shares issued and outstanding in 2008.  Preferred stock ranks prior to common stock as to dividends and liquidation.

COMMON STOCK
Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2009 and 2008.

On August 10, 1999, the Company declared a dividend distribution of one purchase right for each outstanding share of common stock.  Each right entitles the holder, at any time following the “Distribution Date” to purchase one share of common stock of the Company at an exercise price of $7.50 per share.  A “Distribution Date” occurs either ten days following certain actions designed to acquire 20% or more of the Company’s voting securities or ten days following a determination by the Board of Directors that a person having beneficial ownership of at least 10%, is an adverse person.  The rights expired on August 9, 2009 and none were exercised.

NOTE J
EARNINGS PER COMMON SHARE
Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2009, 2008 and 2007.  There was no provision for dividends for the years ended December 31, 2009, 2008 or 2007.

NOTE K
CONTINGENT LIABILITIES AND COMMITMENTS
The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit.  A summary of the Bank's commitments and contingent liabilities are as follows:

	2009	2008

Credit Card Arrangements	$16,758,000	$28,599,000
Commitments to Extend Credit	2,627,000	3,763,000

Index

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

The Bank, in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits.  The Bank is a defendant in a lawsuit filed by a disaster protection company for bills received post Hurricane Katrina.  During 2008, the matter was tried before a judge and a verdict of approximately $84,000 was issued against the Bank.  The company is currently suing the Bank for legal fees incurred as a result of the case.  This matter is currently on appeal.  The Bank is presently exposed to $90,000 which has been charged to operations in the accompanying consolidated financial statements for 2009, in addition to another possible $10,000 or more, if the appeal is not won.

In August 2005, Hurricane Katrina impacted the New Orleans area.  Several of the Bank’s branches sustained significant damage as a result of the hurricane.  In addition, due to concessions made to customers to facilitate the timely processing of transactions, the Bank has estimated that it had sustained losses.  As a result of these losses, the Bank received approximately $2,090,000 of insurance proceeds.  Due to the uncertainty of the financial impact of Katrina, these proceeds were recorded as an escrow account on the balance sheet of the Bank.  Impairment losses and expenditures associated with repairs to the Bank’s facilities were applied against this account.  During 2009, the Bank recognized into income the remaining balance in the escrow account, which totaled approximately $817,000.  In 2007, the Bank recognized into income approximately $1,200 as a recovery from this contingency.

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

	2009	2008
Balance - January 1	$1,072,451	$484,196
New Loans Made	372,791	614,776
Repayments	(258,958)	(26,521)

Balance - December 31	$1,186,284	$1,072,451

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L
RELATED PARTY TRANSACTIONS (Continued)
In 2007, the Bank leased office space from Severn South Partnership.  The general partners of this Partnership are majority shareholders in BOL BANCSHARES, INC.  During 2007, the Bank purchased the building from Severn South Partnership.  Rent paid to Severn South Partnership, prior to the purchase, for the year ended December 31, 2007, totaled $247,407.

During the years ended December 31, 2009, 2008, and 2007, legal fees paid to a director totaled $12,352, $55,754 and $34,407, respectively.

At December 31, 2009 and 2008, amounts due to Directors of the Company, including accrued interest, totaled $173,081 and $158,661, respectively. These amounts, which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum.  Of the debentures payable at December 31, 2009 and 2008, $105,000 and $38,500, respectively, were to Directors of the Company (see Note S).

NOTE M
LEASES
The Bank leases office space under agreements expiring in various years through December 31, 2016.  In addition, the Bank rents office space on a month-to-month basis from non-related groups.

The total minimum rental commitment at December 31, 2009, under the leases is due as follows:

December 31,
2010	$175,686
2011	177,551
2012	179,416
2013	181,281
2014	183,146
Thereafter	357,900

$1,254,980

For the years ended December 31, 2009, 2008 and 2007, $227,714, $233,635 and $374,970 was charged to rent expense, respectively.

The Bank is the lessor of office space under operating leases expiring in various years through 2018.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M
LEASES (Continued)
Minimum future rentals to be received on non-cancelable leases as of December 31, 2009, are:

December 31,
2010	$187,876
2011	124,979
2012	50,778
2013	33,603
2014	30,522
Thereafter	120,815

$548,573

NOTE N
LETTERS OF CREDIT
Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so.  These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions.  Outstanding letters of credit were $90,120 and $48,620 as of December 31, 2009 and 2008, respectively.  Of the $90,120 in letters of credit at December 31, 2009, $57,700 was secured by real property, $7,420 was secured by cash and $25,000 was unsecured.  All of the letters of credit are scheduled to mature in 2010.

NOTE O
INTEREST BEARING DEPOSITS
Major classifications of interest bearing deposits are as follows:

	December 31,
	2009	2008

NOW Accounts	$11,815,842	$10,765,565
Money Market Accounts	3,772,486	3,666,985
Savings Accounts	20,779,833	22,717,473
Certificates of Deposit Greater Than $100,000	3,810,265	1,880,127
Other Certificates of Deposit	6,801,633	7,017,636

	$46,980,059	$46,047,786

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O
INTEREST BEARING DEPOSITS (Continued)
The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2009 follows:  (Dollar amounts in thousands)

Three Months or Less	$1,130
After Three Months Through One Year	2,302
Over One Year Through Three Years	378

$3,810

NOTE P
FUNDS AVAILABLE FOR DIVIDENDS
The Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends.  Such laws generally restrict cash dividends to the extent of the Bank's earnings.

No dividends were paid by the Bank to BOL Bancshares, Inc. during the years ended December 31, 2009 and 2008.  Dividends of $643,500 were paid by the Bank to BOL Bancshares, Inc. during the year ended December 31, 2007.

NOTE Q
CONCENTRATIONS OF CREDIT
All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area.  All such customers are depositors of the Bank.  The concentrations of credit by type of loan are set forth in Note C.  Commercial letters of credit were granted primarily to commercial borrowers.

NOTE R
EMPLOYEE BENEFITS
Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan.  The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service.  The Bank may make discretionary contributions and is not required to match employee contributions under the plan.  The Bank made no contributions to the plan during the years ended December 31, 2009, 2008 or 2007.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S
NOTES PAYABLE
The following is a summary of notes payable at December 31, 2009 and 2008:

	December 31,
	2009	2008

Notes payable to a current Director of the Company, payable on demand, interest at 10%.	$144,201	$144,201

Debentures payable, due July 2009, interest at 7%, callable at 103%, 102% and 101% of face value during the first, second, and third years, respectively, following the closing date, interest payable semi-annually, each $500 debenture secured by 51.07 shares of the Bank's stock.	-	1,399,000

Debentures payable, due July 2012, interest at 6%, callable at 103%, 102% and 101% of face value during the first, second, and third years, respectively, following the closing date,interest payable semi-annually, each $500debenture secured by 71.50 shares of the Bank’s stock.	1,000,000	-

	$1,144,201	$1,543,201

Following are maturities of long-term debt:

December 31,

2010	$144,201
2011	-
2012	1,000,000

$1,144,201

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T
INTEREST INCOME AND INTEREST EXPENSE
Major categories of interest income and interest expense are as follows:

	December 31,
	2009	2008	2007

INTEREST INCOME
Interest and Fees on Loans:
Real Estate Loans	$3,531,844	$3,584,393	$3,678,857
Installment Loans	132,183	135,124	149,420
Credit Cards and Related Plans	2,092,520	2,490,538	2,744,183
Commercial and All Other Loans	237,431	249,774	293,519
Interest on Certificates of Deposit	58,028	-	-
Interest on Investment Securities -U.S. Treasury and Other Securities	33,933	107,507	443,302
Interest on Federal Funds Sold	24,970	648,171	1,307,844

	$6,110,909	$7,215,507	$8,617,125

INTEREST EXPENSE
Interest on Time Deposits of $100,000 or More	$81,297	$101,709	$49,009
Interest on Other Deposits	309,235	643,158	651,236
Interest on Notes Payable	93,782	112,658	112,659

	$484,314	$857,525	$812,904

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U
NON-INTEREST INCOME AND NON-INTEREST EXPENSES
Major categories of other non-interest income and non-interest expenses are as follows:

	December 31,
	2009	2008	2007

OTHER NON-INTEREST INCOME
Cardholder and Other Charge Card Income	$436,458	$498,265	$547,641
Other Commission and Fees	64,062	72,342	62,253
Other Real Estate Income	9,271	300	88,491
Other Income	245,455	640,172	118,172

	$755,246	$1,211,079	$816,557

OTHER NON-INTEREST EXPENSES
Loan and Charge Card Expenses	$125,737	$120,575	$125,011
Communications	218,627	230,858	221,459
Outsourcing Fees	1,321,717	1,468,480	1,431,830
Stationery, Forms and Supplies	91,985	96,491	110,869
Professional Fees	257,246	251,802	304,946
Insurance and Assessments	224,677	93,346	76,404
Advertising	1,702	6,670	9,090
Miscellaneous Losses	710	(546)	4,477
Promotional Expenses	61,307	50,010	73,911
Other Real Estate Expenses	134,126	34,800	87,477
Other Expenses	625,221	462,777	505,464

	$3,063,055	$2,815,263	$2,950,938

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

BOL BANCSHARES, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Due from Banks	$281,506	$766,141
Securities Available-for-Sale, at Fair Value	783,520	792,197
Other Assets	1,858	367
Due from Subsidiary Bank	-	27,654
Investment in Bank of Louisiana	11,855,033	11,709,783

	$12,921,917	$13,296,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Subsidiary Bank	$23,696	$-
Notes Payable	1,144,201	1,543,201
Deferred Taxes	174,121	177,071
Accrued Interest	58,305	55,510
Shareholders' Equity	11,521,594	11,520,360

	$12,921,917	$13,296,142

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF INCOME

	December 31,
	2009	2008	2007

INCOME
Dividend Income - Bank of Louisiana	$-	$-	$643,500
Interest Income	5,412	7,828	5,544
Miscellaneous Income	78,635	41,003	40,323

	84,047	48,831	689,367
EXPENSES
Interest	93,782	112,658	112,659
Other Expenses	5,630	5,617	5,226

	99,412	118,275	117,885

(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(15,365)	(69,444)	571,482

Equity in Undistributed Earnings of Subsidiary	145,250	765,876	872,032

INCOME BEFORE INCOME TAX BENEFIT	129,885	696,432	1,443,514

INCOME TAX BENEFIT	5,291	27,654	32,952

NET INCOME	$135,176	$724,086	$1,476,466

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS

	December 31,
	2009	2008	2007

OPERATING ACTIVITIES
Net Income	$135,176	$724,086	$1,476,466
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities Equity in Undistributed Earnings of Subsidiary	(145,250)	(765,876)	(872,032)
Net (Increase) Decrease in Other Assets	(1,489)	737	24,438
Net Increase (Decrease) in Other Liabilities	2,795	(208,822)	7,678

Net Cash (Used in) Provided by Operating Activities	(8,768)	(249,875)	636,550

FINANCING ACTIVITIES
Preferred Stock Retired	(128,217)	(67,597)	(4,486)
Decrease in Due to/from Subsidiary	51,350	28,999	6,918
Proceeds from Issuance of Long-Term Debt	1,000,000	-	-
Repayment of Long-Term Debt	(1,399,000)	-	(1,000)

Net Cash (Used in) Provided by Financing Activities	(475,867)	(38,598)	1,432

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(484,635)	(288,473)	637,982

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	766,141	1,054,614	416,632

CASH AND CASH EQUIVALENTS - END OF YEAR	$281,506	$766,141	$1,054,614

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W
COMPREHENSIVE INCOME
Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2009, 2008 and 2007.  The following represents the tax effects associated with the components of comprehensive income:

	December 31,
	2009	2008	2007

Gross Unrealized Holding (Losses) Gains Arising During the Period	$(8,676)	$83,308	$219,659
Tax (Expense) Benefit	2,950	(28,325)	(74,684)
	(5,726)	54,983	144,975

Reclassification Adjustment for Gains Included in Net Income	-	-	-
Tax Benefit	-	-	-
	-	-	-

Net Unrealized Holding (Losses) Gains Arising During the Period	$(5,726)	$54,983	$144,975

NOTE X
REGULATORY MATTERS
As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized “well capitalized” the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table.  Management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of operations.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE X
REGULATORY MATTERS (Continued)
The Bank's actual capital amounts and ratios are also presented in the table.  (Dollars in thousands.)

	December 31, 2009

			Required for Capital		Required to be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital (to Average Assets)	$11,856	13.06%	$3,632	4.00%	$4,540	5.00%
Tier I Capital (to Risk-Weighted Assets)	$11,856	18.32%	$2,589	4.00%	$3,883	6.00%
Total Capital (to Risk-Weighted Assets)	$12,677	19.59%	$5,178	8.00%	$6,472	10.00%

	December 31, 2008

			Required for Capital		Required to be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital (to Average Assets)	$11,710	11.78%	$3,975	4.00%	$4,969	5.00%
Tier I Capital (to Risk-Weighted Assets)	$11,710	18.53%	$2,528	4.00%	$3,792	6.00%
Total Capital (to Risk-Weighted Assets)	$12,512	19.80%	$5,055	8.00%	$6,319	10.00%

NOTE Y
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Index

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009
	Carrying Amount	Fair Value
Financial Assets:
Cash and Short-Term Investments	$4,040,412	$4,040,412
Certificates of Deposit	5,193,897	5,193,897
Investment Securities	302,180	814,300
Loans	60,102,510	60,294,273
Less: Allowance for Loan Losses	(1,800,000)	(1,800,000)
	$67,838,999	$68,542,882
Financial Liabilities:
Deposits	$79,087,330	$79,197,095
Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,627,000	$2,627,000
Credit Card Arrangements	16,758,000	16,758,000
	$19,385,000	$19,385,000

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Y
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2008

	Carrying Amount	Fair Value
Financial Assets:
Cash and Short-Term Investments	$3,103,598	$3,103,598
Investment Securities	2,824,326	2,848,701
Loans	57,408,039	57,540,095
Less: Allowance for Loan Losses	(1,800,000)	(1,800,000)
	$61,535,963	$61,692,394
Financial Liabilities:
Deposits	$80,977,309	$81,132,605

Unrecognized Financial Instruments:
Commitments to Extend Credit	$3,763,000	$3,763,000
Credit Card Arrangements	28,599,000	28,599,000
	$32,362,000	$32,362,000

NOTE Z
FINANCIAL INSTRUMENTS
The Company adopted ASC No. 820 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  ASC No. 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC No. 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Z
FINANCIAL INSTRUMENTS (Continued)
In addition to defining fair value, ASC No. 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

•	Level 1 - Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•
Level 2 - Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market date for substantially the full term of the assets or liabilities.

•
Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis.

December 31, 2009	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$814,300	$-	$814,300

Total	$-	$814,300	$-	$814,300

December 31, 2008	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$822,977	$-	$822,977

Total	$-	$822,977	$-	$822,977

Index

BOL BANCSHARES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE AA
EVALUATION OF SUBSEQUENT EVENTS
During the year, the Company adopted FASB ASC Topic 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on the Company’s financial statements.

In accordance with ASC 855, the Company evaluated subsequent events through March 8, 2010, the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Index

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None

Item 8A(T) Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, the certifying officers of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that such controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial report for the Company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material affect on our financial statements would have been prevented or detected on a timely basis.  Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the certifying officers of the Company, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management, with the participation of the certifying officers of the Company, believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B Other Information
None

Index

Item 9 Directors and Executive Officers of the Company
Directors and executive officers of the Company each serve for a term of one year.

Name	Age	Position with the Company and Bank of Louisiana (the "Bank") and Principal Occupation	Director Since

G. Harrison Scott	86	Director; Chairman of the Board of the Company and the Bank, and President of the Company and the Bank.	1981

Franck F. LaBiche	64	Director of the Company and the Bank. President, Executone Systems Co. of La. Inc.	2004

Henry L. Klein	65	Director of the Company and the Bank, and Secretary of the Company. Attorney at Law	2004

Johnny C. Crow	59	Director of the Company and the Bank. Insurance Agent, New York Life Ins. Co.	2005

Sharry R. Scott	39	Director of the Company and the Bank. Assistant Attorney General, Louisiana Department of Justice	2005

A. Earle Cefalu, Jr.	72	Director of the Company and the Bank. General Manager, Hood Automotive	2009

Non-Director Executive Officer

Name	Age	Position with the Company and the Bank and Principal Occupation
Peggy L. Schaefer	58	Ms. Schaefer has served as Treasurer of the Company since 1988 and Senior Vice President and Chief Financial Officer of the Bank since 1996.

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

Index

Item 10 Executive Compensation
The Company pays no salaries or other compensation to its directors and executive officers.  The Bank paid each director, other than Mr. Scott, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank's Audit and Finance Committee and Executive Committee, in the amount of 400, $300, and $300, respectively.

From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company.  During the year 2006, the Company paid off the loans to the former directors for a total of $563,091, including principal and interest.  During the year 2008, the Company paid one current director $223,282.  As of December 31, 2009, the balance due was $171,856, including accrued and unpaid interest at the rate of 10% per annum.  At this time, there is no maturity date on these loans.

The following table sets forth compensation for the Bank’s executive officer for the calendar years 2009, 2008, and 2007.  No other executive officer received total compensation in excess of $100,000 during 2009.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/SARs	LTIP Payouts	All Other Compensation
Position		($)	($)	($)	($)	(#)	($)	($)

G. Harrison Scott,	2009	89,800	0	82,000	0	0	0	0
Chairman of the	2008	91,978	0	82,000	0	0	0	18,000
Board & President of the Bank	2007	89,800	0	82,000	0	0	0	0

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

During fiscal year 2009, the Board of Directors of the Company held a total of 5 meetings.  Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.

The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions.  In lieu thereof, the Board of Directors as a group performs the foregoing functions.

During fiscal year 2009, the Board of Directors of the Bank held a total of 13 meetings.  Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.

The Board of Directors of the Bank has an Executive Committee consisting of five permanent members.  The permanent members of the Executive Committee in 2009 were Messrs. Scott (chairman), Crow, Klein, LaBiche, and Ms. S. Scott, and the rotating member was A. Earle Cefalu, Jr. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information.  The Executive Committee met 28 times in 2009.

The Board of Directors of the Bank does have an Audit and Finance Committee and does not have a charter.  This committee meets monthly on the first Tuesday of the month.  By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank’s internal auditor and by the independent certified public accountant firm.  In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans.  The Audit and Finance Committee met 12 times in 2009.

Index

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

The permanent members of the Audit and Finance Committee were Messrs. LaBiche (chairman), Klein, and Crow, and the rotating member was Ms. S. Scott and A. Earle Cefalu, Jr.

Item 11 Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of December 31, 2009, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.

	Common			Preferred
Name of Beneficial Owner	Number	Percent		Number	Percent

Directors:
G. Harrison Scott (Direct)	518	29.00%		157,673	8.58%

G. Harrison Scott (Beneficial owner of Scott Family, LLP)	104,687	58.43%		-	-
Franck F. LaBiche	500	-	(*)	-	-
Henry L. Klein	500	-	(*)	-	-
Johnny C. Crow	1,502	-	(*)	-	-
Sharry R. Scott	-	-	(2)	-	-
A. Earle Cefalu, Jr.	500	-	(*)	-	-

All Directors & Executive Officers of the Company and the Bank as a Group (7 persons)	108,477	60.55%		160,445	8.73%

(*)	Represents less than 1% of the shares outstanding.
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

Index

Item 12 Certain Relationships and Related Transactions
The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features.  At December 31, 2009, two directors had aggregate loan balances in excess of $60,000, which amounted to approximately $826,457 in the aggregate.

On August 20, 2007 for a price of $4,650,000 the Bank purchased the land and improvements from Severn South Partnership to which the Bank was paying rent.  The property consists of a four story building with offices that are leased to other businesses.   The purchase was approved by FDIC (Federal Deposit Insurance Corp) and OFI (Office of Financial Institutions, State of Louisiana) on August 6, 2007 with the stipulation that the investment in fixed assets not exceed 50 percent of its equity capital and reserves by December 31, 2009.  The percentage as of December 31, 2008 was 48.24% and December 31, 2009 was 44.62%.

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
32.2 Section 1350 Certification

Reports on Form 8-K

NONE

Item 14 Principal Accountant Fees and Services

AUDIT FEES
The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company’s annual financial statements for 2009 and for its reviews of the Company’s unaudited interim financial statements included in Form 10-Q filed by the Company and other related audit fees during 2009 was $72,542.  The fees billed for 2008 were $81,745.

Tax Fees
The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax preparation, and tax review for 2009 were $14,420.  The fees billed for 2008 were $34,530.

All Other Fees
The aggregate fees billed by LaPorte, Sehrt, Romig & Hand for other accounting services for 2009 were $1,587.  The fees billed for 2008 were $3,944.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOL BANCSHARES, INC.

/s/ G. Harrison Scott
March 31, 2010	G. Harrison Scott
Date	Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting Officer of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

/s/ G. Harrison Scott	/s/ Johnny C. Crow
G. Harrison Scott – Director	Johnny C. Crow – Director

/s/ Franck F. LaBiche	/s/ Sharry R. Scott
Franck F. LaBiche – Director	Sharry R. Scott - Director

/s/ Henry L. Klein	/s/ A. Earle Cefalu
Henry L. Klein – Director	A. Earle Cefalu, Jr. - Director