Form 10-Q
period 2010-03-31
BOL BANCSHARES INC
filed 2010-05-21
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           Mar. 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from      to

Commission file Number        00-16934

BOL BANCSHARES, INC.
(Exact name of registrant as specified in its charter.)

Louisiana	72-1121561
(State of incorporation)	(I.R.S. Employer Identification No.)

300 St. Charles Avenue, New Orleans, La.  70130
(Address of principal executive offices)

(504) 889-9400
(Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 SHARES AS OF May 19, 2010.

BOL BANCSHARES, INC. & SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Mar. 31	Dec. 31,
(Amounts in Thousands)	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$3,136	$3,041
Federal Funds Sold	13,950	14,550
Certificates of Deposit	4,442	5,194
Investment Securities
Securities Held to Maturity	1,000	1,000
Securities Available for Sale	871	814
Loans-Less Allowance for Loan Losses of $1,800 in 2010 and in 2009	57,957	58,302
Property, Equipment and Leasehold Improvements
(Net of Depreciation and Amortization)	6,055	6,141
Other Real Estate	2,686	2,012
Other Assets	1,282	1,598
TOTAL ASSETS	$91,379	$92,652

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	31,533	32,107
NOW Accounts	11,770	11,816
Money Market Accounts	3,632	3,772
Savings Accounts	20,574	20,780
Time Deposits, $100,000 and over	3,256	3,810
Other Time Deposits	6,907	6,802
TOTAL DEPOSITS	77,672	79,087
Notes Payable	1,144	1,144
Other Liabilities	832	968
TOTAL LIABILITIES	79,648	81,199

SHAREHOLDERS' EQUITY

Preferred Stock - Par Value $1 1,816,824 Shares Issued and Outstanding in 2010 1,837,089 Shares Issued and Outstanding in 2009	1,817	1,837
Common Stock - Par Value $1 179,145 Shares Issued and Outstanding in 2010 and 2009	179	179
Accumulated Other Comprehensive Income	508	471
Capital in Excess of Par - Retired Stock	195	190
Undivided Profits	8,777	8,640
Current Earnings	255	136
TOTAL SHAREHOLDERS' EQUITY	11,731	11,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$91,379	$92,652

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	Mar. 31
(Amounts in Thousands)	2010	2009

INTEREST INCOME
Interest and Fees on Loans	$1,487	$1,526
Interest on Investment Securities	2	14
Interest on Federal Funds Sold	4	10
Interest on Certificates of Deposit	17	8
Total Interest Income	1,510	1,558
INTEREST EXPENSE
Interest on Deposits	90	93
Interest Expense on Notes Payable and Debentures	19	28
Total Interest Expense	109	121
NET INTEREST INCOME	1,401	1,437
Provision for Loan Losses	75	95
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,326	1,342
NON-INTEREST INCOME
Service Charges on Deposit Accounts	112	94
Cardholder & Other Credit Card Income	101	102
Other Operating Income	314	236
Total Non-interest Income	527	432
NON-INTEREST EXPENSE
Salaries and Employee Benefits	624	693
Occupancy Expense	268	269
Communications	47	53
Outsourcing Fees	319	359
Loan & Credit Card Expense	26	27
Professional Fees	54	53
ORE Expense	110	13
Other Operating Expense	13	186
Total Non-interest Expense	1,461	1,653

Income Before Tax Provision	392	121

Provision For Income Taxes	137	2

NET INCOME	$255	$119

Earnings Per Share of Common Stock	$1.42	$0.67

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	Mar. 31	Mar. 31
(Amounts in thousands)	2010	2009

NET INCOME	$255	$119

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding (Losses) Gains on Investment
Securities Available-for-Sale, Arising
During the Period	37	(6)

COMPREHENSIVE INCOME	$292	$113

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,

(Amounts in thousands)	2010	2009
OPERATING ACTIVITIES
Net Income	$255	$119
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	75	95
Depreciation and Amortization Expense	97	101
Amortization of Investment Security Premiums	-	-
Decrease in Deferred Income Taxes	(258)	(21)
Gain on Sale of Other Real Estate	(200)	-
Decrease in Other Assets	172	148
Decrease in Other Liabilities and Accrued Interest	247	(352)
Net Cash Provided by Operating Activities	388	90

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity Investment Securities
Released at Maturity	1,000	-
Purchases of Held-to-Maturity Investment Securities	(1,000)	-
Purchases of Property and Equipment	(11)	-
Proceeds from Sale of Other Real Estate	200	-
OREO Costs Capitalized	(180)	-
Decrease (Increase) in Certificate of Deposit with Other Banks	752	(3,875)
Net (Increase) in Loans	(224)	(1,299)
Net Cash Provided by (Used in) Investing Activities	537	(5,174)

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing and Interest Bearing Deposits	(1,415)	(2,619)
Preferred Stock Retired	(15)	(36)
Net Cash Used in Financing Activities	(1,430)	(2,655)

Net (Decrease)Increase in Cash and Cash Equivalents	(505)	(7,739)
Cash and Cash Equivalents - Beginning of Year	17,591	28,479
Cash and Cash Equivalents - End of Period	17,086	20,740

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

SUPPLEMENTAL DISCLOSURES:	2010	2009

Cash Paid During the Year for Interest	$28	$192
Cash Paid During the Year for Income Taxes	$0	$0
Market Value Adjustment for Unrealized (Loss) Gain on Securities Available-for-Sale	$57	$(9)
Additions to Other Real Estate Through Foreclosure	$494	$61

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A Summary of Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana (the Bank), and the Bank’s wholly owned subsidiary, BOL Assets, LLC.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and do not include information or footnotes for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.

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

Index

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

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009, are as follows (amounts in thousands):

	March 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$3,136	$3,136
Certificates of Deposit	4,442	4,442
Investment Securities	1,871	1,871
Loans	59,757	60,287
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$67,406	$67,936

Financial Liabilities:
Deposits	$77,672	$78,225

Unrecognized Financial Instruments:
Commitments to Extend Credit	$3,135	$3,135
Credit Card Arrangements	16,588	16,588
	$19,723	$19,723

Index

	December 31, 2009
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$3,041	$3,041
Certificates of Deposit	5,194	5,194
Investment Securities	1,814	1,814
Loans	60,102	60,297
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$68,351	$68,546

Financial Liabilities:
Deposits	$79,087	$79,851

Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,627	$2,627
Credit Card Arrangements	16,758	16,758

Financial Instruments
On January 1, 2008, the Company adopted the FASB fair value guidance  pertaining for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The fair value guidance defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

Index

In addition to defining fair value, the fair value guidance expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (amounts in thousands):

	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$871	$-	$871

Total	$-	$871	$-	$871

Index

Subsequent Events
In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2010.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from March 31, 2010 through the date these financial statements were issued.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

MARCH 31, 2010 COMPARED WITH DECEMBER 31, 2009

BALANCE SHEET

Total assets at March 31, 2010 were $91,379,000 compared to $92,652,000 at December 31, 2009, for a decrease of $1,273,000, or 1.37%.  Federal Funds Sold decreased $600,000 from $14,550,000 at December 31, 2009 to $13,950,000 at March 31, 2010.  Certificates of Deposit decreased $752,000 from $5,194,000 at December 31, 2009 to $4,442,000 at March 31, 2010. Both Federal Funds Sold and Certificates of Deposit decreases was due to normal fluctuations.  Investment securities show a slight increase of $57,000 to $1,871,000 at March 31, 2010 from $1,814,000 at December 31, 2009.  Total loans decreased $345,000, or 0.59%, to $57,957,000 at March 31, 2010 from $58,302,000 at December 31, 2009. This decrease in the loan portfolio is due mainly to a decrease in construction loans of $586,000, a decrease in second mortgage loans of $90,000, a decrease in other real estate loans of $22,000, a decrease in personal loans of $117,000, a decrease in overdrafts of $99,000 and a decrease of $524,000 in the credit card portfolio.  The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank’s underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.  These decreases were partially offset by an increase in 1-4 residential loans of $735,000, an increase in commercial real estate loans of $43,000, and increase in commercial loans of $315,000.

Total deposits decreased $1,415,000, or 1.79%, to $77,672,000 at March 31, 2010 from $79,087,000 at December 31, 2009.  Total non-interest bearing deposits decreased $574,000 and interest-bearing accounts decreased $841,000. The decrease of interest earning deposits was mainly attributable to a decrease in NOW accounts of $47,000, a decrease in money market accounts of $140,000, a decrease in savings accounts of $206,000 and a decrease of $448,000 in time deposits.

Other liabilities decreased $136,000 from $968,000 at December 31, 2009 to $832,000 at March 31, 2010.  This decrease is due mainly to a decrease in accrued expenses of $99,000, a decrease of deferred membership fees of $6,000, a decrease in deferred taxes of $176,000 and a decrease in accrued interest of $13,000.  These decreases were partially offset by an increase in other miscellaneous liability accounts of $160,000.

Shareholder’s Equity increased $278,000 from $11,453,000 at December 31, 2009 to $11,731,000 at March 31, 2010. This increase is due mainly to net income for the three months ended March 31, 2010 of $255,000, an increase in accumulated other comprehensive income of $37,000, and an increase in capital in excess of par-retired Preferred Stock of $5,000.  These increases were partially offset by a decrease in Preferred Stock of $20,000.

Index

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

INCOME

The Company’s net income for the three months ended March 31, 2010 was $255,000, or $1.42 per share, an increase of $136,000 from the Company’s total net income of $119,000, or $0.67 per share, for the same period last year.

Interest income decreased $48,000 for the three months ended March 31, 2010 over the same period last year. Interest on federal funds sold decreased $6,000 primarily due to a decrease in the average interest rate paid from .19% at March 31, 2009 to .11% at March 31, 2010.  The average balance of federal funds sold decreased $7,211,000 from $21,189,000 at March 31, 2009 to $13,978,000 at March 31, 2010.  Interest on investment securities decreased $12,000 due mainly to a decrease in the average balance from $2,821,000 at March 31, 2009 to $1,853,000 at March 31, 2010. Interest in the loan portfolio decreased $39,000 due mainly to a decrease in the average interest rate of 10.84% at March 31, 2009 to 10.20% at March 31, 2010.  The average balance of Certificates of Deposit purchased was $4,929,000 at an average interest rate of 1.38% for 2010 as compared to an average balance of Certificates of Deposit of $2,547,000 with an average interest rate of 1.26% for 2009.

Interest expense decreased $12,000 for the three months ended March 31, 2010 over the same period last year.  This was caused primarily by a decrease in the average interest rate paid on interest-bearing deposits from .84% at March 31, 2009 to .78% as of March 31, 2010. The impact of the decrease in the average interest rate paid on interest-bearing deposits was partially offset by an increase in the average balance of interest bearing deposits from $44,192,000 at March 31, 2009 to $46,428,000 at March 31, 2010.  The average interest rate on interest-bearing liabilities decreased from 1.06% at March 31, 2009 to .92% at March 31, 2010.

Net interest income decreased $36,000 for the three months ended March 31, 2010 compared to the same period last year.  Our interest rate spread increased from 6.46% at March 31, 2009 to 6.72% at March 31, 2010.  The increase in the rate spread was due to an increase of .12% on the yield on interest-earning assets from 7.52% to 7.64% for the three months ended March 31, 2009 compared to the three months ended March 31, 2010, and a decrease of .14% on the average rate paid out on interest bearing liabilities from 1.06% paid for the three months ended March 31, 2009 as compared to .92% paid during the three months ended March 31, 2010.

Non-interest income increased $95,000 for the three month period from $432,000 at March 31, 2009 to $527,000 at March 31, 2010.  Other income increased $78,000 for the three months ended March 31, 2010. This increase is due mainly to the gain on sale of ORE property of $200,000 in the first three months of 2010. This was partially offset by a decrease in miscellaneous income of $150,000 pertaining to insurance proceeds relating to Hurricane Katrina that were not needed for repairs and recognized as miscellaneous income for the three months ended March 31, 2009. Deposit related fees increased $18,000 and cardholder and other credit card fees decreased $1,000.

Non-interest expense decreased $192,000 for the three month period of 2010 as compared to the same period last year.  Salaries and Employee Benefits decreased $69,000 from $693,000 at March 31, 2009 to $624,000 at March 31, 2010.  This decrease was due mainly to a reduction in number of employees from 81 in March 31, 2009 to 74 in March 31, 2010, a decrease of 7 employees. Occupancy expense decreased by $1,000 and communications decreased by $6,000.  Outsourcing fees decreased $40,000 from $359,000 in 2009 to $319,000 in 2010 due mainly to a decrease in credit card sales of $539,000.  Other operating expenses decreased $173,000 due mainly to a reversal of a 2009 accrual for bank stock taxes and 2009 additional expenses. The offset to the decrease in non-interest expense is due mainly to an increase in FDIC assessments of $20,000 between the two periods and the increase in ORE expenses of $63,000 for repairs to the Esplanade property and $27,000 for expenses of an additional ORE property. The provision for income taxes increased $135,000, from a provision of $2,000 at March 31, 2009 to a provision of $137,000 at March 31, 2010.

Index

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

Item 4T Controls and Procedures

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the certifying officers of the Company have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Item 6 Exhibits

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350

Index

BOL BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOL BANCSHARES, INC.

May 20, 2010	/s/ G. Harrison Scott
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting
Officer of the Registrant)