Form 10-Q
period 2010-06-30
BOL BANCSHARES INC
filed 2010-08-16
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               Jun. 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 SHARES AS OF July 31, 2010.

BOL BANCSHARES, INC. & SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	Dec. 31,
(Amounts in Thousands)	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$2,865	$3,041
Federal Funds Sold	11,000	14,550
Certificates of Deposit	4,694	5,194
Investment Securities
Securities Held to Maturity	3,000	1,000
Securities Available for Sale	814	814
Loans-Less Allowance for Loan Losses of $1,800 in 2009 and in 2008	59,953	58,302
Property, Equipment and Leasehold Improvements
(Net of Depreciation and Amortization)	6,010	6,141
Other Real Estate	3,045	2,012
Other Assets	869	1,598
TOTAL ASSETS	$92,250	$92,652

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	32,088	32,107
NOW Accounts	11,766	11,816
Money Market Accounts	3,893	3,772
Savings Accounts	20,354	20,780
Time Deposits, $100,000 and over	3,439	3,810
Other Time Deposits	7,153	6,802
TOTAL DEPOSITS	78,693	79,087
Notes Payable	1,144	1,144
Other Liabilities	671	968
TOTAL LIABILITIES	80,509	81,199

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1 1,810,296 Shares Issued and Outstanding at June 30, 2010 1,837,089 Shares Issued and Outstanding at December 31, 2009	1,810	1,837
Common Stock - Par Value $1 179,145 Shares Issued and Outstanding in 2010 and 2009	179	179
Accumulated Other Comprehensive Income	471	471
Capital in Excess of Par - Retired Stock	195	190
Undivided Profits	8,777	8,640
Current Earnings	310	136
TOTAL SHAREHOLDERS' EQUITY	11,742	11,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$92,250	$92,652

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in Thousands)	2010	2009	2010	2009

INTEREST INCOME
Interest and Fees on Loans	$1,554	$1,536	$3,041	$3,062
Interest on Investment Securities	6	13	9	27
Interest on Federal Funds Sold	5	6	8	16
Interest on Certificates of Deposit	14	16	31	24
Total Interest Income	1,579	1,571	3,089	3,129
INTEREST EXPENSE
Interest on Deposits	88	89	179	182
Interest Expense on Notes Payable and Debentures	19	28	37	56
Total Interest Expense	107	117	216	238
NET INTEREST INCOME	1,472	1,454	2,873	2,891
Provision for Loan Losses	109	245	184	340
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,363	1,209	2,689	2,551
NON-INTEREST INCOME
Service Charges on Deposit Accounts	114	96	226	190
Cardholder & Other Credit Card Income	106	108	207	210
Other Operating Income	210	319	525	555
Total Non-interest Income	430	523	958	955
NON-INTEREST EXPENSE
Salaries and Employee Benefits	653	690	1,277	1,383
Occupancy Expense	267	260	535	529
Communications	60	60	107	113
Outsourcing Fees	390	371	709	730
Loan & Credit Card Expense	31	38	57	65
Professional Fees	66	58	120	111
ORE Expense	123	22	234	35
Other Operating Expense	233	201	246	387
Total Non-interest Expense	1,823	1,700	3,285	3,353

(Loss)Income Before Tax Provision	(30)	32	362	153

(Benefit) Provision For Income Taxes	(85)	(6)	51	(4)

NET INCOME	$55	$38	$310	$157

Earnings Per Share of Common Stock	$0.31	$0.21	$1.73	$0.87

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	June 30,	June 30,
(Amounts in thousands)	2010	2009

NET INCOME	$310	$157

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Losses on Investment
Securities Available-for-Sale, Arising
During the Period	-	(6)

COMPREHENSIVE INCOME	$310	$151

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,

(Amounts in thousands)	2010	2009
OPERATING ACTIVITIES
Net Income	$310	$157
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	184	340
Depreciation and Amortization Expense	194	201
Amortization of Investment Security Premiums	-	1
Decrease in Deferred Income Taxes	-	3
Gain on Sale of Other Real Estate	(395)	-
Decrease in Other Assets	730	92
Decrease in Other Liabilities and Accrued Interest	(296)	(431)
Net Cash Provided by Operating Activities	727	363

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity Investment Securities
Released at Maturity	1,000	-
Purchases of Held-to-Maturity Investment Securities	(3,000)	-
Purchases of Property and Equipment	(63)	(4)
Capitalized Construction Costs for ORE	(432)	-
Increase in Certificate of Deposit with Other Banks	499	(4,900)
Proceeds From Sale of Other Real Estate	395	-
Net (Increase) Decrease in Loans	(2,435)	(3,444)
Net Cash (Used in) Provided by Investing Activities	(4,036)	(8,348)

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing and Interest Bearing Deposits	(395)	(4,599)
Preferred Stock Retired	(22)	(121)
Net Cash Used in Financing Activities	(417)	(4,720)

Net (Decrease) in Cash and Cash Equivalents	(3,726)	(12,705)
Cash and Cash Equivalents - Beginning of Year	17,591	28,479
Cash and Cash Equivalents - End of Period	$13,865	$15,774

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

SUPPLEMENTAL DISCLOSURES:	2010	2009

Cash Paid During the Year for Interest	$257	$278
Cash (Received) Paid During the Year for Income Taxes	$(225)	$0
Market Value Adjustment for Unrealized Loss on Securities Available-for-Sale	$0	$(9)

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

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009, are as follows (amounts in thousands):

	June 30, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$2,865	$2,865
Certificates of Deposit	4,694	4,694
Investment Securities	3,814	3,814
Loans	61,753	61,753
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$71,326	$71,326

Financial Liabilities:
Deposits	$78,692	$78,744

Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,746	$2,746
Credit Card Arrangements	16,097	16,097
	$18,843	$18,843

Index

	December 31, 2009
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$3,041	$3,041
Certificates of Deposit	5,194	5,194
Investment Securities	1,814	1,814
Loans	60,102	60,297
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$68,351	$68,546

Financial Liabilities:
Deposits	$79,087	$79,851

Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,627	$2,627
Credit Card Arrangements	16,758	16,758
	$19,385	$19,385

Financial Instruments
On January 1, 2008, the Company adopted the FASB fair value guidance  pertaining to all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Index

In addition to defining fair value, the fair value guidance expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

●	Level 1 - Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets

●
Level 2 - Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market date for substantially the full term of the assets or liabilities

●
Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (amounts in thousands):

June 30, 2010
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$814	$-	$814

Total	$-	$814	$-	$814

December 31, 2009
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$814	$-	$814

Total	$-	$814	$-	$814

Index

Subsequent Events
In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2010.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from June 30, 2010 through the date these financial statements were issued.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

JUNE 30, 2010 COMPARED WITH DECEMBER 31, 2009

BALANCE SHEET

Total assets at June 30, 2010 were $92,250,000 compared to $92,652,000 at December 31, 2009, for a decrease of $402,000, or 0.43%.  Federal Funds Sold decreased $3,550,000 from $14,550,000 at December 31, 2009 to $11,000,000 at June 30, 2010.  Certificates of Deposit decreased $500,000 from $5,194,000 at December 31, 2009 to $4,694,000 at June 30, 2010. Both Federal Funds Sold and Certificates of Deposit decreases were due to normal fluctuations. Investment securities show an increase of $2,000,000 to $3,814,000 at June 30, 2010 from $1,814,000 at December 31, 2009 due to moving funds into securities to a higher yield. Total loans increased $1,651,000, or 2.83%, to $59,953,000 at June 30, 2010 from $58,302,000 at December 31, 2009. This increase in the loan portfolio is due mainly to an increase in 1-4 residential loans of $1,693,000, an increase in commercial real estate loans of $578,000, an increase in personal loans of $198,000, and an increase in customer overdrafts of $101,000. These increases were offset by a decrease in construction loans of $185,000, a decrease in second mortgage loans of $56,000, a decrease in other real estate loans of $48,000, a decrease in commercial loans of $4,000, and a decrease in credit card loans of $627,000.  The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank’s underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.

Total deposits decreased $394,000, or 0.50%, to $78,693,000 at June 30, 2010 from $79,087,000 at December 31, 2009.  Total non-interest bearing deposits decreased $19,000 and interest-bearing accounts decreased $375,000. The decrease of interest earning deposits was mainly attributable to a decrease in NOW accounts of $50,000, an increase in money market accounts of $121,000, a decrease in savings accounts of $426,000 and a decrease of $20,000 in time deposits.

Other liabilities decreased $297,000 from $968,000 at December 31, 2009 to $671,000 at June 30, 2010.  This decrease is due mainly to a decrease in accrued expenses of $53,000, a decrease of $68,000 in other liabilities, a decrease in deferred taxes of $149,000 and a decrease in accrued interest of $41,000.  These decreases were partially offset by an increase in deferred membership fees of $14,000.

Shareholder’s Equity increased $289,000 from $11,453,000 at December 31, 2009 to $11,742,000 at June 30, 2010. This increase is due mainly to net income for the six months ended June 30, 2010 of $310,000 and an increase in capital in excess of par-retired Preferred Stock of $5,000.  These increases were partially offset by a decrease in Preferred Stock of $27,000.

Index

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

INCOME

The Company’s net income for the six months ended June 30, 2010 was $310,000, or $1.73 per share, an increase of $153,000 from the Company’s total net income of $157,000, or $0.87 per share, for the same period last year.

Interest income decreased $40,000 for the six months ended June 30, 2010 over the same period last year. Interest on federal funds sold decreased $8,000 primarily due to a decrease in the average interest rate paid from .17% at June 30, 2009 to .12% at June 30, 2010.  The average balance of federal funds sold decreased $4,956,000 from $18,393,000 at June 30, 2009 to $13,437,000 at June 30, 2010.  Interest on investment securities decreased $18,000 due mainly to a decrease in the average balance from $2,818,000 at June 30, 2009 to $2,428,000 at June 30, 2010. Interest in the loan portfolio decreased $21,000 due mainly to a decrease in the average interest rate of 10.76% at June 30, 2009 to 10.41% at June 30, 2010.  The average balance of Certificates of Deposit purchased was $4,805,000 at an average interest rate of 1.29% for 2010 as compared to an average balance of Certificates of Deposit of $3,506,000 with an average interest rate of 1.37% for 2009.

Interest expense decreased $22,000 for the six months ended June 30, 2010 over the same period last year.  This was caused primarily by a decrease in the average interest rate paid on interest-bearing deposits from .83% at June 30, 2009 to .77% as of June 30, 2010. The impact of the decrease in the average interest rate paid on interest-bearing deposits was partially offset by an increase in the average balance of interest bearing deposits from $44,004,000 at June 30, 2009 to $46,424,000 at June 30, 2010.  The average interest rate on interest-bearing liabilities decreased from 1.05% at June 30, 2009 to .90% at June 30, 2010.

Net interest income decreased $18,000 for the six months ended June 30, 2010 compared to the same period last year.  Our interest rate spread increased from 6.62% at June 30, 2009 to 6.91% at June 30, 2010.  The increase in the rate spread was due to an increase of .14% on the yield on interest-earning assets from 7.67% for the six months ended June 30, 2009 to 7.81% for the six months ended June 30, 2010, and a decrease of .15% on the average rate paid out on interest bearing liabilities from 1.05% paid for the six months ended June 30, 2009 as compared to .90% paid during the six months ended June 30, 2010.

Non-interest income increased $3,000 between the six month periods from $955,000 at June 30, 2009 to $958,000 at June 30, 2010.  Other income decreased $30,000 for the six months ended June 30, 2010. This decrease is due mainly to a decrease in miscellaneous income of $459,000 pertaining to insurance proceeds relating to Hurricane Katrina that were not needed for repairs and recognized as miscellaneous income for the six months ended June 30, 2009. This decrease was partially offset by an increase on sale of ORE properties of $395,000 and increase of $38,000 in dividend income for the six months ended June 30, 2010.

Non-interest expense decreased $68,000 for the six month period of 2010 as compared to the same period last year.  Salaries and Employee Benefits decreased $106,000 from $1,383,000 at June 30, 2009 to $1,277,000 at June 30, 2010.  This decrease was due mainly to a reduction in the number of employees subsequent to the first quarter of 2009. Occupancy expense increased by $6,000 and communications decreased by $6,000.  Outsourcing fees decreased $21,000 and loan and credit card expense decreased $8,000 due mainly to a decrease in credit card sales.  Professional fees increased $9,000 due mainly to foreclosures occurring in 2010. ORE expenses increased $199,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due primarily to expenses associated with the repairs and remodeling of properties acquired in 2010. Other operating expenses increased $141,000 primarily due to a decrease in bank stock taxes.

Index

SECOND QUARTER 2010 COMPARED WITH SECOND QUARTER 2009

INCOME

Net income for the second quarter of 2010 was $55,000, or $.31 per share, compared to $38,000, or $.21 per share, for the same period last year for a increase of $17,000.

Interest income increased $8,000 over the same period last year.  Interest on the loan portfolio increased $18,000 from $1,536,000 at June 30, 2009 to $1,554,000 at June 30, 2010. This was caused mainly by a increase in the average balance from $57,619 at June 30, 2009 to $58,587 at June 30, 2010.
Interest on investment securities decreased $7,000 due mainly to a decrease in the yield on investment securities from 1.85% at June 30, 2009 to 0.80% at June 30, 2010.  Interest on certificates of deposit decreased $2,000 due mainly to a decrease in the interest rate of 1.44% in 2009 to 1.20% in 2010 and offset by an increase in the average balance from $4,454,000 to $4,683,000. Interest on federal funds sold decreased $1,000 due mainly to the decrease in the average balance of federal funds sold from $15,627,000 at June 30, 2009 to $12,902,000 at June 30, 2010.

Interest expense decreased $10,000 for the three months ended June 30, 2010 over the same period last year.  This was caused by a decrease in the average interest rate paid on interest-bearing deposits from 0.81% at June 30, 2009 to .76% as of June 30, 2010. The impact of the decrease in the average interest rate paid on interest bearing deposits was partially offset by an increase in the average balance of interest-bearing deposits from $43,821,000 at June 30, 2009 to $46,418,000 at June 30, 2010.

Net interest income increased $18,000 due primarily to an increase in interest rate on earning assets of 0.18% and a decrease in interest bearing liabilities of 0.13%.

Non-interest income decreased $93,000 for the three-month period ended June 30, 2010 compared to the prior year period.  Cardholder and other credit card income decreased by $2,000 due mainly to NSF charges.  Other operating income decreased by $109,000 due mainly to insurance proceeds of $300,000 credited in the first quarter of 2009 to miscellaneous income for Hurricane Katrina repairs that were not needed, offset by an increase in 2010 of an ORE gain on sale of $195,000 and a decrease in other income of $4,000.  These decreases were offset by an increase in deposit related fees of $18,000 due mainly to an increase in the fees collected on overdrawn accounts.

Non-interest expense increased $123,000 for the three-month period ended June 30, 2010 compared to the prior year period.  Occupancy expense increased $7,000 due primarily to repairs done to the St. Charles office.  Outsourcing fees increased $19,000 due mainly to interchange fees caused by high credit card sales. Professional fees increased $8,000 for legal fees on foreclosures which occurred during the three months ended June 30, 2010. ORE expense increased $101,000 primarily due to repairs to the Esplanade property.  Other operating expenses increased $32,000 due primarily to a loss on the sale of a repossessed motor home totaling $49,000 offset by a decrease of $15,000 for FDIC assessment. These increases were offset by decreases in salaries and employee benefits of $37,000 primarily due to a reduction in number of employees for the for three months ended June 30, 2010 compared to the number of employees at June 30, 2009, and a decrease in loan and credit card expense of $7,000 for a 2009 expense paid on a sheriffs sale of a motor home.

The provision for income taxes decreased $79,000 compared to the same period last year from a provision of a benefit $6,000 at June 30, 2009 to a benefit of $85,000 at June 30, 2010 due to adjustments made to the income tax payable and income tax receivable account balances.

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

Index

Item 4 Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of BOL BANCSHARES, INC. was held on April 13, 2010.  Six nominees were elected to serve one year terms as directors. Laporte, Sehrt, Romig and Hand was approved as the independent auditors.  There were no other matters voted upon at the meeting.
Below are the names of the nominees who were elected as directors and the number of shares cast for each.  The total shares voting were 122,418.

	Number of Shares
Nominee	For	Against	Abstain
G. Harrison Scott	121,656	632	130
Johnny C. Crow	121,656	632	130
Franck F. LaBiche	121,656	632	130
Henry L. Klein	121,656	632	130
Sharry R. Scott	121,656	632	130
A. Earle Cefalu, Jr.	121,656	632	130

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

BOL BANCSHARES, INC.

August 16, 2010	/s/ G. Harrison Scott
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting Officer of the Registrant)