Form 10-Q
period 2010-09-30
BOL BANCSHARES INC
filed 2010-11-15
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          Sep. 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 shares as of October 31, 2010.

BOL BANCSHARES, INC. & SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Sept 30	Dec. 31,
(Amounts in Thousands)	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$3,331	$3,041
Federal Funds Sold	14,925	14,550
Certificates of Deposit	4,450	5,194
Investment Securities
Securities Held to Maturity	0	1,000
Securities Available for Sale	878	814
Loans-Less Allowance for Loan Losses of $1,800 in 2009 and in 2008	59,634	58,302
Property, Equipment and Leasehold Improvements
(Net of Depreciation and Amortization)	5,940	6,141
Other Real Estate	3,099	2,012
Other Assets	673	1,598
TOTAL ASSETS	$92,930	$92,652

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	32,568	32,107
NOW Accounts	10,562	11,816
Money Market Accounts	4,258	3,772
Savings Accounts	20,791	20,780
Time Deposits, $100,000 and over	2,715	3,810
Other Time Deposits	8,551	6,802
TOTAL DEPOSITS	79,445	79,087
Notes Payable	1,144	1,144
Other Liabilities	652	968
TOTAL LIABILITIES	81,241	81,199

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
1,810,296 Shares Issued and Outstanding in 2010 1,837,089 Shares Issued and Outstanding in 2009	1,810	1,837
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2010 and 2009	179	179
Accumulated Other Comprehensive Income	514	471
Capital in Excess of Par - Retired Stock	195	190
Undivided Profits	8,777	8,641
Current Earnings	214	135
TOTAL SHAREHOLDERS' EQUITY	11,689	11,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$92,930	$92,652

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	Sept 30		Sept 30
(Amounts in Thousands)	2010	2009	2010	2009

INTEREST INCOME
Interest and Fees on Loans	$1,463	$1,475	$4,504	$4,537
Interest on Investment Securities	5	11	14	38
Interest on Federal Funds Sold	5	5	13	21
Interest on Certificates of Deposit	13	17	44	41
Total Interest Income	1,486	1,508	4,575	4,637
INTEREST EXPENSE
Interest on Deposits	91	109	270	291
Interest Expense on Notes Payable and Debentures	19	19	56	75
Total Interest Expense	110	128	326	366
NET INTEREST INCOME	1,376	1,380	4,249	4,271
Provision for Loan Losses	103	114	287	454
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,273	1,266	3,962	3,817
NON-INTEREST INCOME
Service Charges on Deposit Accounts	124	100	350	290
Cardholder & Other Credit Card Income	105	110	311	320
Other Operating Income	11	371	535	926
Total Non-interest Income	240	581	1,196	1,536
NON-INTEREST EXPENSE
Salaries and Employee Benefits	657	687	1,934	2,070
Occupancy Expense	264	247	799	776
Communications	56	55	162	168
Outsourcing Fees	318	315	1,027	1,045
Loan & Credit Card Expense	30	35	87	100
Professional Fees	86	55	206	166
ORE Expense	57	30	291	65
Other Operating Expense	177	236	423	623
Total Non-interest Expense	1,645	1,660	4,929	5,013

Income/(Loss) Before Tax Provision	(132)	187	229	340

Provision For Income Taxes	(36)	63	15	59

NET INCOME/(LOSS)	$(96)	$124	$214	$281

Earnings Per Share of Common Stock	$(0.53)	$0.69	$1.20	$1.57

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended
	Sept 30	Sept 30
(Amounts in thousands)	2010	2009

NET INCOME	$214	$281

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gains (Losses) on Investment Securities Available-for-Sale, Arising During the Period	22	(6)

COMPREHENSIVE INCOME	$236	$275

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30

(Amounts in thousands)	2010	2009
OPERATING ACTIVITIES
Net Income	$214	$281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	287	454
Depreciation and Amortization Expense	290	300
Amortization of Investment Security Premiums	-	(1)
Decrease in Deferred Income Taxes	(21)	3
(Gain) Loss on Sale of Other Real Estate	(395)	(9)
Decrease in Other Assets	925	143
Decrease in Other Liabilities and Accrued Interest	(315)	(579)
Net Cash Provided by Operating Activities	985	592

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity Investment Securities
Released at Maturity	4,000	2,000
Purchases of Held-to-Maturity Investment Securities	(3,000)	(1,000)
Purchases of Property and Equipment	(89)	(24)
Capitalized Construction Costs for ORE	(486)	-
Proceeds from Sale of Other Real Estate	395	70
Decrease (Increase) in Certificate of Deposit with other Banks	743	(5,447)
Net Increase in Loans	(2,219)	(3,309)
Net Cash Used in Investing Activities	(656)	(7,710)

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing and Interest Bearing Deposits	358	(1,792)
Preferred Stock Retired	(22)	(128)
Proceeds from Issuance of Long-Term Debt	-	1,000
Principal Payments on Long-Term Debt	-	(1,399)
Net Cash Provided by (Used) in Financing Activities	336	(2,319)

Net Increase (Decrease) in Cash and Cash Equivalents	665	(9,437)
Cash and Cash Equivalents - Beginning of Year	17,591	28,479
Cash and Cash Equivalents - End of Period	$18,256	$19,042

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

SUPPLEMENTAL DISCLOSURES:	2010	2009

Cash Paid During the Year for Interest	$261	$415
Cash Paid During the Year for Income Taxes	$(225)	$0
Market Value Adjustment for Unrealized (Loss) Gain on Securities Available-for-Sale	$33	$(9)
Additions to Other Real Estate Through Foreclosure	$601	$493

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

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009, are as follows (amounts in thousands):

	September 30, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$3,331	$3,331
Certificates of Deposit	4,451	4,451
Investment Securities	878	878
Loans	61,434	61,352
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$68,294	$68,212

Financial Liabilities:
Deposits	$79,445	$79,512

Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,269	$2,269
Credit Card Arrangements	15,352	15,352
	$17,621	$17,621

Index

	December 31, 2009
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$4,040	$4,040
Certificates of Deposit	5,194	5,194
Investment Securities	302	814
Loans	60,102	60,294
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$67,839	$68,543

Financial Liabilities:
Deposits	$79,087	$79,197

Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,627	$2,627
Credit Card Arrangements	16,758	16,758
	$19,385	$19,385

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (amounts in thousands):

September 30, 2010
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$878	$-	$878

Total	$-	$878	$-	$878

December 31, 2009
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$814	$-	$814

Total	$-	$814	$-	$814

Index

Subsequent Events

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2010 through the date these financial statements were issued.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2010 COMPARED WITH DECEMBER 31, 2009

BALANCE SHEET

Total assets at September 30, 2010 were $92,930,000 compared to $92,652,000 at December 31, 2009, for an increase of $278,000, or 0.30%.  Federal Funds Sold increased $375,000 from $14,550,000 at December 31, 2009 to $14,925,000 at September 30, 2010.  Certificates of Deposit decreased $744,000 from $5,194,000 at December 31, 2009 to $4,450,000 at September 30, 2010. This decrease was due to the inability to secure a good yield.  Investment securities show a decrease of $936,000 from $1,814,0000 at December 31, 2009 to $878,000 at September 30, 2010. Securities held to maturity decreased $1,000,000 due to bonds being called. Securities available for sale increased by $64,000 reflecting updated market values. Total loans increased $1,332,000, or 2.28%, to $59,634,000 at September 30, 2010 from $58,302,000 at December 31, 2009. This increase in the loan portfolio is due mainly to an increase in 1-4 residential loans of $1,915,000, an increase in construction loans of $223,000, an increase in commercial loans of $70,000, an increase in personal loans of $57,000 and an increase in customer overdrafts $92,000. These increases were offset by a decrease in commercial real estate loans of $10,000, a decrease in second mortgage loans of $79,000, a decrease in other real estate loans of $71,000 and a decrease in credit card loans of $865,000. The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank’s underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.

Total deposits increased $358,000, or 0.45%, to $79,445,000 at September 30, 2010 from $79,087,000 at December 31, 2009.  Total non-interest bearing deposits increased $461,000 and interest-bearing accounts decreased $103,000. The decrease of interest earning deposits was mainly attributable to a decrease in NOW accounts of $1,254,000, an increase in money market accounts of $486,000, an increase in savings accounts of $11,000 and an increase of $654,000 in time deposits.

Other liabilities decreased $316,000 from $968,000 at December 31, 2009 to $652,000 at September 30, 2010. This decrease is due mainly to a decrease in other liabilities, a decrease in deferred taxes and a decrease in accrued interest. These decreases were partially offset by an increase in deferred membership fees.

Shareholder’s Equity increased $236,000 from $11,453,000 at December 31, 2009 to $11,689,000 at September 30, 2010. This increase is due mainly to an increase in accumulated other comprehensive income of $43,000, net income for the nine months ended September 30, 2010 of $214,000 and an increase in capital in excess of par-retired Preferred Stock of $5,000. These increases were partially offset by a decrease in Preferred Stock of $27,000.

Index

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

INCOME

The Company’s net income for the nine months ended September 30, 2010 was $214,000, or $1.20 per share, a decrease of $67,000 from the Company’s total net income of $281,000, or $1.57 per share, for the same period last year.

Interest income decreased $62,000 for the nine months ended September 30, 2010 over the same period last year. Interest on federal funds sold decreased $8,000 primarily due to a decrease in the average interest rate paid from .16% at September 30, 2009 to .13% at September 30, 2010.  The average balance of federal funds sold decreased $4,384,000 from $17,395,000 at September 30, 2009 to $13,011,000 at September 30, 2010.  Interest on investment securities decreased $24,000 due mainly to a decrease in the average balance from $2,744,000 at September 30, 2009 to $2,437,000 at September 30, 2010. Interest in the loan portfolio decreased $33,000 due mainly to a decrease in the average interest rate of 10.53% at September 30, 2009 to 10.17% at September 30, 2010. The average balance of Certificates of Deposit purchased was $4,785,000 at an average interest rate of 1.23% for the nine months ended September 30, 2010 as compared to an average balance of Certificates of Deposit of $3,982,000 with an average interest rate of 1.37% for the nine months ended September 30, 2009.

Interest expense decreased $40,000 for the nine months ended September 30, 2010 over the same period last year.  This was caused primarily by a decrease in the average interest rate paid on interest-bearing deposits from .87% at September 30, 2009 to .77% as of September 30, 2010. The impact of the decrease in the average interest rate paid on interest-bearing deposits was partially offset by an increase in the average balance of interest bearing deposits from $44,513,000 at September 30, 2009 to $46,475,000 at September 30, 2010.  The average interest rate on interest-bearing liabilities decreased from 1.06% at September 30, 2009 to .91% at September 30, 2010.

Net interest income decreased $22,000 for the nine months ended September 30, 2010 compared to the same period last year.  Our interest rate spread increased from 6.52% at September 30, 2009 to 6.78% at September 30, 2010. The increase in the rate spread was due to an increase of .11% on the yield on interest-earning assets from 7.58% for the nine months ended September 30, 2009 to 7.69% for the nine months ended September 30, 2010, and a decrease of .15% on the average rate paid out on interest bearing liabilities from 1.06% paid for the nine months ended September 30, 2009 as compared to .91% paid during the nine months ended September 30, 2010.

Non-interest income decreased $340,000 between the nine month periods from $1,536,000 at September 30, 2009 to $1,196,000 at September 30, 2010.  Other income decreased $391,000 for the nine months ended September 30, 2010. This decrease is due mainly to a decrease in miscellaneous income of $814,000 pertaining to insurance proceeds relating to Hurricane Katrina that were not needed for repairs and recognized as miscellaneous income for the nine months ended September 30, 2009. This decrease was partially offset by an increase in gain on sale of ORE properties of $395,000 and increase of $38,000 in dividend income for the nine months ended September 30, 2010.

Non-interest expense decreased $84,000 for the nine month period of 2010 as compared to the same period last year.  Salaries and Employee Benefits decreased $136,000 from $2,070,000 at September 30, 2009 to $1,934,000 at  September 30, 2010.  This decrease was due mainly to a reduction in number of employees subsequent to the first quarter of 2009. Occupancy expense increased by $23,000 and communications decreased by $6,000.  Outsourcing fees decreased $18,000 and loan and credit card expense decreased $13,000 due mainly to a decrease in credit card sales.  Professional fees increased $40,000 due mainly to foreclosures occurring in 2010. ORE expenses increased $226,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due primarily to expenses associated with the repairs and remodeling of ORE properties. Other operating expenses decreased $200,000 primarily due to a decrease in bank stock taxes.

Index

THIRD QUARTER 2010 COMPARED WITH THIRD QUARTER 2009

INCOME

Net loss for the third quarter of 2010 was $(96,000), or $(0.53) per share, compared to $124,000, or $.69 per share, for the same period last year for a decrease of $220,000.

Interest income decreased $22,000 over the same period last year.  Interest on the loan portfolio decreased $12,000 from $1,475,000 at September 30, 2009 to $1,463,000 at September 30, 2010. This was caused mainly by an increase in the average balance from $58,580 at September 30, 2009 to $60,237 at September 30, 2010.

Interest on investment securities decreased $6,000 due mainly to a decrease in the yield on investment securities from 1.69% at September 30, 2009 to 0.81% at September 30, 2010.  Interest on certificates of deposit decreased $4,000 due mainly to a decrease in the interest rate of 1.38% in 2009 to 1.10% in 2010 and a decrease in the average balance from $4,918,000 to $4,746,000.

Interest expense decreased $18,000 for the three months ended September 30, 2010 over the same period last year.  This was caused by a decrease in the average interest rate paid on interest-bearing deposits from 0.96% at September 30, 2009 to .78% as of September 30, 2010. The impact of the decrease in the average interest rate paid on interest bearing deposits was partially offset by an increase in the average balance of interest-bearing deposits from $45,517,000 at September 30, 2009 to $46,577,000 at September 30, 2010.

Net interest income decreased $4,000 due primarily to a decrease in the interest earning assets average balances from $81,525,000 in 2009 to an average balance of $79,609,000 in 2010.

Non-interest income decreased $341,000 for the three month period ended September 30, 2010 compared to the prior year period. Cardholder and other credit card income decreased by $5,000. Other operating income decreased by $360,000 due mainly to insurance proceeds of $354,000 credited in the third quarter of 2009 to miscellaneous income for Hurricane Katrina repairs that were not needed and an ORE gain on sale of $9,000. These decreases were offset by an increase in deposit related fees of $24,000 due mainly to an increase in the fees collected on overdrawn accounts.

Non-interest expense decreased $15,000 for the three month period ended September 30, 2010 compared to the prior year period.  Occupancy expense increased $17,000 primarily due to a rent adjustment of $10,000 related to Katrina expenses, a utilities expense increase of $6,000 and an increase in equipment repairs of $1,000. Communications increase of $1,000, outsourcing fees increased $3,000, professional fees increased $31,000 due to higher legal fees on foreclosures and ORE increased $27,000 due to maintenance and repairs on the additional ORE properties. These increases were offset by a decrease in salaries and employee benefits of $30,000 due mainly to a reduction in the number of employees, a decrease in loan and credit card expenses of $5,000 and a decrease of $59,000 in other operating expenses primarily due to lower FDIC assessment of $46,000 a decrease in loss on litigation of $8,000 and a decrease in stationary, forms and supplies of $5,000.

The provision for income taxes decreased $99,000 compared to the same period last year from a provision of a liability of $63,000 at September 30, 2009 to a benefit of $36,000 at September 30, 2010.

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

BOL BANCSHARES, INC.

November 15, 2010	/s/ G. Harrison Scott
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting Officer of the Registrant)