Form 10-K
period 2010-12-31
BOL BANCSHARES INC
filed 2011-03-31
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

As of March 29, 2011, the aggregate market value of the voting common equity stock held by non-affiliates of the registrant was $1,963,895.  For this purpose, certain executive officers and directors are considered affiliates.

The number of shares of Common Stock outstanding as of March 29, 2011 was 179,145.

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

Index

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

Index

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

Index

Commercial Loans (Secured and Unsecured).  The Bank’s commercial loans consist of working capital loans, secured and unsecured lines of credit, and small equipment loans.

Credit Cards.  The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide.  As of December 31, 2010 the Bank held $6,321,000 in credit card debt.

The Bank has a number of proprietary accounts it services which is included above.  These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards.  The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due.  As of December 31, 2010 the Bank held $318,000 in proprietary accounts.

Territory Served and Competition
Market Area.  The market area for the Bank is defined in the Bank’s Community Reinvestment Act Statement as the greater New Orleans metropolitan area.  This area includes all of the City of New Orleans and surrounding Parishes.  The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.

Population.  The U.S. Census Bureau’s latest count on the population of New Orleans stands at 343,829 residents a slight increase than estimated. About 1.17 million residents were counted in 2010 in the seven-parish metropolitan area.

Competition.  The Bank competes with other commercial banks, savings and loan associations, credit unions, and other types of financial services providers in the New Orleans metropolitan area. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.

Economy.  While there is still a long way to go, considerable measurable progress is being made towards New Orleans region’s gradual economic recovery in the aftermath of the widespread devastation wreaked by Hurricanes Katrina (August 29, 2005) and Rita (September 24, 2005), thanks to the convergence of a number of factors; education reform, an influx of young entrepreneurial talent, a motivated labor force and a business-friendly government.

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

Index

Employees. As of December 31, 2010, the Bank had 67 full-time and approximately 11 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  The Bank considers its relationship with its employees to be very good.  The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan.  The Company has no employees who are not employees of the Bank.  See “Executive Compensation”.

Item 2 Description of Property.  In addition to its main office, the Bank has five branch locations and an operations center.  Set forth below is a description of the offices of the Bank.
Main Office.  The main office of the Company is located at 300 St. Charles Avenue in the central business district of New Orleans, Louisiana.  The building consists of approximately 13,100 square feet of office space, and parking is provided on the streets and commercial lots nearby.  The Bank occupies the ground floor and the fourth floor.  The second and third floors are leased to a single entity.  Rental income received is $2,543 per month.  The lease commenced December 15, 2003 and terminates on December 15, 2018.  The Bank owns the building.

Severn Branch.  The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana.  The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 100 cars.  Rental income received during 2010 and 2009 was $267,386 and $260,464, respectively.

Oakwood Branch.  The Oakwood Branch of the Bank is located in the Oakwood Shopping Center at 197 Westbank Expressway, Gretna, Louisiana.  The premise consists of approximately 3,730 total square feet of office space, which includes 1,560 square feet designated for its drive-in facility.  The Bank leases the lobby and drive-in facility from Oakwood Shopping Center, Ltd.  There was heavy storm damage to this shopping center and the Bank has relocated its branch to another location within the shopping center and reopened during the 4th quarter of 2007.  The lease will expire November 14, 2016 with a monthly lease amount of $13,905 per month.

Lapalco Branch.  The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana.  The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center.  The lease will expire March, 2017 with a monthly lease amount of $6,384 per month.

Gause Branch.  The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana.  The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars.  The Bank owns the building and underlying land upon which it is situated.  The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms.  Rental income received during 2010 totaled $70,931.

Index

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

Item 3 Legal Proceedings
Because of the nature of the banking industry in general, the Company and the Bank are each party from time to time to litigation and other proceedings in the ordinary course of business, none of which (other than those described below), either individually or in the aggregate, have a material effect on the Company’s and/or the Bank’s financial condition.  Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure have been posted and are reflected in the Company’s consolidated financial statements.

The following actions, however, have been brought against the Bank and, if the claimants were wholly successful on the merits, could result in significant exposure to the Bank:

1. The Bank is a defendant in a lawsuit involving the clearing of a safety deposit box at the Gause branch by a notary with authority from the court to do so in the succession of the owner of the box. This matter is pending on appeal to the First Circuit Court of Appeals in Baton Rouge. The appeal process has just begun and the matter will probably pend for at least 12 months. The appeal has absolutely no merit and its doubtful that the Bank has any exposure.

2.  The Bank entered into an agreement with a company for disaster protection.  The company had a contract to provide technical and physical backup in the event the Bank’s data systems were impaired by a natural disaster.  When Katrina hit, however, the company woefully failed to provide the services agreed and the Bank made a demand for payment of $901,992.50.  The Bank filed suit and the case resulted in a judgment in favor of the company. In May of 2010 a final settlement was reached and the Bank paid $90,000.

3.  The Bank originally sued for declaratory relief regarding the Bank’s right to suspend some of the lease payments made for the Oakwood branch due to damages caused by Katrina. The stay on this litigation is no longer applicable since the owner’s parent company has reorganized in the bankruptcy proceedings. Recently the owner’s parent company’s counsel made an offer to resolve this litigation on a business proposition. In this case there is no exposure and the matter is simply one of renegotiating the lease payment schedule to hopefully place as much of the payment at the tail of the lease.

Item 4 Submission of Matters to a Vote of Security Holders
There were no matters submitted, during the fourth quarter of fiscal year 2010 to a vote of security holders, through the solicitation of proxies.

Index

Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters
There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock.  There is no established trading market in the shares of Company Common Stock.  The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system.  Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock.  The following table sets forth the range of high and low sales prices of Company Common Stock since 2009, as determined by the Company based on trading records of Dorsey & Company.  The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company.  The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions.  Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade.  As of December 31, 2010, the Company had approximately 576 shareholders of record.  There were no dividends declared on the Company common stock for the years ended 2010 or 2009.

	2010		2009

	High	Low	High	Low
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	31.50	27.75	—	—
Fourth Quarter	—	—	32.00	25.65

No dividends were paid on shares of Company Common stock in 2010 or 2009.

Annual Shareholders Meeting
The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, on Tuesday April 12,2011 at 3:30 p.m.

Independent Auditors
LaPorte, Sehrt, Romig & Hand, 111 Veterans Memorial Blvd., Suite 600, Metairie, LA 70005-4958.

Item 6 MANAGEMENT’S DISCUSSION AND ANALYSIS
The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the “Company”) and its bank subsidiary, (the “Bank”) for the years ending December 31, 2010, 2009, and 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.

Index

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

Overview
The Company provides a full range of quality financial services in selected market areas.  As of December 31, 2010, the Company’s total assets were $94,376,000 as compared to $92,652,000 at December 31, 2009.  This is due to deposits returning to their pre-Katrina levels absent of FEMA and insurance proceeds.

Loans comprise the largest single component of the Bank’s interest-earning assets and provide a far more favorable return than other categories of earnings assets.  The Bank’s loans totaled $60,236,000, and $58,303,000 net of unearned discount and Allowance for Loan Losses at December 31, 2010, and 2009.  The Bank’s net interest margin was 6.86% for the year ended December 31, 2010 as compared to 6.79% for the year ended December 31, 2009.

Historically, credit card loans have been an important part of the Bank’s total loan portfolio.  However, the Bank has been diversifying its earning assets into commercial and installment loans.  At December 31, 2010, credit card loans were $6,321,000 and represented 10.49% of the Bank’s net loan portfolio of $60,236,000.

At December 31, 2009, credit card loans were $7,113,000 and represented 12.20% of the Bank’s loan portfolio of $58,303,000.

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

Results of Operations

Net Income - December 31, 2010 Compared to December 31, 2009

The Company’s net income for the year 2010 was $299,000, or $1.67 per share, an increase of $164,000, or an increase of $0.92 per share from the Company’s net income of $135,000 in 2009.

Net interest income which is total interest income (including fees) less total interest expense was $5,613,000 in 2010 compared to $5,627,000 in 2009.

Interest on earning assets decreased $51,000 from $6,111,000 in 2009 to $6,060,000 in 2010.  Interest income on investment securities decreased $25,000 from $34,000 earned in 2009 to $9,000 in 2010. This interest decrease was due to the yields derived on security investments falling from an average of 1.35% received in 2009 to an average interest rate of 0.42% in 2010.  In addition, due to the falling rates, the Bank reduced the average amount invested in securities from $2,510,000 in 2009 down to $2,036,000 in 2010, until such time as the market improves. Interest income generated by the loan portfolio decreased a total of $18,000 from $5,994,000 in 2009 to $5,976,000 in 2010, due to the decrease in rates charged from 10.09% in 2009 to 9.77% charged in 2010. Federal funds interest income decreased by $5,000 and certificate of deposits decrease by $3,000.

Index

Interest on deposits decreased $18,000 from $391,000 in 2009 to $373,000 in 2010.   This decrease resulted primarily from a decrease in the average rates paid on deposits from an average rate of 0.87% in 2009 to 0.79% in 2010, even with an increase in the average balance of interest bearing deposits from $44,654,000 in 2009 to $44,936,000 in 2010.

The provision for loan losses decreased $231,000 from $536,000 in 2009 to $305,000 in 2010. In 2010 Personal loans ended with a net charge-off of $6,736, Commercial loans had a net recovery of $22,168, Overdrafts had a net charge-off of $14,240 and Credit cards with a net charge-off of $305,879.

Non-interest income decreased $496,000 from $1,989,000 in 2009 to $1,493,000 in 2010. This decrease was due to a mix of a decrease in Other income of $929,000 due primarily to Katrina insurance proceeds remaining and taken into income in 2009 and a decrease of $13,000 in Cardholder income, Membership fees and Other commissions and fees. The overall decrease was offset by an increase in Service charges of $14,000, an increase in NSF charges of $47,000, and a net increase of $385,000 on income from ORE pertaining to the sale of three lots on Morrison Road.

Non-interest expense decreased $291,000.  The major components were a decrease of $150,000 in Salaries and Employee Benefits, a decrease in Insurance and Assessments of $44,000, a decrease in Miscellaneous Losses of $156,000 and a decrease in Other operating expenses of $241,000. The primary offset to the decreases were an increase in the maintenance, repairs and upkeep of ORE properties of $203,000, an increase in Professional fees of $30,000, an increase in Outsourcing fees of $30,000, an increase in Occupancy expense of $20,000 and Other expenses of $17,000.

The Company recognized an income tax benefit of $76,023 for 2010, as compared to income tax expense of $77,182 for 2009. The income tax benefit for 2010 was a result of an increase in the Company’s dividend received deduction, as well as adjustments to the Company’s current and deferred income tax liability accounts.

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

Index

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

Non-interest income increased $273,000 from $1,716,000 in 2008 to $1,989,000 in 2009.  This increase was due to a mix of an increase of $387,000 in the other miscellaneous income category, from $580,000 in 2008 due to a gain on the sale of Visa stock, to $967,000 in 2009 which consisted primarily of Katrina insurance proceeds remaining and taken into income, after all storm damage repairs were completed, and a decrease of $88,000 in service charge income from $505,000 in 2008 to $417,000 in 2009.  In addition, credit card fees decreased $70,000 from $294,000 in 2008 to $224,000 in 2009 and other credit card income decreased $87,000 from $492,000 in 2008 to $405,000 in 2009.  The decreases in credit card noninterest income are due to a decrease in outstanding credit card balances totaling approximately $1,575,000 from an average of $8,602,000 average outstanding in 2008 to an average of $7,027,000 outstanding in 2009.

Index

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

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the years 2010, 2009 and 2008.

TABLE 1 Average Balances, Interests and Yields

	2010				2009			2008
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

ASSETS
INTEREST-EARNING ASSETS:
Loans, net of Unearned income (1)(2)	61,173	5,976	9.77%	59,382	5,994	10.09%	57,456	6,460	11.24%
Certificates of Deposits	4,672	55	1.17%	4,294	58	1.35%	0	0	0.00%
Investment securities	2,036	9	0.42%	2,510	34	1.35%	3,957	108	2.73%
Federal funds sold	13,915	20	0.14%	16,677	25	0.15%	32,448	648	2.00%
Total Interest-Earning Assets	81,797	6,060	7.41%	82,863	6,111	7.37%	93,861	7,216	7.69%

Cash and due from banks	2,950			3,021			3,431
Allowance for loan Losses	(1,797)			(1,794)			(1,813)
Premises and equipment	6,003			6,332			6,811
Other Real Estate	2,812			1,398			1,077
Other assets	1,280			1,071			1,311
TOTAL ASSETS	93,045			92,893			104,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
Demand Deposits	15,402	89	0.58%	13,649	75	0.55%	15,802	150	0.95%
Savings deposits	20,753	75	0.36%	21,441	79	0.37%	22,918	215	0.94%
Time deposits	10,781	209	1.94%	9,564	238	2.49%	10,636	380	3.57%
Total Int-Bearing Deposits	46,936	373	0.79%	44,654	391	0.87%	49,356	745	1.51%

Long-Term debt	1,144	74	6.43%	1,410	94	6.65%	1,543	113	7.32%
Total Interest-Bearing Liabilities	48,080	447	0.93%	46,065	484	1.05%	50,899	858	1.69%

Non-interest-bearing deposits	32,274			33,967			40,168
Other liabilities	911			1,270			2,185
Shareholders’ equity	11,779			11,591			11,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	93,045			92,893			104,678
Net Interest Income		5,613			5,627			6,358
Net Interest Spread			6.48%			6.32%			6.00%
Net Interest Margin			6.86%			6.79%			6.77%
(1) Fee income relating to loans of $343,000 in 2010, $374,000 in 2009 and $513,000 in 2008 is included in interest income.
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

Table 2 Rate/Volume Analyses (1)

	2010 vs 2009			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)

	Due to Change in:			Due to Change in:
(Dollars in Thousands)	Rate	Volume	Total	Rate	Volume	Total

Net Loans	(199)	181	(18)	(682)	217	(466)
Cert of Deposits	(8)	5	(3)	58	0	58
Investment Securities	(19)	(6)	(25)	(35)	(40)	(74)
Federal Funds Sold	(1)	(4)	(5)	(308)	(315)	(623)
Total Interest Income	(227)	176	(51)	(967)	(138)	(1,105)

Deposits:
Demand Deposits	4	10	14	(56)	(20)	(76)
Savings Deposits	(1)	(3)	(4)	(122)	(14)	(136)
Time Deposits	(59)	30	(29)	(104)	(38)	(142)
Total Int-Bearing Dep	(56)	37	(19)	(282)	(72)	(354)
Long-Term Debt	(2)	(18)	(20)	(10)	(10)	(20)
Total Interest
Expense	(58)	19	(39)	(292)	(82)	(374)
Change in net interest income	(169)	157	(12)	(675)	(56)	(731)

Index

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

The interest rate sensitivity structure within the Company’s balance sheet at December 31, 2010, has a net interest sensitive asset gap of 28.54% when projecting out one year.  In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of -2.36%.  The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle.  Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

The following table illustrates the Bank’s interest rate sensitivity analysis at December 31, 2010, as well as the cumulative position at December 31, 2010:

TABLE 3 Asset/Liability and Gap Analysis

			December 31, 2010
	1-30	31-60	61-90	91-365	1 Year-	Over
	Days	Days	Days	Days	5 Years	5 Years	Total
(Dollars in Thousands)

Earning Assets

Securities-HTM	—	—	—	—	—	—	—

Securities - AFS	—	—	—	—	—	31	31

Loans	10,906	4,735	4,195	30,978	9,111	313	60,238

Cert of Deposits	990			2,715	498	—	4,203

Federal Funds sold	14,950	—	—	—	—	—	14,950

Total Earning Assets	26,846	4,735	4,195	33,693	9,609	344	79,422

Non Earning Assets	—	—	—	—	—	14,011	14,011

TOTAL ASSETS	26,846	4,735	4,195	33,693	9,609	14,355	93,433

Interest-Bearing Liabilities

Savings & Now accounts	31,853	—	—	—	—	—	31,853
Money market	3,705	—	—	—	—	—	3,705

CD’s < $100,000	604	781	394	3,481	5,002	—	10,262

CD’s > $100,000	441	206	—	1,335	1,174	—	3,156

Total Interest-
Bearing Liabilities	36,603	987	394	4,816	6,176	—	48,976
Non-Costing Liabilities	209	—	—	—	—	44,248	44,457

TOTAL LIABILITIES AND EQUITY	36,812	987	394	4,816	6,176	44,248	93,433

Interest Sensitivity Gap	(9,757)	3,748	3,801	28,877	3,433	344	30,446

Cumulative Gap	(9,757)	(6,009)	(2,208)	26,669	30,102	30,446
Cumulative Gap/
Total Assets	-10.44%	-6.43%	-2.36%	28.54%	32.22%	32.59%

Index

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

At December 31, 2010 and December 31, 2009 the allowance for possible loan losses was $1,800,000.  In 2010, the provision for loan losses was $305,000 compared to $536,000 in 2009.  Net charge-offs were $305,000 in 2010 compared to $536,000 in 2009.  Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 4 Allowance for Loan Losses

	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$1,800	$1,800
Charge-Offs:
Commercial	0	86
Real estate	4	57
Consumer	23	18
Credit Cards	477	540
Total Charge-offs	505	702
Recoveries:
Commercial	25	6
Real estate	1	1
Consumer	2	23
Credit Cards	171	137
Total Recoveries	200	167
Net charge-offs	305	536
Provision for loan losses	305	536

Balance at end of period	$1,800	$1,800
Ratio of net charge-offs during period to average loans outstanding	0.50%	0.90%
Allowance for possible loan losses as a percentage of loans	2.90%	2.99%

Non-interest Income
An important source of the Company’s revenue is derived from non-interest income.

For the year 2010 non-interest income decreased $496,000. This decrease was due to a mix of a decrease in Cardholder & Other Credit Card Income of $8,000, Other Comm & Fees of $7,000 and the largest being Other Income of $928,000 primarily due to Katrina insurance proceeds in the amount of $817,077 remaining after all storm damage repairs were completed. Offset by increases in Services Charges of $14,000, NSF Charges of $47,000 and Gain on Sale of ORE of $386,000 on the sale of three lots on Morrison Rd.

For the year 2009 non-interest income increased $273,000. This increase was due to a mix of an increase in the Other Income category, the largest being Katrina insurance proceeds in the amount of $817,077 remaining after all storm damage repairs were completed. Services Charges decreased by $37,000, NSF Charges by $62,000, Cardholder by $67,000 and Other Comm & Fees by $18,000.

Index

The following table sets forth the major components of non-interest income for the last two years.

TABLE 5 Non-interest Income

	December 31,
	2010	2009	$ Change
	(Dollars in Thousands)

Service Charges	214	200	14
NSF Charges	253	206	47
Gain on Sale of Securities	0	0	0
Cardholder & Other Cr Card Inc	423	431	(8)
Other Comm. & Fees	48	55	(7)
ORE Income	0	0	0
Gain on Sale of ORE	395	9	386
Gain on Insurance Settlement	0	0	0
Other Income	160	1,088	(928)

Total Non-interest Income	$1,493	$1,989	($496)

Non-interest Expense
The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.

For the year 2010 non-interest expense decrease $291,000. The major components were a decrease of $150,000 in Salaries and Employee Benefits, a decrease in Insurance and Assessments of $44,000, a decrease in Miscellaneous Losses of $242,000, a decrease in Other operating expenses of $119,000 and a decrease of $25,000 on all other expenses. The primary offset to the decreases were an increase in maintenance, repairs and upkeep of ORE properties of $ 201,000, an increase in Professional fees of $30,000, an increase in Outsourcing fees of $30,000, an increase in Occupancy expense of $20,000 and all other expenses of $8,000.

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

Index

The following table sets forth the major components of non-interest expense for the last two years:

TABLE 6 Non-interest Expenses

	December 31,
	2010	2009	$ Change
	(Dollars in Thousands)

Salaries & Benefits	2,615	2,765	(150)
Occupancy Expense	1,060	1,040	20
Estimated Loss (Recovery) Contingency	0	0	0
Loan & Credit Card Expense	116	126	(10)
Communications	216	219	(3)
Outsourcing Fees	1,352	1,322	30
Stationery, Forms & Supply	84	92	(8)
Professional Fees	287	257	30
Insurance & Assessments	181	225	(44)
Advertising Expense	11	2	9
Misc. Losses	3	245	(242)
Promotional Expenses	57	61	(4)
ORE Expenses	335	134	201
Other Operating Expense	261	380	(119)
Total Non-interest Expense	$6,577	$6,868	($291)

Provision for Income Taxes
The Company recognized an income tax benefit of $ 76,000 for 2010, as compared to income tax expense of $77,000 for 2009. The income tax benefit for 2010 was a result of an increase in the Company’s dividend received deduction, as well as adjustments to the Company’s current and deferred income tax liability accounts.

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

Index

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

Financing activity cash flows from deposits increased 1.88% to $80,577,000 in 2010 from $79,087,000 in 2009, or $1,490,000 and short term investments and other marketable assets decreased, resulting in a slight decrease in liquidity.  The Bank has unused sources of liquidity in the form of unused federal funds lines of $4,400,000 from a correspondent bank, and borrowing availability from the FRB discount window equal to the Bank’s principal amount of unpledged investment securities.  The Bank manages asset and liability growth through pricing strategies within regulatory capital constraints.  Management believes that its core deposit strength minimizes the risk of deposit runoff.

Loans
The loan portfolio is the largest category of the Bank’s earning assets.  The following table summarizes the composition of the loan portfolio for the last two years:

TABLE 7 Loans Net by Category

	2010	2009
	(Dollars in Thousands)

Real estate-mortgage	51,520	48,939
Commercial, financial, & agricultural	2,726	2,444
Consumer	1,191	1,371
Credit cards	6,321	7,113
Overdrafts	276	235

Loans	62,036	60,103

Less:
Allowance for possible loan losses	1,800	1,800
Loans, net	$60,236	$58,303

Index

At December 31, 2010 total loans outstanding, net of allowance for loan losses, were $60,236,000 and $58,303,000 at December 31, 2009.  Average total loans during 2010 increased $1,791,000, or 3.02%, to $61,173,000 from $59,382,000 at December 31, 2009.

The Bank experienced an increase of $2,581,000 in real estate loans from $48,939,000 in 2009 to $51,520,000 in 2010, which was offset by a decrease in credit card loans of $792,000, and a decrease in consumer loans of $180,000.

The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2010:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

	December 31, 2010
		Maturing
	Within	One To	Over
	One Year	5 Years	5 Years	Total
	(Dollars in Thousands)
Loan Maturity by Type
Real estate construction, land & land dev.	43,587	7,302	631	51,521
Commercial, financial & agricultural	2,291	436	0	2,726
All other loans	1,373	6,416	0	7,788
Total	$47,251	$14,154	$631	$62,036

Rate Sensitivity of Loans
Loans:
Fixed rate loans	43,554	14,154	631	58,339
Variable rate loans	1,421	0	0	1,421
Non-Accrual Loans	2,276	0	0	2,276
Total	$47,251	$14,154	$631	$62,036

As of December 31, 2010 and 2009, the Bank’s recorded investment in loans that are considered impaired totaled $2,276,000 and $1,158,000, respectively.

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

Non-performing assets at December 31, 2010 were $5,413,000 and $3,170,000 at December 31, 2009.  During 2010, non-accrual loans increased by $1,118,000 and other real estate owned increased $1,125,000 due to foreclosure on loans which defaulted.  At December 31, 2010, and 2009, there were no restructured loans.

The ratio of past due loans to total loans has increased from 2.60% at December 31, 2009 to 3.05% at December 31, 2010.  During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from a low of 5.10% at December 31, 2009, to a high of 8.31% at December 31, 2010.  The allowance for possible loan losses as a percent of net period-end loans decreased to 2.90% at December 31, 2010, compared to 2.99% at December 31, 2009.  Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.

When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year.  If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses.  The gross amount of interest income that would have been recorded on non-accrual loans, if all such loans had been accruing interest at the original contract rate, at December 31, 2010 was $222,000 compared to December 31, 2009 was $117,000.

TABLE 9 Non-performing Assets

	2010	2009
(Dollars in Thousands)

Non-accrual Loans	2,276	1,158
Restructured Loans	0	0
Other Real Estate Owned	3,137	2,012
Total Non-performing Assets	$5,413	$3,170
Loans past due 90 days or more	1,895	1,564
Ratio of past due loans to loans	3.05%	2.60%
Ratio of non-performing assets to loans and other real estate owned	8.31%	5.10%

Index

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

Table 10 Allocation of Allowance for Possible Loan Losses

	December 31, 2010		December 31, 2009
	Allowance	% *	Allowance	% *
	(Dollars in Thousands)
Non-accrual loans	255	3.67%	122	1.93%
Substandard/Impaired/Doubtful	1,042	4.02%	1,011	25.49%
Construction loans	—	0.00%	71	9.84%
Commercial, financial and agricultural	89	71.68%	151	41.86%
Consumer loans	15	9.99%	68	8.65%
Credit Cards	368	10.19%	364	11.83%
Overdrafts	31	0.45%	13	0.39%
Total	1,800		1,800

* Percentage of respective loan type to total loans.

Investment Securities
The Company’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives.  The Bank’s Board of Directors reviews such policy not less than annually.  The levels of taxable and tax-exempt securities and short-term investments reflect the Company’s strategy of maximizing portfolio yields while providing for liquidity needs.  The investment securities totaled $5,081,000 at December 31, 2010, and $6,008,000 at December 31, 2009.  The majority of the holdings are backed by U.S. Government or federal agency guarantees limiting the credit risks associated with these securities.  Although credit risks are minimal, interest rates and their respective interest income is subject to risk due to fluctuating interest rates.  The average maturity of the securities portfolio was one year or less at December 31, 2010.  At year-end 2010, $878,000 of the Company’s investment securities were classified as available-for-sale, compared to $814,000 at December 31, 2009.  The gross unrealized holding gains on these securities at December 31, 2010 were $576,000 and $512,000 at December 31, 2009.

Index

There were no investments and no obligations of any one state or municipality at December 31, 2010, or 2009.

At December 31, 2010, and 2009 the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.

The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities

		December 31,
	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)

Certificate of Deposit	4,203	4,203	5,194	5,194
U.S. Treasury securities and obligations of U.S. government corporations and agencies	—	—	1,000	1,000
Other investments	302	878	302	814
Total	$4,505	$5,081	$6,496	$7,008

TABLE 12 Securities Maturities and Yields

	December 31, 2010
	Amortized	Fair	Average
	Cost	Value	Yield (2)
(Dollars in Thousands)

Available-for-Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies
Due in 1 year or less	—	—	0.00%
Due 1-5 years	—	—	0.00%
Total	—	—	0.00%

Held-to-Maturity
Certificate of Deposit
Due in 1 year or less	4,203	4,203	1.03%
U.S. Treasury securities and obligations of U.S. government corporations and agencies
Due in 1 year or less	—	—	0.00%
Due 1-5 years
Total	$4,203	$4,203	1.03%

Index

Below is a table of equity securities at fair value that are included in Investment Securities at December 31, 2010 (dollars in thousands):

TABLE 13 Other Securities

Mississippi River Bank	765
Liberty Financial Services, Inc.	82
Business Resource Capital	20
MasterCard International	11
Total Other Securities	$878

Deposits
Total deposits at December 31, 2010 were $80,577,000 which represented an increase of $1,490,000, or 1.88%, from $79,087,000 at December 31, 2009.  During 2010, interest bearing deposits increased by $1,730,000.  Core deposits, the Bank’s largest source of funding, consist of all interest bearing and non-interest bearing deposits except certificates of deposits over $100,000.  Core deposits are obtained from a broad range of customers.  Average core deposits increased $592,000, or .78%, to $76,156,000 from $75,564,000 in 2009.  Average market rate core deposits, primarily CD’s of less than $100,000 and money market accounts, increased $2,182,000 from $9,448,000 in 2009 to $11,630,000 in 2010.

Non-interest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts.  Average non-interest bearing demand deposits represented 42.38% of average core deposits in 2010 compared to 44.95% in 2009.

The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 14 Selected Statistical Information

		December 31,
	2010		2009
	Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Non-interest-bearing Deposits	$32,274	N/A	$33,967	N/A
Interest-bearing Demand Deposits	15,402	0.58%	13,649	0.55%
Savings Deposits	20,753	0.36%	21,441	0.37%
Time Deposits	10,781	1.94%	9,564	2.49%
Total Average Deposits	$79,210		$78,621

Index

The composition of average deposits for the last two years is presented below:

TABLE 15 Deposit Composition

DEPOSIT COMPOSITION
	December 31,
	2010		2009
		(Dollars in Thousands)
	Average	% Of	Average	% Of
	Balances	Deposits	Balances	Deposits
Demand, non-interest-bearing	32,274	40.75%	33,967	43.20%
NOW accounts	11,499	14.52%	10,708	13.62%
Money market deposit accounts	3,903	4.93%	2,941	3.74%
Savings accounts	20,753	26.20%	21,441	27.27%
Other time deposits	7,727	9.75%	6,507	8.28%
Total core deposits	76,156	96.14%	75,564	96.11%
Certificates of deposit of $100,000 or more	3,055	3.86%	3,057	3.89%
Total deposits	$79,210	100.00%	$78,621	100.00%

The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

Index

TABLE 16 Maturity Distribution of Time Deposits $100,000 or More
	December 31,
	2010	2009
	(Dollars in Thousands)

Three months or less	1,130	1,130
After three months through one year	2,302	2,302
Over one year through three years	378	378
Total	$3,810	$3,810

Other Assets and Other Liabilities
Other Assets decreased $316,000 in 2010, due primarily to the decrease in prepaid FDIC assessments. During 2009 the FDIC required institutions to prepay three years worth of assessments.

   Other Liabilities decreased $49,000 in 2010. This decrease was primarily due to an overall decrease of our accrued expenses.

The following are summaries of other assets and other liabilities for the last two years:

TABLE 17 Other Assets & Other Liabilities

Other Assets	December 31,
	2010	2009
(Dollars in Thousands)

Interest Receivable	254	268
Prepaid Expenses	602	807
Accounts Receivable	161	131
Cash Surrender Value	167	183
Other Assets	8	119
Total Other Assets	$1,192	$1,508

Other Liabilities	December 31,
	2010	2009
(Dollars in Thousands)

Accrued Expenses Payable	132	290
Deferred Membership Fees	13	14
Blanket Bond Fund	50	50
Other Liabilities	112	2
Total Other Liabilities	$307	$356

Index

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

Shareholders’ Equity
Shareholders’ equity at December 31, 2010 was $11,773,000, an increase of $320,000, or 2.79%, from $11,453,000 at December 31, 2009, and amounted to 12.47% of total assets.  Realized shareholders’ equity which includes preferred and common stock, capital in excess of par, and retained earnings increased $278,000, or 2.53%, to $11,259,000 at December 31, 2010 from $10,982,000 at December 31, 2009.

During 2010, the increase in shareholder’s equity was primarily attributable to net income of $299,000, partially offset by a decrease in Preferred Stock of $27,000, and an increase in capital in excess of par-retired Preferred Stock of $5,000.  In addition, there was an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $42,000.

No dividends were paid on shares of Company Common Stock in 2010 or 2009.

The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements.  The Company’s internal capital growth rate (net income less dividends declared as a percentage of total shareholders’ equity) for 2010 was 2.54% compared to 1.18% in 2009.  The ratio of average shareholders’ equity to average assets was 12.66% and 12.48% in 2010 and 2009, respectively.

At December 31, 2010, the Company’s primary capital ratio as defined by the FRB was 13.59%, compared to 13.53% in 2009.  The total capital ratio was 13.59% at December 31, 2010, and 13.53% in 2009, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.

The Bank’s leverage ratio (Tier 1 capital to total assets) at December 31, 2010, was 12.83% compared to 13.06% at December 31, 2009, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.

Index

The Company’s ratios are in excess of the FRB’s requirements, as indicated in the Capital Adequacy schedule below:

	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Tier I capital
Actual	$12,096	18.58%	$11,856	18.32%
Minimum	2,603	4.00%	2,520	4.00%
Excess	9,493	14.58%	9,336	14.32%
Total risk-based capital
Actual	12,922	19.85%	12,677	19.59%
Minimum	5,207	8.00%	5,035	8.00%
Excess	7,715	11.85%	7,642	11.59%
Tier I capital leverage ratio
Actual	12,096	12.83%	11,856	13.06%
Minimum	3,771	4.00%	4,180	4.00%
Excess	8,325	8.83%	7,676	9.06%

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

Index

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

Index

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

Index

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

A copy of the Company’s code of ethics may be obtained by writing to:

Bank of Louisiana
Accounting Department
300 St. Charles Avenue
New Orleans, LA 70130-3104

Index

Community Reinvestment Act (CRA)
In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and populations.

The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community.  The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.”  The Bank has received a “satisfactory” rating from the FDIC.

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

Index

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

Index

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

Index

To the Board of Directors
BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. (the Company) and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

A Professional Accounting Corporation

Metairie, Louisiana
March 5, 2011
111 Veterans Memorial Boulevard, Suite 600, Metairie, LA 70005  •  504.835.5522  •  Fax 504.835.5535
5100 Village Walk, Suite 300, Covington, LA 70433-4012  •  985.892.5850  •  Fax 985.892.5956
Town Hall West, 10000 Perkins Rowe, Ste. 200, Baton Rouge, LA 70810-1797  •  225.296.5150  •  Fax 225.296.5151
www.laporte.com

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2010	2009

Cash and Cash Equivalents
Cash and Due from Banks	$3,833,920	$3,040,757
Treasury Bills	—	999,655
Federal Funds Sold	14,950,000	14,550,000

Total Cash and Cash Equivalents	18,783,920	18,590,412

Investment Securities
Certificates of Deposit with Other Institutions	4,203,007	5,193,897
Securities Available-for-Sale, at Fair Value	878,100	814,300
Loans - Less Allowance for Loan Losses of $1,800,000 in 2010 and 2009	60,236,121	58,302,510
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,855,711	6,141,196
Other Real Estate	3,137,074	2,011,887
Other Assets	1,191,997	1,507,973
Letters of Credit	90,120	90,120

Total Assets	$94,376,050	$92,652,295

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2010	2009

LIABILITIES
Deposits
Non-Interest Bearing	$31,866,902	$32,107,271
Interest Bearing	48,709,841	46,980,059
Notes Payable	1,144,201	1,144,201
Other Liabilities	306,562	355,635
Deferred Taxes	380,652	382,185
Letters of Credit Outstanding	90,120	90,120
Accrued Interest	104,980	139,842

Total Liabilities	82,603,258	81,199,313

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $1
1,810,296 Shares Issued and Outstanding in 2010
1,837,089 Shares Issued and Outstanding in 2009	1,810,296	1,837,089
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2010 and 2009	179,145	179,145
Accumulated Other Comprehensive Income	513,305	471,191
Capital in Excess of Par - Retired Stock	195,205	189,846
Retained Earnings	9,074,841	8,775,711

Total Stockholders’ Equity	11,772,792	11,452,982

Total Liabilities and Stockholders’ Equity	$94,376,050	$92,652,295

The accompanying notes are an integral part of these consolidated financial statements.

Index

	For the Years Ended December 31,
	2010	2009	2008

INTEREST INCOME	$6,059,698	$6,110,909	$7,215,507

INTEREST EXPENSE	447,238	484,314	857,525

Net Interest Income	5,612,460	5,626,595	6,357,982

PROVISION FOR LOAN LOSSES	304,688	535,543	256,622

Net Interest Income After Provision for Loan Losses	5,307,772	5,091,052	6,101,360

OTHER INCOME
Service Charges on Deposit Accounts	476,647	416,897	505,009
Gain on Katrina Insurance Recovery	—	817,077	—
Other Non-Interest Income	1,016,014	755,246	1,211,079

Total Other Income	1,492,661	1,989,220	1,716,088

OTHER EXPENSES
Salaries and Employee Benefits	2,615,106	2,764,527	2,696,966
Occupancy Expense	1,059,723	1,040,332	1,143,742
Other Non-Interest Expense	2,902,497	3,063,055	2,815,263

Total Other Expenses	6,577,326	6,867,914	6,655,971

INCOME BEFORE INCOME TAX EXPENSE	223,107	212,358	1,161,477

INCOME TAX (BENEFIT) EXPENSE	(76,023)	77,182	437,391

NET INCOME	$299,130	$135,176	$724,086

EARNINGS PER SHARE OF COMMON STOCK	$1.67	$0.75	$4.04

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009	2008

NET INCOME	$299,130	$135,176	$724,084

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized Holding Gains (Losses) on Investment Securities Available-for-Sale, Arising During the Period	42,114	(5,726)	54,983

OTHER COMPREHENSIVE INCOME (LOSS)	42,114	(5,726)	54,983

COMPREHENSIVE INCOME	$341,244	$129,450	$779,067

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated	Capital In
			Other	Excess of
	Preferred	Common	Comprehensive	Par	Retained
	Stock	Stock	Income	Retired Stock	Earnings	Total

BALANCE - January 1, 2008	$2,081,857	$179,145	$421,934	$140,892	7,916,449	10,740,277

Preferred Stock Retired	(84,497)	—	—	16,900	—	(67,597)

Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	54,983	—	—	54,983

Net Income for the Year 2008	—	—	—	—	724,086	724,086

BALANCE - December 31, 2008	1,997,360	179,145	476,917	157,792	8,640,535	11,451,749

Preferred Stock Retired	(160,271)	—	—	32,054	—	(128,217)

Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	(5,726)	—	—	(5,726)

Net Income for the Year 2009	—	—	—	—	135,176	135,176

BALANCE - December 31, 2009	1,837,089	179,145	471,191	189,846	8,775,711	11,452,982

Preferred Stock Retired	(26,793)	—	—	5,359	—	(21,434)

Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	42,114	—	—	42,114

Net Income for the Year 2010	—	—	—	—	299,130	299,130

BALANCE - December 31, 2010	$1,810,296	$179,145	$513,305	$195,205	$9,074,841	$11,772,792

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008

OPERATING ACTIVITIES
Net Income	$299,130	$135,176	$724,086
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	304,688	535,543	256,622
Depreciation and Amortization Expense	384,632	399,722	425,495
Deferred Income Taxes	(23,222)	257,523	179,939
Gain on Sale of Other Real Estate	(394,997)	—	—
Decrease (Increase) in Other Assets	315,976	(630,415)	46,723
Decrease in Other Liabilities and Accrued Interest Payable	(83,935)	(862,458)	(1,867,090)

Net Cash Provided by (Used in) Operating Activities	802,272	(164,909)	(234,225)

INVESTING ACTIVITIES
Decrease (Increase) in Certificates of Deposit with Other Institutions	990,890	(5,193,897)	—
Proceeds from Held-to-Maturity Investment Securities Released at Maturity	—	2,001,349	5,998,651
Proceeds from Sale or Disposal of Property and Equipment	—	592	—
Purchases of Property and Equipment	(99,147)	(25,148)	(18,808)
Proceeds from Sale of Other Real Estate	395,000	—	—
Net Increase in Loans	(3,363,486)	(4,088,977)	(161,726)

Net Cash (Used in) Provided by Investing Activities	(2,076,743)	(7,306,081)	5,818,117

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2010	2009	2008

FINANCING ACTIVITIES
Net Increase (Decrease) in Non-Interest Bearing and Interest Bearing Deposits	1,489,413	(1,889,979)	(8,689,105)
Preferred Stock Retired	(21,434)	(128,217)	(67,597)
Proceeds from Issuance of Long-Term Debt	—	1,000,000	—
Principal Payments on Long-Term Debt	—	(1,399,000)	—

Net Cash Provided by (Used in) Financing Activities	1,467,979	(2,417,196)	(8,756,702)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	193,508	(9,888,186)	(3,172,810)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	18,590,412	28,478,598	31,651,408

CASH AND CASH EQUIVALENTS - END OF YEAR	$18,783,920	$18,590,412	$28,478,598

SUPPLEMENTAL DISCLOSURES:
Additions to Other Real Estate Through Foreclosure	$1,125,187	$858,963	$117,000

Cash Paid During the Year for Interest	$482,100	$506,903	$1,050,869

Cash Paid During the Year for Income Taxes	$—	$—	$425,000

Market Value Adjustment for Unrealized Gain on Securities Available-for-Sale	$63,800	$(8,676)	$83,308

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

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through a provision for loan losses charged to expenses.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Accrual of interest is discontinued and accrued interest is charged off on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful.

Index

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

The Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements.  The average amount of the required reserve balance was approximately $955,000 and $1,113,769 for the years ended December 31, 2010 and 2009, respectively.

NON-DIRECT RESPONSE ADVERTISING
The Bank expenses advertising costs as incurred.

Index

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition.  Acquisition related costs are to be expensed as incurred.  Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  This authoritative guidance became effective for business combinations closing on or after January 1, 2009.

In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its financial statements.

In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets.  In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its financial statements.

Index

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is effective for the Company on January 1, 2011.  The remaining disclosure requirements and clarifications made by the new guidance became effective January 1, 2010 with no impact on its financial statements.

In July 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses.  Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans.  The Company adopted this guidance on December 31, 2010, with no impact on its financial statements except for additional financial statement disclosures.

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not  that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance will be effective on January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB.  The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.

Index

NOTE B
OTHER REAL ESTATE
The Bank has acquired various parcels of real estate in connection with the default and foreclosure on certain loans.  These properties, which are held for sale, are recorded on the Bank’s records at the lower of the loan balance or net realizable value.  Any difference is charged to the allowance for loan losses in the year of foreclosure.

The net income (expense) from Other Real Estate totaled $59,392 in 2010, ($124,855) in 2009, and ($34,500) in 2008.

NOTE C
LOANS
Major classifications of loans are as follows:

	December 31,
	2010	2009

Real Estate Mortgages:
Residential 1-4 Family	$19,541,387	$16,112,751
Commercial	20,281,907	20,115,147
Construction	9,023,499	9,667,745
Second Mortgages	948,686	1,224,181
Other	1,724,934	1,819,219

	51,520,413	48,939,043

Commercial	2,726,278	2,443,637
Personal	1,191,139	1,370,976
Credit Cards	6,321,359	7,112,566
Overdrafts	276,932	236,288

	62,036,121	60,102,510
Allowance for Loan Losses	1,800,000	1,800,000

	$60,236,121	$58,302,510

The following is a classification of loans by rate and maturity: (Dollar amounts in thousands)

	December 31,
	2010	2009
Fixed Rate Loans:
Maturing in 3 Months or Less	$13,785	$12,358
Maturing Between 3 and 12 Months	29,769	31,412
Maturing Between 1 and 5 Years	14,154	13,113
Maturing After 5 Years	631	690

	58,339	57,573

Index

NOTE C
LOANS (Continued)

	December 31,
	2010	2009
Variable Rate Loans:
Maturing Quarterly or More Frequently	723	622
Maturing Between 3 and 12 Months	698	—
Maturing Between 3 and 12 Months	—	749
Non-Accrual Loans	2,276	1,159
	62,036	60,103
Less: Allowance for Loan Losses	1,800	1,800

Net Loans	$60,236	$58,303

Loans are considered past due of the required principal and interest payments have not been received as of the date of such payments were due.  Loans are placed on non-accrual status, when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.

Non-accrual loans, segregated by class of loans, as of December 31, 2010 and 2009, are as follows:

	December 31,
	2010	2009

Real Estate	$2,264,423	$1,157,800
Commercial	—	—
Personal	11,793	—
Credit Cards	—	—
Overdrafts	—	—

Total	$2,276,216	$1,157,800

Index

NOTE C
LOANS (Continued)

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2010 is as follows:

	Loans	Loans				Accruing
	30-89	90 or More	Total			Loans 90 or
	Days	Days	Past Due	Current	Total	More Days
	Past Due	Past Due	Loans	Loans	Loans	Past Due

Real Estate	$2,508,894	$3,881,653	$6,390,547	$45,129,866	$51,520,413	$1,617,230
Commercial	461,279	1,441	462,720	2,263,558	2,726,278	1,441
Personal	62,838	22,493	85,331	1,105,808	1,191,139	10,700
Credit Cards	129,317	55,518	184,835	6,136,524	6,321,359	55,518
Overdrafts	3,800	210,101	213,901	63,031	276,932	210,101

Total	$3,166,128	$4,171,206	$7,337,334	$54,698,787	$62,036,121	$1,894,990

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of December 31, 2010 are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate	$4,750,186	$—	$4,750,186	$4,750,186	$925,983
Commercial	7,303	—	7,303	7,303	820
Personal	108,894	—	108,894	108,894	5,362
Credit Cards	—	—	—	—	—
Overdrafts	205,751	—	205,751	205,751	30,863

Total	$5,072,134	$—	$5,072,134	$5,072,134	$963,028

As of December 31, 2009, the Company’s recorded investment in loans that are considered impaired totaled $10,869,535.  Specific allowances pertaining to impaired loans totaled $1,220,967 at December 31, 2009.

Index

NOTE D
NON-PERFORMING ASSETS
Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure.  These assets are included on the accompanying consolidated balance sheets under the account caption, “Other Real Estate,” and amount to $3,137,074 at December 31, 2010, and $2,011,887 at December 31, 2009.

Loans are placed on non-accrual status when, in management’s opinion, the collection of additional interest is questionable.  Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

At December 31, 2010, $2,276,218 of loans were in non-accrual status and $116,198 of interest was foregone in the year then ended.  At December 31, 2009, $1,157,800 of loans were in non-accrual status and $140,064 of interest was foregone in the year then ended.  Interest income recognized on non-accrual loans totaled $-0- during the years ended December 31, 2010, 2009 and 2008.

NOTE E
INVESTMENT SECURITIES
There were no securities classified as held-to-maturity at December 31, 2010 or at December 31, 2009.

Securities available-for-sale consisted of the following:

December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity Securities	$302,180	$575,920	$—	$878,100

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity Securities	$302,180	$512,120	$—	$814,300

A summary of the Bank’s pledged securities as of December 31, 2010 and 2009, are as follows:

	2010	2009

Pledged to Secure Public Funds	$—	$500,000
Pledged to Secure Treasury Tax and Loan Accounts	—	500,000

Index

NOTE F
INCOME TAXES
The components of the provision for income tax expense (benefit) are:

	2010	2009	2008

Current	$(36,244)	$(193,165)	$257,189
Deferred	(23,226)	270,347	180,202

Total (Benefit) Provision for Income Tax	$(59,470)	$77,182	$437,391

A reconciliation of income tax at the statutory rate to income tax expense at the Company’s effective rate is as follows:

	2010	2009	2008

Computed Tax Expense (Benefit) at the Expected Statutory Rate	$75,856	$72,202	$394,902
Katrina Tax Credits	(2,164)	(35,513)	(63,060)
Other Adjustments	(133,162)	40,493	105,549

Income Tax Expense for Operations	$(59,470)	$77,182	$437,391

Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes.  Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

The major temporary differences, which created deferred tax assets and liabilities, are as follows:

	2010	2009

Deferred Tax Assets:
Other Real Estate	$199,748	$199,748
Allowance for Loan Loss	195,757	195,757
Expenses Accrued for Books	—	71,400

Total Deferred Tax Assets	395,505	466,905
Deferred Tax Liabilities:
Section 481A Adjustment - Prepaid Expenses	(84,563)	(148,397)
Unrealized Gain on Securities	(245,509)	(223,817)
Fixed Assets	(446,085)	(476,876)

Total Deferred Tax Liabilities	(776,157)	(849,090)

Net Deferred Tax Liability	$(380,652)	$(382,185)

Index

NOTE F
INCOME TAXES (Continued)

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for neither the years ended December 31, 2010 and 2009, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

The Company files U.S. federal income tax returns and a Louisiana state income tax return. Returns filed in these jurisdictions for tax years ended on or after December 31, 2007 are subject to examination by the relevant taxing authorities.  The Company is not currently under examination by any taxing authority.  As of December 31, 2010 and 2009, the Company had no uncertain tax positions.

NOTE G
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,
	2010	2009

Furniture and Equipment	$2,762,402	$2,683,978
Bank Owned Vehicles	62,491	62,491
Leasehold Improvements	460,980	440,254
Land	1,092,425	1,092,425
Buildings	5,859,133	5,859,133
	10,237,431	10,138,281
Less: Accumulated Depreciation and Amortization	4,381,720	3,997,085

Total Property, Equipment and Leasehold Improvements, Net	$5,855,711	$6,141,196

Depreciation and amortization expense aggregated $384,632 in 2010, $399,722 in 2009, and $425,495 in 2008.

Index

NOTE H
ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 are as follows:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Beginning Balance	$1,229,554	$125,487	$67,616	$360,976	$13,033	$3,334	$1,800,000

Provision for Possible Loan losses	(256,220)	(105,250)	(43,117)	312,444	32,382	364,449	304,688

Charge-Offs	(4,371)	—	(6,736)	(476,737)	(16,704)	—	(504,548)
Recoveries	1,489	25,050	—	170,861	2,460	—	199,860

Net Charge-Offs	(2,882)	25,050	(6,736)	(305,876)	(14,244)	—	(304,688)

Ending Balance	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Period-End Amount Allocated To:
Loans Individually Evaluated for Impairment	$925,985	$820	$5,363	$—	$30,862	$—	$963,030
Loans Collectively Evaluated for Impairment	44,467	44,467	12,400	367,544	309	367,783	836,970

Ending Balance	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan type.

Changes in the allowance for loan losses for the year ended December 31, 2009 are as follows:

Balance - January 1, 2009	$1,800,000
Provision Charged to Operations	535,543
Loans Charged Off	(702,043)
Recoveries	166,500

Balance - December 31, 2009	$1,800,000

From a credit risk standpoint, the Company classifies it loans in one four categories:  (i) pass, (ii) watch, (iii) substandard or (iv) doubtful.

The classification of loans reflect a judgment about the risks of default and loss associated with the loan.  The Company reviews the ratings on credits monthly.  Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period.  The methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Index

NOTE H
ALLOWANCE FOR LOAN LOSSES (Continued)

Credits rated watch show clear signs of financial weakness or deterioration in credit worthiness; however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term.  Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been jeopardized by reason of adverse trends or developments in financial, managerial, economic or political nature, or important weaknesses exist in collateral.  Corrective action is required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower.  Credit exposure becomes more likely in such credits.

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt.  Based upon available information, positive action by the Company is required to avert or minimize loss.  Credits rated doubtful are generally also placed on nonaccrual.

At December 31, 2010, the following table summarizes the Company’s internal ratings of its loans:

	Real			Credit
	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$44,399,289	$1,546,798	$1,082,245	$6,321,359	$—	$53,349,691
Watch	2,382,733	1,160,384	—	—	71,181	3,614,298
Substandard	2,473,968	7,303	108,894	—	205,751	2,795,916
Doubtful	2,264,423	11,793	—	—	—	2,276,216

Totals	$51,520,413	$2,726,278	$1,191,139	$6,321,359	$276,932	$62,036,121

NOTE I
STOCKHOLDERS’ EQUITY

PREFERRED STOCK
8%, non-cumulative, non-participating, non-convertible, par value $1; 3,000,000 shares authorized, 1,810,296 shares issued and outstanding in 2010, and 3,000,000 shares authorized, 1,837,089 shares issued and outstanding in 2009.  Preferred stock ranks prior to common stock as to dividends and liquidation.

COMMON STOCK
Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2010 and 2009.

Index

NOTE I
STOCKHOLDERS’ EQUITY (Continued)

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

NOTE J
EARNINGS PER COMMON SHARE
Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2010, 2009 and 2008.  There was no provision for dividends for the years ended December 31, 2010, 2009 or 2008.

NOTE K
CONTINGENT LIABILITIES AND COMMITMENTS
The Bank’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit.  A summary of the Bank’s commitments and contingent liabilities are as follows:

	2010	2009

Credit Card Arrangements	$14,625,844	$16,758,000
Commitments to Extend Credit	1,762,870	2,627,000

Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated balance sheets.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

The Bank, in the course of conducting its business, becomes involved as a defendant or plaintiff in various lawsuits.  In 2009 and early 2010, the Bank was a defendant in a lawsuit filed by a disaster protection company for bills received post Hurricane Katrina.  During 2008, the matter was tried before a judge and a verdict of approximately $84,000 was issued against the Bank.  The company also sued the Bank for legal fees incurred as a result of the case.  The Bank was exposed to $90,000 which had been charged to operations in the accompanying consolidated financial statements for 2009.  In May of 2010, a settlement was reached and the Bank received a refund of approximately $18,000.

Index

NOTE K
CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

In August 2005, Hurricane Katrina impacted the New Orleans area.  Several of the Bank’s branches sustained significant damage as a result of the hurricane.  In addition, due to concessions made to customers to facilitate the timely processing of transactions, the Bank has estimated that it has sustained losses.  As a result of these losses, the Bank received approximately $2,090,000 of insurance proceeds.  Due to the uncertainty of the financial impact of Katrina, these proceeds were recorded as an escrow account on the balance sheet of the Bank.  Impairment losses and expenditures associated with repairs to the Bank’s facilities were applied against this account.  During 2009, the Bank recognized into income the remaining balance in the escrow account, which totaled approximately $817,000.

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

	2010	2009

Balance - January 1	$1,186,284	$1,072,451
New Loans Made	508,722	372,791
Repayments	(617,704)	(258,958)

Balance - December 31	$1,077,302	$1,186,284

During the years ended December 31, 2010, 2009, and 2008, legal fees paid to a director totaled $8,795, $12,352 and $55,754, respectively.

At December 31, 2010 and 2009, amounts due to Directors of the Company, including accrued interest, totaled $152,655 and $173,081, respectively. These amounts, which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum.  Of the debentures payable at December 31, 2010 and 2009, $105,000 were to Directors of the Company (see Note S).

Index

NOTE M
LEASES
The Bank leases office space under agreements expiring in various years through December 31, 2016.  In addition, the Bank rents office space on a month-to-month basis from non-related groups.

The total minimum rental commitment at December 31, 2010, under the leases is due as follows:

December 31,
2011	$177,551
2012	179,416
2013	181,281
2014	183,146
2015	185,011
Thereafter	172,889

$1,079,294

For the years ended December 31, 2010, 2009 and 2008, $243,701, $227,714 and $233,635 was charged to rent expense, respectively.

The Bank is the lessor of office space under operating leases expiring in various years through 2018.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2010, are:

December 31,
2011	$181,925
2012	88,229
2013	66,573
2014	30,522
2015	30,522
Thereafter	90,294

$488,065

NOTE N
LETTERS OF CREDIT
Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so.  These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions.  Outstanding letters of credit were $90,120 as of December 31, 2010 and 2009.  Of the $90,120 in letters of credit at December 31, 2010 and 2009, $57,700 was secured by real property, $7,420 was secured by cash and $25,000 was unsecured.  All of the letters of credit are scheduled to mature in 2011.

Index

NOTE O
INTEREST BEARING DEPOSITS
Major classifications of interest bearing deposits are as follows:

	December 31,
	2010	2009

NOW Accounts	$11,184,196	$11,815,842
Money Market Accounts	3,948,540	3,772,486
Savings Accounts	20,156,625	20,779,833
Certificates of Deposit Greater Than $100,000	5,247,747	3,810,265
Other Certificates of Deposit	8,172,733	6,801,633

	$48,709,841	$46,980,059

The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2010 follows:  (Dollar amounts in thousands)

Three Months or Less	$797,434
After Three Months Through One Year	1,606,403
Over One Year Through Three Years	2,643,910
Over Three Years	200,000

$5,247,747

NOTE P
FUNDS AVAILABLE FOR DIVIDENDS
The Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends.  Such laws generally restrict cash dividends to the extent of the Bank’s earnings.

No dividends were paid by the Bank to BOL Bancshares, Inc. during the years ended December 31, 2010, 2009, and 2008.

NOTE Q
CONCENTRATIONS OF CREDIT
All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market area.  All such customers are depositors of the Bank.  The concentrations of credit by type of loan are set forth in Note C.  Commercial letters of credit were granted primarily to commercial borrowers.

Index

NOTE R
EMPLOYEE BENEFITS
Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan.  The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service.  The Bank may make discretionary contributions and is not required to match employee contributions under the plan.  The Bank made no contributions to the plan during the years ended December 31, 2010, 2009 or 2008.

NOTE S
NOTES PAYABLE
The following is a summary of notes payable at December 31, 2010 and 2009:

	December 31,
	2010	2009

Notes payable to a current Director of the Company, payable on demand, interest at 10%.	$144,201	$144,201

Debentures payable, due July 2012, interest at 6%, callable at 103%, 102% and 101% of face value during the first, second, and third years, respectively, following the closing date, interest payable semi-annually, each $500 debenture secured by 71.50 shares of the Bank’s stock.	1,000,000	1,000,000

	$1,144,201	$1,144,201

Following are maturities of long-term debt:

December 31,

2011	$144,201
2012	1,000,000

$1,144,201

Index

NOTE T
INTEREST INCOME AND INTEREST EXPENSE
Major categories of interest income and interest expense are as follows:

	December 31,
	2010	2009	2008

INTEREST INCOME
Interest and Fees on Loans:
Real Estate Loans	$3,588,326	$3,531,844	$3,584,393
Installment Loans	138,452	132,183	135,124
Credit Cards and Related Plans	1,985,136	2,092,520	2,490,538
Commercial and All Other Loans	264,302	237,431	249,774
Interest on Certificates of Deposit	54,790	58,028	—
Interest on Investment Securities -
U.S. Treasury and Other Securities	8,541	33,933	107,507
Interest on Federal Funds Sold	20,151	24,970	648,171

	$6,059,698	$6,110,909	$7,215,507

INTEREST EXPENSE
Interest on Time Deposits of $100,000 or More	$59,406	$81,297	$101,709
Interest on Other Deposits	313,248	309,235	643,158
Interest on Notes Payable	74,584	93,782	112,658

	$447,238	$484,314	$857,525

Index

NOTE U
NON-INTEREST INCOME AND NON-INTEREST EXPENSES
Major categories of other non-interest income and non-interest expenses are as follows:

	December 31,
	2010	2009	2008

OTHER NON-INTEREST INCOME
Cardholder and Other Charge Card Income	$428,254	$436,458	$498,265
Other Commission and Fees	57,749	64,062	72,342
Other Real Estate Income	395,022	9,271	300
Other Income	134,989	245,455	640,172

	$1,016,014	$755,246	$1,211,079

OTHER NON-INTEREST EXPENSES
Loan and Charge Card Expenses	$115,551	$125,737	$120,575
Communications	215,654	218,627	230,858
Outsourcing Fees	1,352,124	1,321,717	1,468,480
Stationery, Forms and Supplies	83,737	91,985	96,491
Professional Fees	286,517	257,246	251,802
Insurance and Assessments	181,347	224,677	93,346
Advertising	10,870	1,702	6,670
Miscellaneous Losses	2,943	710	(546)
Promotional Expenses	57,042	61,307	50,010
Other Real Estate Expenses	335,630	134,126	34,800
Other Expenses	261,082	625,221	462,777

	$2,902,497	$3,063,055	$2,815,263

Index

NOTE V
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

BOL BANCSHARES, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Due from Banks	$268,465	$281,506
Securities Available-for-Sale, at Fair Value	847,320	783,520
Other Assets	1,114	1,858
Due from Subsidiary Bank	2,456	—
Investment in Bank of Louisiana	12,094,914	11,855,033

	$13,214,269	$12,921,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to Subsidiary Bank	$—	$23,696
Notes Payable	1,144,201	1,144,201
Deferred Taxes	195,813	174,121
Accrued Interest	33,604	58,305
Shareholders’ Equity	11,840,651	11,521,594

	$13,214,269	$12,921,917

Index

NOTE V
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF INCOME

	December 31,
	2010	2009	2008

INCOME
Interest Income	$2,473	$5,412	$7,828
Miscellaneous Income	115,862	78,635	41,003

	118,335	84,047	48,831
EXPENSES
Interest	74,584	93,782	112,658
Other Expenses	4,746	5,630	5,617

	79,330	99,412	118,275

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	39,005	(15,365)	(69,444)

Equity in Undistributed Earnings of Subsidiary	240,629	145,250	765,876

INCOME BEFORE INCOME TAX BENEFIT	279,634	129,885	696,432

INCOME TAX BENEFIT	19,496	5,291	27,654

NET INCOME	$299,130	$135,176	$724,086

Index

NOTE V
CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

BOL BANCSHARES, INC.
STATEMENTS OF CASH FLOWS

	December 31,
	2010	2009	2008

OPERATING ACTIVITIES
Net Income	$299,130	$135,176	$724,086
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity in Undistributed Earnings of Subsidiary	(240,629)	(145,250)	(765,876)
Net Decrease (Increase) in Other Assets	744	(1,489)	737
Net Decrease (Increase) in Other Liabilities	(24,701)	2,795	(208,822)

Net Cash Provided by (Used in) Operating Activities	34,544	(8,768)	(249,875)

FINANCING ACTIVITIES
Preferred Stock Retired	(21,434)	(128,217)	(67,597)
Decrease in Due to/from Subsidiary	(26,151)	51,350	28,999
Proceeds from Issuance of Long-Term Debt	—	1,000,000	—
Repayment of Long-Term Debt	—	(1,399,000)	—

Net Cash Used in Financing Activities	(47,585)	(475,867)	(38,598)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,041)	(484,635)	(288,473)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	281,506	766,141	1,054,614

CASH AND CASH EQUIVALENTS - END OF YEAR	$268,465	$281,506	$766,141

Index

NOTE W
COMPREHENSIVE INCOME
Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2010, 2009 and 2008.  The following represents the tax effects associated with the components of comprehensive income:

	December 31,
	2010	2009	2008

Gross Unrealized Holding Gains (Losses) Arising During the Period	$63,800	$(8,676)	$83,308
Tax (Expense) Benefit	(21,686)	2,950	(28,325)
	42,114	(5,726)	54,983

Reclassification Adjustment for Gains Included in Net Income	—	—	—
Tax Benefit	—	—	—
	—	—	—

Net Unrealized Holding Gains (Losses)Arising During the Period	$42,114	$(5,726)	$54,983

NOTE X
REGULATORY MATTERS
As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized “well capitalized” the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total “risk weighted” assets, as set forth in the table.  Management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of operations.

Index

NOTE X
REGULATORY MATTERS (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table.  (Dollars in thousands)

	December 31, 2010
					Required
					to be Well
			Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital (to Average Assets)	$12,096	12.83%	$3,771	4.00%	$4,714	5.00%
Tier I Capital (to Risk-Weighted Assets)	$12,096	18.58%	$2,603	4.00%	$3,905	6.00%
Total Capital (to Risk-Weighted Assets)	$12,922	19.85%	$5,207	8.00%	$6,509	10.00%

	December 31, 2009
					Required
					to be Well
			Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital (to Average Assets)	$11,856	13.06%	$3,632	4.00%	$4,540	5.00%
Tier I Capital (to Risk-Weighted Assets)	$11,856	18.32%	$2,589	4.00%	$3,883	6.00%
Total Capital (to Risk-Weighted Assets)	$12,677	19.59%	$5,178	8.00%	$6,472	10.00%

Index

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010
	Carrying	Fair
	Amount	Value

Financial Assets:
Cash and Short-Term Investments	$3,833,920	$3,833,920
Certificates of Deposit	4,203,006	4,203,006
Investment Securities	302,180	878,100
Loans	62,036,121	62,053,562
Less: Allowance for Loan Losses	(1,800,000)	(1,800,000)
	$68,575,227	$69,168,588

Financial Liabilities:
Deposits	$80,576,743	$80,674,660

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,762,870	$1,762,870
Credit Card Arrangements	14,625,844	14,625,844

	$16,388,714	$16,388,714

Index

NOTE Y
DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis.

December 31, 2010	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$—	$878,100	$—	$878,100

Total	$—	$878,100	$—	$878,100

December 31, 2009	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$—	$814,300	$—	$814,300

Total	$—	$814,300	$—	$814,300

Index

NOTE AA
EVALUATION OF SUBSEQUENT EVENTS
In accordance with ASC No. 855, the Company has evaluated subsequent events through March 5, 2011, the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

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

Management, with the participation of the certifying officers of the Company, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management, with the participation of the certifying officers of the Company, believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Index

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

Item 8B Other Information
None

Item 9 Directors and Executive Officers of the Company
Directors and executive officers of the Company each serve for a term of one year.

		BOL BANCSHARES, INC.
		Directors & Executive Officers

Name	Age	Position with the Company and Bank of Louisiana (the “Bank”) and Principal Occupation	Director Since

G. Harrison Scott	87	Director; Chairman of the Board of	1981
		the Company and the Bank, and President
		of the Company and the Bank.

Franck F. LaBiche	64	Director of the Company and the Bank.	2004
		President, Executone Systems Co. of La. Inc.

Johnny C. Crow	59	Director of the Company and the Bank.	2005
		Insurance Agent, New York Life Ins. Co.

Sharry R. Scott	40	Director of the Company and the Bank.	2005
		Assistant Attorney General, Louisiana
		Department of Justice

A. Earle Cefalu, Jr.	72	Director of the Company and the Bank.	2009
		General Manager, Hood Automotive

Non-Director Executive Officer

		Position with the Company and the
Name	Age	Bank and Principal Occupation
Peggy L. Schaefer	59	Ms. Schaefer has served as Treasurer of
		the Company since 1988 and Senior Vice
		President and Chief Financial Officer of
		the Bank since 1996.

Index

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

Item 10 Executive Compensation
The Company pays no salaries or other compensation to its directors and executive officers.  The Bank paid each director, other than Mr. Scott, a fee for attending each meeting of the Board of Directors, and each meeting of the Bank’s Audit and Finance Committee and Executive Committee, in the amount of 400, $300, and $300, respectively.

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

The following table sets forth compensation for the Bank’s executive officer for the calendar years 2010, 2009, and 2008.  No other executive officer received total compensation in excess of $100,000 during 2010.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compensation
Position		($)	($)	($)	($)	(#)	($)	($)

G. Harrison Scott,	2010	89,800	0	82,000	0	0	0	0
Chairman of the	2009	89,800	0	82,000	0	0	0	0
Board & President of the Bank	2008	89,800	0	82,000	0	0	0	18,000

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

Committees of the Board of Directors of the Company and the Bank

The Company does not have standing audit or compensation committees of the Board of Directors, or committees performing similar functions.  In lieu thereof, the Board of Directors as a group performs the foregoing functions.

During fiscal year 2010, the Board of Directors of the Company held a total of 4 meetings.  Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.

The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions.  In lieu thereof, the Board of Directors as a group performs the foregoing functions.

Index

During fiscal year 2010, the Board of Directors of the Bank held a total of 12 meetings.  Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.

The Board of Directors of the Bank has an Executive Committee consisting of five permanent members.  The permanent members of the Executive Committee in 2009 were Messrs. Scott (chairman), Crow, Klein, LaBiche, and Ms. S. Scott, and the rotating member was A. Earle Cefalu, Jr. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information.  The Executive Committee met 28 times in 2010.

The Board of Directors of the Bank does have an Audit and Finance Committee and does not have a charter.  This committee meets monthly on the first Tuesday of the month.  By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank’s internal auditor and by the independent certified public accountant firm.  In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans.  The Audit and Finance Committee met 12 times in 2010.

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

The permanent members of the Audit and Finance Committee were Messrs. LaBiche (chairman), and Crow, and the rotating member was Ms. S. Scott.

Item 11 Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of December 31, 2010, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.

	Common			Preferred
Name of Beneficial Owner	Number	Percent		Number	Percent

Directors:
G. Harrison Scott (Direct)	518	0.29%		157,673	8.08%
G. Harrison Scott (Beneficial owner of Scott Family, LLP)	104,687	58.43%		—	—
Franck F. LaBiche	500	—	(*)	—	—
Johnny C. Crow	1,899	1.06%	(*)	—	—
Sharry R. Scott	—	—	(2)	—	—
A. Earle Cefalu, Jr.	500	—	(*)	—	—

All Directors & Executive Officers of the Company and the Bank as a group (6 persons)	108,374	60.50%		160,445	8.22%

Index

(*)	Represents less than 1% of the shares outstanding.
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

Item 12 Certain Relationships and Related Transactions
The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features.  At December 31, 2010, two directors had aggregate loan balances in excess of $60,000, which amounted to approximately $698,690 in the aggregate.

Item 13 Exhibits and Reports on Form 8-K
Exhibits

31.1 Section 302 Principal Executive Officer Certification
31.2 Section 302 Principal Financial Officer Certification
32.1 Section 1350 Certification
32.2 Section 1350 Certification

Reports on Form 8-K

NONE

Item 14 Principal Accountant Fees and Services

AUDIT FEES
The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company’s annual financial statements for 2010 and for its reviews of the Company’s unaudited interim financial statements included in Form 10-Q filed by the Company and other related audit fees during 2010 was $73,530.  The fees billed for 2009 were $72,542.

Tax Fees
The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax preparation, and tax review for 2010 were $20,302.  The fees billed for 2009 were $14,420.

All Other Fees
The aggregate fees billed by LaPorte, Sehrt, Romig & Hand for other accounting services for 2010 were $741.  The fees billed for 2009 were $1,587.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOL BANCSHARES, INC.

/s/ G. Harrison Scott
March 31, 2011	G. Harrison Scott
Date	Chairman
(in his capacity as a duly authorized
officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting
Officer of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011.

/s/ G. Harrison Scott	/s/ Johnny C. Crow
G. Harrison Scott – Director	Johnny C. Crow – Director

/s/ Franck F. LaBiche	/s/ Sharry R, Scott
Franck F. LaBiche – Director	Sharry R. Scott - Director

/s/ A. Earle Cefalu, Jr.
A. Earle Cefalu, Jr.