Form 10-Q
period 2011-03-31
BOL BANCSHARES INC
filed 2011-05-16
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedMar. 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from           to

Commission file Number00-16934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 179,145 SHARES AS OF May 15, 2011.

INDEX

BOL BANCSHARES, INC. & SUBSIDIARY

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Mar. 31	Dec. 31,
(Amounts in Thousands)	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$2,838	$3,834
Federal Funds Sold	16,700	14,950
Certificates of Deposit	3,953	4,203
Investment Securities
Securities Held to Maturity	0	0
Securities Available for Sale	878	878
Loans-Less Allowance for Loan Losses of $1,800 in 2011 and in 2010	58,270	60,236
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,781	5,856
Other Real Estate	3,395	3,137
Other Assets	756	1,282
TOTAL ASSETS	$92,571	$94,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	30,938	31,867
NOW Accounts	11,135	11,184
Money Market Accounts	4,047	3,948
Savings Accounts	19,785	20,157
Time Deposits, $100,000 and over	2,870	5,248
Other Time Deposits	10,153	8,173
TOTAL DEPOSITS	78,928	80,577
Notes Payable	1,144	1,144
Other Liabilities	676	882
TOTAL LIABILITIES	80,748	82,603

SHAREHOLDERS’ EQUITY
Preferred Stock - Par Value $1
1,808,911 Shares Issued and Outstanding in 2011
1,810,296 Shares Issued and Outstanding in 2010	1,809	1,810
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2011 and 2010	179	179
Accumulated Other Comprehensive Income	513	513
Capital in Excess of Par - Retired Stock	196	195
Undivided Profits	9,075	8,777
Current Earnings	50	299
TOTAL SHAREHOLDERS’ EQUITY	11,823	11,773
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,571	$94,376

The accompanying notes are an integral part of these financial statements.

INDEX

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	Mar 31	Mar 31
(Amounts in Thousands)	2011	2010

INTEREST INCOME
Interest and Fees on Loans	$1,478	$1,487
Interest on Investment Securities	2	2
Interest on Federal Funds Sold	6	4
Interest on Certificates of Deposit	9	17
Total Interest Income	1,495	1,510
INTEREST EXPENSE
Interest on Deposits	88	90
Interest Expense on Notes Payable and Debentures	18	19
Total Interest Expense	106	109
NET INTEREST INCOME	1,389	1,401
Provision for Loan Losses	20	75
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,369	1,326
NON-INTEREST INCOME
Service Charges on Deposit Accounts	109	112
Cardholder & Other Credit Card Income	101	101
Other Operating Income	39	314
Total Non-interest Income	249	527
NON-INTEREST EXPENSE
Salaries and Employee Benefits	600	624
Occupancy Expense	224	268
Communications	57	47
Outsourcing Fees	346	319
Loan & Credit Card Expense	28	26
Professional Fees	82	54
ORE Expense	43	110
Other Operating Expense	156	13
Total Non-interest Expense	1,536	1,461

Income Before Tax Provision	82	392

Provision For Income Taxes	32	137

NET INCOME	$50	$255

Earnings Per Share of Common Stock	$0.28	$1.42

The accompanying notes are an integral part of these financial statements.

INDEX

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	Mar. 31	Mar. 31
(Amounts in thousands)	2011	2010

NET INCOME	$50	$255

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding (Losses) Gains on Investment Securities Available-for-Sale, Arising During the Period	(0)	37

COMPREHENSIVE INCOME	$50	$292

The accompanying notes are an integral part of these financial statements.

INDEX

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,

(Amounts in thousands)	2011	2010
OPERATING ACTIVITIES
Net Income	$50	$255
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	20	75
Depreciation and Amortization Expense	79	97
Amortization of Investment Security Premiums	—	—
Decrease in Deferred Income Taxes	(122)	(258)
Gain on Sale of Other Real Estate	—	(200)
Decrease in Other Assets	268	172
Decrease in Other Liabilities and Accrued Interest	175	247
Net Cash Provided by Operating Activities	470	388

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity Investment Securities Released at Maturity	—	1,000
Purchases of Held-to-Maturity Investment Securities	—	(1,000)
Purchases of Property and Equipment	(5)	(11)
Proceeds from Sale of Other Real Estate	—	200
OREO Costs Capitalized	(258)	(180)
Decrease (Increase) in Certificate of Deposit with Other Banks	250	752
Net (Increase) in Loans	1,946	(224)
Net Cash Provided by (Used in) Investing Activities	1,932	537

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing and Interest Bearing Deposits	(1,648)	(1,415)
Preferred Stock Retired	(1)	(15)
Net Cash Used in Financing Activities	(1,649)	(1,430)

Net (Decrease) Increase in Cash and Cash Equivalents	754	(505)
Cash and Cash Equivalents - Beginning of Year	18,784	17,591
Cash and Cash Equivalents - End of Period	19,538	17,086

The accompanying notes are an integral part of these financial statements.

INDEX

BOL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	2011	2010

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Year for Interest	$80	$28
Cash Paid During the Year for Income Taxes	$0	$0
Market Value Adjustment for Unrealized (Loss) Gain	$0	$57

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

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010, are as follows (amounts in thousands):

	March 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$2,838	$2,838
Certificates of Deposit	3,953	3,953
Investment Securities	878	878
Loans	60,070	59,922
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$65,363	$65,791
Financial Liabilities:
Deposits	$78,928	$79,024

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,100	$1,100
Credit Card Arrangements	13,400	13,400
	$14,500	$14,500

INDEX

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$3,834	$3,834
Certificates of Deposit	4,203	4,203
Investment Securities	878	878
Loans	62,036	62,054
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$68,575	$69,169

Financial Liabilities:
Deposits	$80,577	$80,675

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,763	$1,763
Credit Card Arrangements	14,626	14,626

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$—	$878	$—	$878

Total	$—	$878	$—	$878

INDEX

Subsequent Events
In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from March 31, 2011 through the date these financial statements were issued.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS

MARCH 31, 2011 COMPARED WITH DECEMBER 31, 2010

BALANCE SHEET

Total assets at March 31, 2011 were $92,571,000 compared to $94,376,000 at December 31, 2010, for a decrease of $1,805,000, or 1.91%.  Federal Funds Sold increased $1,750,000 from $14,950,000 at December 31, 2010 to $16,700,000 at March 31, 2011.  Certificates of Deposit decreased $250,000 from $4,203,000 at December 31, 2010 to $3,953,000 at March 31, 2011.  Both the increase in Federal Funds Sold and the decrease in Certificates of Deposit were due to normal fluctuations. Investment securities remained the same.  Total loans decreased $1,966,000, or 3.26%, to $58,270,000 at March 31, 2011 from $60,236,000 at December 31, 2010. This decrease in the loan portfolio is due mainly to a decrease in commercial real estate loans of $1,318,000, a decrease in construction loans of $1,558,000, a decrease in commercial loans of $82,000, a decrease in personal loans of $101,000, a decrease in overdrafts of $93,000 and a decrease of $358,000 in the credit card portfolio.  The credit card portfolio decrease was largely attributable to (i) competition from other banks and non-traditional credit card issuers; (ii) tightening of the Bank’s underwriting standards; and (iii) normal attrition, in addition to the cyclical nature of the business.  These decreases were partially offset by an increase in 1-4 residential loans of $1,472,000, an increase in second mortgage loans of $20,000, and increase in other real estate loans of $52,000.

Total deposits decreased $1,649,000, or 2.05%, to $78,928,000 at March 31, 2011 from $80,577,000 at December 31, 2010.  Total non-interest bearing deposits decreased $929,000 and interest-bearing accounts decreased $720,000. The decrease of interest earning deposits was mainly attributable to a decrease in NOW accounts of $49,000, a decrease in savings accounts of $372,000 and a decrease of $398,000 in time deposits. These decreases were offset by an increase in money market accounts of $99,000.

Other liabilities decreased $206,000 from $882,000 at December 31, 2010 to $676,000 at March 31, 2011.  This decrease is due mainly to a decrease in deferred taxes of $226,000 and a decrease in accrued interest of $4,000.  These decreases were partially offset by an increase in other miscellaneous liability accounts of $24,000.

Shareholder’s Equity increased $50,000 from $11,773,000 at December 31, 2010 to $11,823,000 at March 31, 2011. This increase is due to net income recognized during the quarter.

INDEX

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010.

INCOME

The Company’s net income for the three months ending March 31, 2011 was $50,000, or $0.28 per share, a decrease of $205,000 from the Company’s total net income of $255,000, or $1.42 per share, for the same period last year.

Interest income decreased $15,000 for the three months ended March 31, 2011 over the same period last year. Interest in the loan portfolio decreased $9,000 due mainly to a decrease in the average interest rate of 10.20% at March 31, 2010 to 10.03% at March 31, 2010. Interest on Certificates of Deposit purchased decreased by $8,000 due to a decrease in the average balance of $3,981,000 with an average rate of 0.90% for 2011 as compared to an average balance of $4,929,000 with an average rate of 1.38% in 2010. The offset being an increase in Federal funds sold of $2,000 primarily due to an increase in the average balance of $1,908,000 as well as an increase in the interest rate paid of 0.04%. Interest income on investment securities remained the same for 2011.

Interest expense decreased $3,000 for the three months ended March 31, 2011 over the same period last year. Interest on Deposits decrease by $2,000, due primarily to a decrease in the average interest rate paid on interest-bearing deposits from .78% at March 31, 2010 to .73% for March 31, 2011 and interest paid on Notes Payable and Debentures decrease by $1,000 in 2011.

Net interest income decreased $12,000 for the three months ended March 31, 2011 compared to the same period last year.  Our interest rate spread decreased from 6.72% at March 31, 2010 to 6.65% at March 31, 2011. The decrease in the rate spread was due to a decrease of .13% on the yield of interest-earning assets from 7.64% to 7.51% for the three months ended March 31, 2010 compared to the three months ended March 31, 2011, and a decrease of .06% on the average rate paid out on interest bearing liabilities from .92% paid for the three months ended March 31, 2010 as compared to .86% paid for the three months ended March 31, 2011.

Non-interest income decreased $278,000 for the three month period from $527,000 at March 31, 2010 to $249,000 at March 31, 2011. Income from Service charges on deposit accounts decreased $3,000 and other operating income decreased $275,000.  This decrease in other operating income for 2011 is due primarily to the sale of ORE property for $200,000 and $75,000 received in dividend income during 2010.

Non-interest expense increased $75,000 for the three month period of 2011 as compared to the same period last year.  Communications increased by $10,000, outsourcing fees increased $27,000, loan and credit card increase by $2,000, professional fees increased $28,000 and other operating increased $143,000. The increase in other operating expenses is due mainly to a 2010 reversal of a 2009 accrual recorded for possible additional expenses. The offset to the increase in non-interest expense is a decrease in salaries and employee benefits of $24,000, a decrease in occupancy expense of $44,000 and a decrease in ORE expense of $67,000 for repairs done to properties in the three month period of 2009.

 The provision for income taxes decreased $105,000, from a provision of $137,000 at March 31, 2009 to a provision of $32,000 at March 31, 2010.

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
Dramatic declines in the housing market during the past year, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities by spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail.  Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally, which could have a material adverse effect on our business and operations.  A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry.  However, the majority of small community banks such as the Bank of Louisiana, have strong reserve positions and are well capitalized.
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

BOL BANCSHARES, INC.

May 16, 2011	/s/G. Harrison Scott
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting Officer of the Registrant)