Form 10-Q
period 2011-06-30
BOL BANCSHARES INC
filed 2011-08-19
CIK 832818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     Jun. 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 shares as of August 15, 2011.

BOL BANCSHARES, INC. & SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF CONDITION

	June 30,	Dec. 31,
(Amounts in Thousands)	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$2,825	$3,834
Federal Funds Sold	16,775	14,950
Certificates of Deposit	3,953	4,203
Investment Securities
Securities Held to Maturity	0	0
Securities Available for Sale	878	878
Loans-Less Allowance for Loan Losses of $1,800 in 2011 and in 2010	57,141	60,236
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,755	5,856
Other Real Estate	4,153	3,137
Other Assets	813	1,282
TOTAL ASSETS	$92,294	$94,376

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	30,562	31,867
NOW Accounts	10,597	11,184
Money Market Accounts	4,180	3,948
Savings Accounts	20,065	20,157
Time Deposits, $100,000 and over	2,835	5,248
Other Time Deposits	10,325	8,173
TOTAL DEPOSITS	78,563	80,577
Notes Payable	1,144	1,144
Other Liabilities	762	882
TOTAL LIABILITIES	80,470	82,603

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
1,808,911 Shares Issued and Outstanding at June 30, 2011
1,810,296 Shares Issued and Outstanding at December 31, 2010	1,809	1,810
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2011 and 2010	179	179
Accumulated Other Comprehensive Income	513	513
Capital in Excess of Par - Retired Stock	195	195
Undivided Profits	9,075	8,777
Current Earnings	53	299
TOTAL SHAREHOLDERS' EQUITY	11,824	11,773
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$92,294	$94,376

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in Thousands)	2011	2010	2011	2010

INTEREST INCOME
Interest and Fees on Loans	$1,493	$1,554	$2,970	$3,041
Interest on Investment Securities	2	6	4	9
Interest on Federal Funds Sold	4	5	10	8
Interest on Certificates of Deposit	9	14	18	31
Total Interest Income	1,507	1,579	3,002	3,089
INTEREST EXPENSE
Interest on Deposits	89	88	177	179
Interest Expense on Notes Payable and Debentures	19	19	37	37
Total Interest Expense	108	107	214	216
NET INTEREST INCOME	1,399	1,472	2,788	2,873
Provision for Loan Losses	32	109	51	184
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,367	1,363	2,737	2,689
NON-INTEREST INCOME
Service Charges on Deposit Accounts	108	114	217	226
Cardholder & Other Credit Card Income	105	106	206	207
Other Operating Income	19	210	59	525
Total Non-interest Income	232	430	481	958
NON-INTEREST EXPENSE
Salaries and Employee Benefits	597	653	1,197	1,277
Occupancy Expense	233	267	457	535
Communications	57	60	114	107
Outsourcing Fees	380	390	726	709
Loan & Credit Card Expense	30	31	58	57
Professional Fees	68	66	150	120
ORE Expense	65	123	109	234
Other Operating Expense	158	233	316	246
Total Non-interest Expense	1,589	1,823	3,126	3,285

Income Before Tax Provision	10	(30)	92	362

Provision for (Benefit) Income Taxes	7	(85)	39	51

NET INCOME	$3	$55	$53	$310

Earnings Per Share of Common Stock	$0.02	$0.31	$0.29	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended
	June 30,	June 30,
(Amounts in thousands)	2011	2010

NET INCOME	$53	$310

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Losses on Investment Securities Available-for-Sale, Arising During the Period	-	-

COMPREHENSIVE INCOME	$53	$310

The accompanying notes are an integral part of these consolidated financial statements.

Index

BOL BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
(Amounts in thousands)	2011	2010
OPERATING ACTIVITIES
Net Income	$53	$310
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	51	184
Depreciation and Amortization Expense	157	194
Gain on Sale of Other Real Estate	-	(395)
Decrease in Other Assets	468	730
Decrease in Other Liabilities and Accrued Interest	(120)	(296)
Net Cash Provided by Operating Activities	609	727

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity Investment Securities
Released at Maturity	-	1,000
Purchases of Held-to-Maturity Investment Securities	-	(3,000)
Purchases of Property and Equipment	(56)	(63)
Capitalized Construction Costs for ORE	(17)	(432)
Increase in Certificate of Deposit with Other Banks	250	499
Net Decrease (Increase) in Loans	2,045	(2,435)
Net Cash Provided by (Used in) Investing Activities	2,222	(4,431)

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing and Interest Bearing Deposits	(2,014)	(395)
Preferred Stock Retired	(1)	(22)
Net Cash Used in Financing Activities	(2,015)	(417)

Net (Decrease) in Cash and Cash Equivalents	816	(4,121)
Cash and Cash Equivalents - Beginning of Year	18,784	17,591
Cash and Cash Equivalents - End of Period	$19,600	$13,470

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Year for Interest	$94	$257
Cash (Received) Paid During the Year for Income Taxes	$11	$(225)
Market Value Adjustment for Unrealized Loss on Securities Available-for-Sale	$-	$-
Additions to Other Real Estate Thru Foreclosure	$999	$601

The accompanying notes are an integral part of these financial statements.

Index

BOL BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A Summary of Accounting Policies

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Louisiana (the Bank), and the Bank’s wholly owned subsidiary, BOL Assets, LLC.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and do not include information or footnotes for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.

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

Loans
Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses.  Unearned discounts on loans are recognized as income over the term of the loans on the interest method.  Interest on other loans is calculated and credited to operations on a simple-interest basis.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  Loan origination fees and certain direct origination costs, when material, are capitalized and recognized as an adjustment of the yield on the related loan.

Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expenses.  Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb known and inherent losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

For loans individually evaluated for impairment, the estimated amount of loss is based on several factors, which include fair value of collateral and expected cash flows from the loan.

Index

Note B Disclosure about Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010, are as follows (amounts in thousands):

	June 30, 2011
`	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$2,825	$2,838
Certificates of Deposit	3,953	3,853
Investment Securities	878	878
Loans	58,941	58,698
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$64,797	$64,467

Financial Liabilities:
Deposits	$78,563	$79,043

Unrecognized Financial Instruments:
Commitments to Extend Credit	$974	$974
Credit Card Arrangements	13,109	13,109
	$14,083	$14,083

Index

	December 31, 2010
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$3,834	$3,834
Certificates of Deposit	4,203	4,203
Investment Securities	878	878
Loans	62,036	62,054
Less: Allowance for Loan Losses	(1,800)	(1,800)
	$69,151	$69,169

Financial Liabilities:
Deposits	$80,577	$80,675

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,763	$1,763
Credit Card Arrangements	14,626	14,626
	$16,389	$16,389

Note C Loans and Allowance for Loans Losses

Major classifications of loans as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Real Estate Mortgages:
Residential 1-4 Family	$20,813,797	$19,541,387
Commercial	18,595,350	20,281,907
Construction	6,714,135	9,023,499
Second Mortgages	893,398	948,686
Other	1,668,276	1,724,934

	48,684,956	51,520,413

Commercial	2,625,311	2,726,278
Personal	1,540,159	1,191,139
Credit Cards	5,941,645	6,321,359
Overdrafts	148,452	276,932
	58,940,523	62,036,121

Allowance for Loan Losses	1,800,000	1,800,000

Net Loans	$57,140,523	$60,236,121

Index

The following is a classification of loans by rate and maturity:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Fixed Rate Loans:
Maturing in 3 Months or Less	$12,042	$13,785
Maturing Between 3 and 12 Months	28,364	29,769
Maturing Between 1 and 5 Years	15,616	14,154
Maturing After 5 Years	596	631

Variable Rate Loans:
Maturing Quarterly or More Frequently	1,352	723
Maturing Between 3 and 12 Months	-	698
Maturing Between 1 and 5 Years	-	-
Non accrual Loans	971	2,276

Less: Allowance for Loan Losses	(1,800)	(1,800)

Net Loans	$57,141	$60,236

Loans are considered past due if the required principal and interest payments have not been received as of the date of such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet the payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.

Non-accruals loans, segregated by class of loan, are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Real Estate Mortgages
Residential 1-4 Family	$727,438	$793,000
Commercial	-	100,567
Construction	220,200	1,370,856
Second Mortgages	-	-
Other	-	-

Commercial	11,305	-
Personal	11,793	11,793
Credit Cards	-	-
Overdrafts	-	-

Total	$970,736	$2,276,216

Index

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010, is as follows:

						ACCRUING
	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
June 30, 2011	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res.	$1,500,249	$970,901	$2,471,150	$18,342,647	$20,813,797	$243,463
Commercial	128,649	-	128,649	18,466,701	18,595,350	-
Construction	622,371	492,286	1,114,657	5,599,478	6,714,135	272,086
Second Mortgages	27,559	-	27,559	865,839	893,398	-
Other	-	-	-	1,668,276	1,668,276	-

Commercial	25,938	16,049	41,987	2,583,324	2,625,311	4,744
Personal	32,151	100,970	133,121	1,407,038	1,540,159	89,177
Credit Cards	53,713	101,667	155,380	5,786,265	5,941,645	101,667
Overdrafts	1,905	55,496	57,401	91,051	148,452	55,496

Total	$2,392,535	$1,737,369	$4,129,904	$54,810,619	$58,940,523	$766,633

						ACCRUING
	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
December 31, 2010	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res.	$1,467,116	$2,410,231	$3,877,347	$15,664,040	$19,541,387	$1,617,230
Commercial	327,960	100,567	428,527	19,853,380	20,281,907	-
Construction	406,363	1,370,855	1,777,218	7,246,281	9,023,499	-
Second Mortgages	28,730	-	28,730	919,956	948,686	-
Other	278,725		278,725	1,446,209	1,724,934	-

Commercial	461,279	1,441	462,720	2,263,558	2,726,278	1,441
Personal	62,838	22,493	85,331	1,105,808	1,191,139	10,700
Credit Cards	129,317	55,518	184,835	6,136,524	6,321,359	55,518
Overdrafts	3,800	210,101	213,901	63,031	276,932	210,101

Total	$3,166,128	$4,171,206	$7,337,334	$54,698,787	$62,036,121	$1,894,990

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

Index

Impaired loans as of June 30, 2011 are set forth in the following table:

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate
Residential 1-4 Family	$3,725,308	$-	$3,725,308	$3,725,308	$748,113
Commercial	-	-	-	-	-
Construction	574,171	-	574,171	574,171	91,128
Second Mortgages	-	-	-	-	-
Other	11,793	-	11,793	11,793	5,323
Commercial	6,614	-	6,614	6,614	-
Personal	82,088	-	82,088	82,088	7,845
Credit Cards	-	-	-	-	-
Overdrafts	46,718	-	46,718	46,718	7,008

Total	$4,446,692	$-	$4,446,692	$4,446,692	$859,417

Impaired loans as of December 31, 2010 are set forth in the following table:

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance

Real Estate
Residential 1-4 Family	$3,061,009	$-	$3,061,009	$3,061,009	$532,438
Commercial	-	-	-	-	-
Construction	1,573,321	-	1,573,321	1,573,321	382,261
Second Mortgages	-	-	-	-	-
Other	115,856	-	115,856	115,856	11,284
Commercial	7,303	-	7,303	7,303	820
Personal	108,894	-	108,894	108,894	5,362
Credit Cards	-	-	-	-	-
Overdrafts	205,751	-	205,751	205,751	30,863

Total	$5,072,134	$-	$5,072,134	$5,072,134	$963,028

Index

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 are as follows:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2011	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Provision for Possible Loan Losses	(108,888)	11,883	7,830	32,466	(23,545)	131,695	51,441

Charge-Offs	(19,153)	(15,959)	(6,060)	(135,737)	(1,242)	(25)	(178,176)
Recoveries	43,364	-	2,930	79,747	694		126,735

Net Charge-Offs	24,211	(15,959)	(3,130)	(55,990)	(548)	-	(51,441)

Ending Balance	$885,775	$41,211	$22,463	$344,020	$7,078	$499,453	$1,800,000

Period-End Amount Allocated To:
Loans Individually Evaluated for Impairment	$844,564	$-	$7,845	$-	$7,008	$-	$859,417
Loans Collectively Evaluated for Impairment	41,211	41,211	14,618	344,020	70	499,453	940,583

Ending Balance	$885,775	$41,211	$22,463	$344,020	$7,078	$499,453	$1,800,000

Changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 are as follows:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2010	$1,229,554	$125,487	$67,616	$360,976	$13,033	$3,334	$1,800,000

Provision for Possible Loan Losses	(256,220)	(105,250)	(43,117)	312,444	32,382	364,449	304,688

Charge-Offs	(4,371)	-	(6,736)	(476,737)	(16,704)	-	(504,548)
Recoveries	1,489	25,050	-	170,861	2,460	-	199,860

Net Charge-Offs	(2,882)	25,050	(6,736)	(305,876)	(14,244)	-	(304,688)

Ending Balance	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Period-End Amount Allocated To:
Loans Individually Evaluated for Impairment	$925,985	$820	$5,363	$-	$30,862	$-	$963,030
Loans Collectively Evaluated for Impairment	44,467	44,467	12,400	367,544	309	367,783	836,970

Balance at December 31, 2010	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

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

At June 30, 2011, the following table summarizes the Company’s internal ratings of its loans:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Total

Pass	$43,707,625	$908,134	$1,467,153	$5,941,645	$-	$52,024,557
Watch	653,893	1,710,563	3,084	-	101,734	2,469,274
Substandard	4,323,438	6,614	69,922	-	46,718	4,446,692
Doubtful	-	-	-	-	-	-

Totals	$48,684,956	$2,625,311	$1,540,159	$5,941,645	$148,452	$58,940,523

At December 31, 2010, the following table summarizes the Company’s internal ratings of its loans:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Total

Pass	$44,399,289	$1,546,798	$1,082,245	$6,321,359	$-	$53,349,691
Watch	2,382,733	1,160,384	-	-	71,181	3,614,298
Substandard	2,473,968	7,303	108,894	-	205,751	2,795,916
Doubtful	2,264,423	11,793	-	-	-	2,276,216

Totals	$51,520,413	$2,726,278	$1,191,139	$6,321,359	$276,932	$62,036,121

Note D Financial Instruments
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

Index

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (amounts in thousands):

June 30, 2011
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$814	$-	$814

Total	$-	$814	$-	$814

Index

December 31, 2010
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$-	$814	$-	$814

Total	$-	$814	$-	$814

Note D Subsequent Events
In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from June 30, 2011 through the date these financial statements were issued.

Index

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

JUNE 30, 2011 COMPARED WITH DECEMBER 31, 2010

BALANCE SHEET

Total assets at June 30, 2011 were $92,294,000 compared to $94,376,000 at December 31, 2010, for a decrease of $2,082,000, or 2.21%.  Federal Funds Sold increased $1,825,000 from $14,950,000 at December 31, 2010 to $16,775,000 at June 30, 2011.  Certificates of Deposit decreased $250,000 from $4,203,000 at December 31, 2010 to $3,953,000 at June 30, 2011. Both the increase in Federal Funds Sold and the decrease in Certificates of Deposit are due to normal fluctuations. Investment securities remained the same. Total loans decreased $3,095,000, or 5.14%, to $57,141,000 at June 30, 2011 from $60,236,000 at December 31, 2010. The decrease in the loan portfolio is due primarily to a decrease in decrease in commercial real estate loans of $1,686,000, a decrease in construction loans of $2,309,000, a decrease in second mortgage loans of $55,000, a decrease in other real estate loans of $57,000, a decrease in commercial loans of $101,000, a decrease in credit card loans of $380,000, and a decrease in overdrafts of $128,000.  These decreases were offset by an increase in 1-4 residential loans of $1,272,000, and an increase in personal loans of $349,000.  The credit card portfolio decrease was largely attributable to tightening of the Bank’s underwriting standards, normal attrition, and the cyclical nature of the business.

Total deposits decreased $2,014,000, or 02.50%, to $78,563,000 at June 30, 2011 from $80,577,000 at December 31, 2010.  Total non-interest bearing deposits decreased $1,305,000 and interest-bearing accounts decreased $709,000. The decrease of interest earning deposits was mainly attributable to a decrease in NOW accounts of $587,000, an increase in money market accounts of $232,000, a decrease in savings accounts of $92,000 and a decrease of $262,000 in time deposits.

Other liabilities decreased $120,000 from $882,000 at December 31, 2010 to $762,000 at June 30, 2011.  This decrease is due mainly to a decrease of $230,000 in deferred taxes offset by an increase in other liabilities of $96,000 and $14,000 in accrued interest.

Shareholder’s Equity increased $51,000 from $11,773,000 at December 31, 2010 to $11,824,000 at June 30, 2011. This increase is due mainly to net income for the six months ended June 30, 2011 of $52,000 and partially offset by a decrease in Preferred Stock of $1,000.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2010

The Company’s net income for the six months ended June 30, 2011 was $53,000, or $0.29 per share, a decrease of $257,000 from the Company’s total net income of $310,000, or $1.73 per share, for the same period last year.

Interest income decreased $87,000 for the six months ended June 30, 2011 over the same period last year. Interest on federal funds sold increased $2,000 primarily due to an increase in the average balance of $3,581,000. Interest on investment securities decreased $5,000 due mainly to a decrease in the average balance from $2,428,000 at June 30, 2010 to $878,000 at June 30, 2011. Interest in the loan portfolio decreased $71,000 due mainly to a decrease in the average interest rate of 10.41% at June 30, 2010 to 10.18% at June 30, 2011 and a decrease in the average balance of $106,000. Interest on Certificates of Deposit purchased decreased $13,000 due to a decrease in the average balance of $3,967,000 with an average rate of 0.91% for 2011 as compared to an average balance of $4,805,000 with an average rate of 1.29% in 2010.

Index

Interest expense decreased $2,000 for the six months ended June 30, 2011 over the same period last year.  This was caused primarily by a decrease in the average interest rate paid on interest-bearing deposits from .77% at June 30, 2010 to .73% as of June 30, 2011. The impact of the decrease in the average interest rate paid on interest-bearing deposits was partially offset by an increase in the average balance of interest bearing deposits from $46,424,000 at June 30, 2010 to $48,344,000 at June 30, 2011.  The average interest rate on interest-bearing liabilities decreased from .90% at June 30, 2010 to .86% at June 30, 2011.

Net interest income decreased $85,000 for the six months ended June 30, 2011 compared to the same period last year.  Our interest rate spread decreased from 6.91% at June 30, 2010 to 6.62% at June 30, 2011.  The decrease in the rate spread was due to an decrease of .32% on the yield on interest-earning assets from 7.81% for the six months ended June 30, 2010 to 7.49% for the six months ended June 30, 2011, and a decrease of .04% on the average rate paid out on interest bearing liabilities from .90% paid for the six months ended June 30, 2010 as compared to .86% paid during the six months ended June 30, 2011.

Non-interest income decreased $477,000 between the six month periods from $958,000 at June 30, 2010 to $481,000 at June 30, 2011. Income from Service Charges on deposit accounts decreased $9,000, Cardholder and Other Credit Card income decreased $1,000 and Other Operating income decreased $467,000. The decrease in Other Operating income is primarily due to the 2010 sale of ORE property for $395,000 and $78,000 of Dividend income received during the six months ended June 30, 2010.

Non-interest expense decreased $159,000 for the six month period of 2011 as compared to the same period last year.  Salaries and Employee Benefits decreased $80,000 from $1,277,000 at June 30, 2010 to $1,197,000 at June 30, 2011. This decrease was due mainly to a reduction in the number of employees. Occupancy expense decreased by $78,000 due to lower building repairs and depreciation expenses. Communications increased by $7,000, Outsourcing fees increased by $17,000, Loan and Credit Card expense increased by $1,000, Professional fees increased $30,000 primarily due to an increase in Consulting Fees, ORE expenses decreased $125,000 due to a reduction in repairs expense incurred during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, and Other Operating expenses increased $70,000 due primarily to increases in our FDIC assessment and Telephone/Communications expense.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

Net income for the second quarter of 2011 was $3,000, or $.02 per share, compared to $55,000, or $.31 per share, for the same period last year for a decrease of $52,000.

Interest income decreased $72,000 over the same period last year.  Interest on the loan portfolio decreased $61,000 from $1,554,000 at June 30, 2010 to $1,493,000 at June 30, 2011. This was caused mainly by a decrease in the average balance of loans from $58,587,000 at June 30, 2010 to $57,754,000 at June 30, 2011. Interest on investment securities decreased $4,000 due mainly to a decrease in the average balance of investments from $2,995,000 at June 30, 2010 to $878,000 at June 30, 2011.  Interest on certificates of deposit decreased $5,000 due mainly to a decrease in the interest rate of 1.20% in 2010 to 0.81% in 2011 and a decrease in the average balance from $4,683,000 to $3,953,000. Interest on federal funds sold decreased $1,000 due mainly to a decrease in the interest rate of 0.16% in 2010 to 0.09% in 2011 and offset by an increase in the average balance from $12,902,000 to $18,138,000.

Index

Interest expense increased $1,000 for the three months ended June 30, 2010 over the same period last year.  This was caused by an increase in the average balance of interest bearing deposits from $46,418,000 in 2010 to $48,438,000 in 2011 and was partially offset by a decrease in the interest rate from 0.76% to 0.73%.

Net interest income decreased $73,000 due primarily to a decrease in interest rate on earning assets of 0.51% and a decrease in interest bearing liabilities of 0.03%.

Non-interest income decreased $198,000 for the three-month period ended June 30, 2011 compared to the prior year period.  Service Charges on Deposit accounts decreased $6,000 due mainly to NSF charges, Cardholder and Other Credit Card income decreased by $1,000 and Other operating income decreased by $191,000 due mainly to a gain on the sale of ORE recognized during the three months ended June 30, 2011.

Non-interest expense decreased $234,000 for the three-month period ended June 30, 2011 compared to the prior year period.  Salaries and Employee benefits decreased $56,000 due to a reduction in number of employees. Occupancy expense decreased $34,000 due primarily to lower depreciation expenses along with lower building and maintenance repairs. Communications decreased $3,000 and Outsourcing fees decreased $10,000 due mainly to lower credit card interchange fees. ORE expense decreased $58,000 primarily due to a reduction of repair costs for the Bank’s ORE properties, and Other Operating expense decreased $75,000 primarily due to the recognition during the three months ended June 30, 2010 of a loss on the sale of a repossessed RV. Professional fees increased $2,000 for legal fees on foreclosures which occurred during the three months ended June 30, 2011.

The provision for income taxes decreased $92,000 compared to the same period last year from a provision of a benefit $85,000 at June 30, 2010 to a liability of $7,000 at June 30, 2011.

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

Index

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

Item 4 Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of BOL BANCSHARES, INC. was held on April 12, 2011.  Five nominees were elected to serve one year terms as directors. Laporte, Sehrt, Romig and Hand was approved as the independent auditors.  There were no other matters voted upon at the meeting.

Below are the names of the nominees who were elected as directors and the number of shares cast for each.  The total shares voting were 123,919.

	Number of Shares
Nominee	For	Against	Abstain
G. Harrison Scott	123,644	99	176
Johny C. Crow	123,644	99	176
Franck F. LaBiche	123,644	99	176
Sharry r. Scott	123,644	99	176
A. Earle Cefalu, Jr.	123,644	99	176

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

BOL BANCSHARES, INC.

August 19, 2011	/s/ G. Harrison Scott
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting Officer of the Registrant)