Form 10-Q/A
period 2011-06-30
BOL BANCSHARES INC
filed 2011-08-30
CIK 832818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2011

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to BOL Bancshares, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the Form 10-Q), is to 1) correct the heading of NOTE D SUBSEQUENT EVENTS to NOTE E SUBSEQUENT EVENTS, 2) furnish a futher disclosure in NOTE F REGULATORY MATTERS and 3) furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

BOL BANCSHARES, INC. & SUBSIDIARY

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

CONSOLIDATED STATEMENT OF INCOME

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

5

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended
	June 30,	June 30,
(Amounts in thousands)	2011	2010

NET INCOME	$53	$310

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Losses on Investment Securities Available-for-Sale, Arising During the Period	-	-

COMPREHENSIVE INCOME	$53	$310

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

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

Note E Subsequent Events

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

Note F Regulatory Matters

On April 19, 2011, the Bank consented to a Memorandum of Understanding (the “MOU”) issued by the Federal Deposit Insurance Corporation (FDIC) and the Office of Financial Institutions (OFI). The MOU provides for, among other things, the following items within specified time periods:

•	The Bank shall reduce its level of adversely classified assets.
•	The Bank shall reduce its level of past due loans.
•	The Bank shall eliminate the extension of credit until all appropriate underwriting documentation is obtained.
•	The Bank shall eliminate the extension of credit to borrowers for whom the Bank holds an uncollected charged-off asset or for which their credit is classified as “Substandard”.
•	The Bank shall strengthen its loan review program.
•	The Bank shall maintain an appropriate Allowance for Loan and Lease Losses.
•	The Bank shall maintain a Tier I leverage capital ratio equal of at least 9%, a Tier 1 Risk Based Capital Ratio of 11%, and a Total Risk Based Capital Ratio of 13%
•	The Bank shall not declare or pay any cash dividend without regulatory approval
•	The Bank shall review and amend its interest rate risk policy and procedures.
•	The Bank shall provide for an independent evaluation of its management and information systems.
•	The Bank shall review and update the Bank’s written strategic plan and profit plan.

In addition, the Company entered into an agreement on August 9, 2011, with the Federal Reserve Bank (FRB) whereby the Company will not incur additional debt, declare or pay dividends without approval of the FRB, reduce its capital position by purchasing or redeeming treasury stock, make any distributions of interest or principal on subordinated debentures or trust preferred securities without prior written approval of the FRB and the Louisiana Office of Financial Institutions (OFI), provide the FRB and OFI with quarterly financial updates and provide written confirmation that the Company has complied with all resolutions on a quarterly basis.

While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the MOU. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied with in the specified time periods.

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

PART II - OTHER INFORMATION

Item 6 Exhibits

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

BOL BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOL BANCSHARES, INC.

August 30, 2011	/s/ G. Harrison Scott
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting Officer of the Registrant)

