Form 10-Q
period 2011-09-30
BOL BANCSHARES INC
filed 2011-11-21
CIK 832818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(504) 889-9400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 shares as of November 15, 2011.

BOL BANCSHARES, INC. & SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF CONDITION

	Sept 30,	Dec. 31,
(Amounts in Thousands)	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$3,213	$3,834
Federal Funds Sold	13,800	14,950
Certificates of Deposit	5,208	4,203
Investment Securities
Securities Held to Maturity	—	—
Securities Available for Sale	878	878
Loans-Less Allowance for Loan Losses of $1,800 in 2011 and in 2010	56,775	60,236
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,727	5,856
Other Real Estate	4,182	3,137
Other Assets	744	1,282
TOTAL ASSETS	$90,527	$94,376

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	30,001	31,867
NOW Accounts	10,704	11,184
Money Market Accounts	3,510	3,948
Savings Accounts	19,885	20,157
Time Deposits, $100,000 and over	2,445	5,248
Other Time Deposits	10,169	8,173
TOTAL DEPOSITS	76,714	80,577
Notes Payable	1,144	1,144
Other Liabilities	827	882
TOTAL LIABILITIES	78,685	82,603

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
1,803,617 Shares Issued and Outstanding at September 30, 2011
1,810,296 Shares Issued and Outstanding at December 31, 2010	1,804	1,810
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2011 and 2010	179	179
Accumulated Other Comprehensive Income	513	513
Capital in Excess of Par - Retired Stock	197	195
Undivided Profits	9,075	8,777
Current Earnings	74	299
TOTAL SHAREHOLDERS' EQUITY	11,842	11,773
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,527	$94,376

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	Sept 30,		Sept 30,
(Amounts in Thousands)	2011	2010	2011	2010

INTEREST INCOME
Interest and Fees on Loans	$1,425	$1,463	$4,395	$4,504
Interest on Investment Securities	2	5	5	14
Interest on Federal Funds Sold	3	5	14	13
Interest on Certificates of Deposit	7	13	25	44
Total Interest Income	1,438	1,486	4,440	4,575
INTEREST EXPENSE
Interest on Deposits	88	91	265	270
Interest Expense on Notes Payable and Debentures	19	19	56	56
Total Interest Expense	107	110	320	326
NET INTEREST INCOME	1,331	1,376	4,119	4,249
Provision for Loan Losses	24	103	76	287
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,307	1,273	4,044	3,962
NON-INTEREST INCOME
Service Charges on Deposit Accounts	111	124	328	350
Cardholder & Other Credit Card Income	102	105	308	311
Other Operating Income	38	11	97	535
Total Non-interest Income	251	240	732	1,196
NON-INTEREST EXPENSE
Salaries and Employee Benefits	571	657	1,768	1,934
Occupancy Expense	240	264	696	799
Communications	57	56	171	162
Outsourcing Fees	325	318	1,051	1,027
Loan & Credit Card Expense	32	30	90	87
Professional Fees	79	86	229	206
ORE Expense	62	57	171	291
Other Operating Expense	156	177	472	423
Total Non-interest Expense	1,522	1,645	4,649	4,929

Income (Loss) Before Tax Provision	35	(132)	127	229

Provision for (Benefit from) Income Taxes	13	(36)	52	15

NET INCOME (LOSS)	$22	$(96)	$74	$214

Earnings Per Share of Common Stock	$0.12	($0.53)	$0.42	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

4

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended
	Sept 30,	Sept 30,
(Amounts in thousands)	2011	2010

NET INCOME	$74	$214

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Losses on Investment
Securities Available-for-Sale, Arising
During the Period	—	22

COMPREHENSIVE INCOME	$74	$236

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept 30,	Sept 30,
(Amounts in thousands)	2011	2010
OPERATING ACTIVITIES
Net Income	$74	$214

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	76	287
Depreciation and Amortization Expense	235	290
Gain on Sale of Other Real Estate	(16)	(395)
Decrease in Other Assets	537	925
Decrease in Other Liabilities and Accrued Interest	(56)	(336)
Net Cash Provided by Operating Activities	851	985

INVESTING ACTIVITIES
Proceeds from Held-to-Maturity Investment Securities Released at Maturity	—	4,000
Purchases of Held-to-Maturity Investment Securities	—	(3,000)
Purchases of Property and Equipment	(106)	(89)
Capitalized Construction Costs for ORE	(14)	(486)
Proceeds from Sale of Other Real Estate	59	395
Increase in Certificate of Deposit with Other Banks	(1,005)	743
Net Decrease (Increase) in Loans	2,311	(2,219)
Net Cash Provided by (Used in) Investing Activities	1,246	(656)

FINANCING ACTIVITIES
Net (Decrease) Increase in Non-Interest Bearing and Interest Bearing Deposits	(3,863)	358
Preferred Stock Retired	(5)	(22)
Net Cash (Used in) Provided by Financing Activities	(3,869)	336

Net (Decrease) Increase in Cash and Cash Equivalents	(1,772)	665
Cash and Cash Equivalents - Beginning of Year	18,784	17,591
Cash and Cash Equivalents - End of Period	$17,013	$18,256

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Year for Interest	$341	$261
Cash Paid (Received) During the Year for Income Taxes	$16	$(225)
Market Value Adjustment for Unrealized Gain on Securities Available-for-Sale	$—	$33
Additions to Other Real Estate Thru Foreclosure	$1,074	$601

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010, are as follows (amounts in thousands):

	September 30, 2011
`	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$3,213	$3,213
Certificates of Deposit	5,208	5,208
Investment Securities	878	878
Loans	58,575	58,423
Less: Allowance for Loan Losses	(1,800)	NA
	$66,074	$67,722

Financial Liabilities:
Deposits	$76,714	$76,762

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,298	$1,298
Credit Card Arrangements	13,020	13,020
	$14,318	$14,318
8

	December 31, 2010
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$3,834	$3,834
Certificates of Deposit	4,203	4,203
Investment Securities	878	878
Loans	62,036	62,054
Less: Allowance for Loan Losses	(1,800)	NA
	$69,151	$70,969

Financial Liabilities:
Deposits	$80,577	$80,675

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,763	$1,763
Credit Card Arrangements	14,626	14,626
	$16,389	$16,389

Note C Loans and Allowance for Loans Losses

Major classifications of loans as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Real Estate Mortgages:
Residential 1-4 Family	$21,044	$19,541
Commercial	18,258	20,282
Construction	6,386	9,023
Second Mortgages	880	949
Other	1,641	1,725

	48,209	51,520

Commercial	2,719	2,714
Personal	1,642	1,203
Credit Cards	5,788	6,321
Overdrafts	217	277
	58,575	62,036

Allowance for Loan Losses	1,800	1,800

Net Loans	$56,775	$60,236

The following is a classification of loans by rate and maturity:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Fixed Rate Loans:
Maturing in 3 Months or Less	$15,734	$13,785
Maturing Between 3 and 12 Months	25,642	29,769
Maturing Between 1 and 5 Years	14,867	14,154
Maturing After 5 Years	613	631

Variable Rate Loans:
Maturing Quarterly or More Frequently	665	723
Maturing Between 3 and 12 Months	—	698
Maturing Between 1 and 5 Years	—	—
Non accrual Loans	1,054	2,276

Less: Allowance for Loan Losses	(1,800)	(1,800)

Net Loans	$56,775	$60,236

Non-accrual loans are those loans for which the payment of principal or interest is delinquent for 90 days, or earlier in some cases. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against income. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet the payment obligations as they become due, as well as when required by regulatory provisions. Loans placed on non-accrual status cease to accrue interest.

Non-accruals loans, segregated by class of loan, are as follows:

	September 30	December 31,
	2011	2010
	(In Thousands)
Real Estate Mortgages
Residential 1-4 Family	$678	$793
Commercial	130	101
Construction	222	1,371
Second Mortgages	—	—
Other	—	—

Commercial	11	—
Personal	12	12
Credit Cards	—	—
Overdrafts	—	—

Total	$1,054	$2,276

An aging analysis of past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010, is as follows (in thousands):

						ACCRUING
	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
September 30, 2011	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res	$1,129	$1,183	$2,312	$18,732	$21,044	$505
Commercial	275	130	405	17,853	18,258	—
Construction	427	851	1,277	5,108	6,386	628
Second Mortgages	—	—	—	880	880	—
Other	199	130	329	1,312	1,641	130

Commercial	1,010	96	1,106	1,613	2,719	85
Personal	30	43	73	1,569	1,642	32
Credit Cards	152	41	192	5,596	5,788	41
Overdrafts	14	75	89	128	217	75

Total	$3,235	$2,550	$5,785	$52,790	$58,575	$1,496

						ACCRUING
	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
December 31, 2010	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res	$1,467	$2,410	$3,877	$15,664	$19,541	$1,617
Commercial	328	101	429	19,853	20,282	—
Construction	406	1,371	1,777	7,246	9,023	—
Second Mortgages	29	—	29	920	949	—
Other	279		279	1,446	1,725	—

Commercial	461	1	463	2,252	2,714	1
Personal	63	22	85	1,118	1,203	11
Credit Cards	129	56	185	6,137	6,321	56
Overdrafts	4	210	214	63	277	210

Total	$3,166	$4,171	$7,337	$54,699	$62,036	$1,895

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Although the loan may be currently performing under the contractual terms of the loan agreement, management may consider the loan impaired based on past history, changes in market condition, etc. On a loan-by-loan basis, management assesses whether the accrual of interest should be continued. Interest income for loans for which the interest rate has been modified continues to be accrued at the reduced rate as long as the borrower complies with the revised terms and conditions.

Impaired loans, including TDR’s, as of September 30, 2011 are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
Residential 1-4 Family	$1,730,605	$859,574	$2,408,779	$3,268,353	$483,781
Commercial	130,392	—	130,392	130,392	14,630
Construction	574,387	—	574,387	574,387	81,707
Second Mortgages	—	—	—	—	—
Other	—	—	—	—	—
Commercial	309,188	—	309,188	309,188	73,004
Personal	11,793	—	11,793	11,793	4,000
Credit Cards	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total	$2,756,365	$859,574	$3,434,539	$4,294,113	$657,122

Impaired loans as of December 31, 2010 are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
Residential 1-4 Family	$3,061,009	$—	$3,061,009	$3,061,009	$532,438
Commercial	—	—	—	—	—
Construction	1,573,321	—	1,573,321	1,573,321	382,261
Second Mortgages	—	—	—	—	—
Other	115,856	—	115,856	115,856	11,284
Commercial	7,303	—	7,303	7,303	820
Personal	108,894	—	108,894	108,894	5,362
Credit Cards	—	—	—	—	—
Overdrafts	205,751	—	205,751	205,751	30,863

Total	$5,072,134	$—	$5,072,134	$5,072,134	$963,028

Provision for Loan Losses

The allowance for loan losses is established through a provision for loan losses. Management’s policy is to maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the loan portfolio. Management reviews the allowance for loan losses on a periodic basis in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. From this analysis, a general, specific and unallocated reserve is established, which totals the allowance for loan losses at each reporting date.

For real estate, commercial and consumer loans, the Bank evaluates the average historical charge-off rate for the previous five years. However, charge-off trends occurring within the past 12 to 24 months are considered in determining the appropriate loss percentage to use in the Bank’s allowance estimate for these types of loans. For charge card loans, the Bank considers the past two years of historical charge-offs in order to develop an appropriate estimate for the provision for loan losses.

At September 30, 2011 and December 31, 2010 the allowance for loan losses was $1,800,000. The provision for loan losses for the nine months ended September 30, 2011 and September 30, 2010 totaled $75,679 and $304,688, respectively. The overall decrease in our provision for the two periods is due to an overall decrease in our total loan portfolio, as well an overall improvement in the performance in the Bank’s loan portfolio during the nine months ended September 30, 2011. We believe that the improvement in the overall credit quality of our Real Estate loans and Overdraft accounts indicates that a reduction in allowance pertaining to these segments are appropriate.

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 are as follows:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2011	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Provision for Possible Loan Losses	(12,381)	85,094	22,335	54,014	(17,434)	(55,949)	75,679

Charge-Offs	(19,153)	(15,959)	(6,376)	(194,679)	(3,628)	(25)	(239,820)
Recoveries	50,326	—	3,549	109,285	911	70	164,141

Net Charge-Offs	31,173	(15,959)	(2,827)	(85,394)	(2,717)	45	(75,679)

Ending Balance	$989,244	$114,422	$37,271	$336,164	$11,020	$311,879	$1,800,000

Period-End Amount Allocated To:
Loans Individually Evaluated for Impairment	$580,118	$73,004	$4,000	$—	$—	$—	$657,122
Loans Collectively Evaluated for Impairment	409,126	41,418	33,271	336,164	11,020	311,879	1,142,878

Ending Balance	$989,244	$114,422	$37,271	$336,164	$11,020	$311,879	$1,800,000

Changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 are as follows:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2010	$1,229,554	$125,487	$67,616	$360,976	$13,033	$3,334	$1,800,000

Provision for Possible Loan Losses	(256,220)	(105,250)	(43,117)	312,444	32,382	364,449	304,688

Charge-Offs	(4,371)	—	(6,736)	(476,737)	(16,704)	—	(504,548)
Recoveries	1,489	25,050	—	170,861	2,460	—	199,860

Net Charge-Offs	(2,882)	25,050	(6,736)	(305,876)	(14,244)	—	(304,688)

Ending Balance	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Period-End Amount Allocated To:
Loans Individually Evaluated for Impairment	$925,985	$820	$5,363	$—	$30,862	$—	$963,030
Loans Collectively Evaluated for Impairment	44,467	44,467	12,400	367,544	309	367,783	836,970

Balance at December 31, 2010	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

From a credit risk standpoint, the Company classifies it’s loans in four categories: (i) pass, (ii) watch, (iii) substandard or (iv) doubtful.

The classification of loans reflects a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. The methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

At September 30, 2011, the following table summarizes the Company’s internal ratings of its loans:

	Real			Credit
	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$43,107,129	$2,344,357	$1,575,308	$5,787,977	$144,509	$52,959,280
Watch	1,114,564	300,363		—		1,414,927
Substandard	2,956,532	62,677	55,075	—	72,737	3,147,021
Doubtful	1,030,891	11,305	11,793	—	—	1,053,989

Totals	$48,209,116	$2,718,702	$1,642,176	$5,787,977	$217,246	$58,575,217

At December 31, 2010, the following table summarizes the Company’s internal ratings of its loans:

	Real			Credit
	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$44,399,289	$1,546,798	$1,082,245	$6,321,359	$—	$53,349,691
Watch	2,382,733	1,160,384	—	—	71,181	3,614,298
Substandard	2,473,968	7,303	108,894	—	205,751	2,795,916
Doubtful	2,264,423	—	11,793	—	—	2,276,216

Totals	$51,520,413	$2,714,485	$1,202,932	$6,321,359	$276,932	$62,036,121

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, or other actions.

When the Company modifies a loan, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole source of repayment for the loan is the liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate.

The following table summarizes the number and volume of TDRs the Company has recorded in its loan portfolio as of September 30, 2011 as well as the amount of specific reserves in the allowance for loan losses relating to the TDRs (in thousands):

Loan Type	Number of Loans	Amount	Specific Reserves Allocated

Real Estate:
1 - 4 Family Residential	8	$2,397,322	$345,148
Construction	1	144,285	16,189
Commercial	2	297,883	68,736

Total	11	$2,839,490	$430,073

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (amounts in thousands):

September 30, 2011
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$—	$878	$—	$878

Total	$—	$878	$—	$878

December 31, 2010
	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$—	$878	$—	$878

Total	$—	$878	$—	$878

Note E Subsequent Events

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2011. In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2011 through the date these financial statements were issued.

Note F Regulatory Matters

On April 19, 2011, the Bank consented to a Memorandum of Understanding (the “MOU”) issued by the Federal Deposit Insurance Corporation (FDIC) and the Office of Financial Institutions (OFI). The MOU provides for, among other things, the following items within specific time periods:

•	The Bank shall reduce its level of adversely classified assets.

Action taken: In the Report of Examination, 26 loans are classified adversely. Of these, nine had balances aggregating $250,000 or more, for a total of $3,702,000. Of the $3,702,000 in loans, $2,662,000 have been restructured and the remaining $1,040,000 either have or are going through the foreclosure process.

•	The Bank shall reduce its level of past due loans.

Action taken: The areas of responsibility for implementing and monitoring the Bank’s collection policy as well as specific collection procedures have been addressed. The Loan Committee will review all past due loans weekly and the Executive Committee will review them monthly. It is anticipated that a substantial improvement will begin to show starting in the fourth quarter.

•	The Bank shall eliminate the extension of credit until all appropriate underwriting documentation is obtained.

Action taken: The Loan policy procedure has been addressed as follows: Installment loans are to be reviewed for complete documentation and credit reviews for all loans made the previous week and presented to the Management Committee monthly, summarizing reviews. Commercial Loans will be reviewed for complete documentation and credit reviews for all loans with maturity dates of the upcoming week. Monthly reports will be made to the Audit and Finance Committee summarizing reviews and actions.

•	The Bank shall eliminate the extension of credit to borrowers for whom the Bank holds an uncollected charged-off asset or for which their credit is classified as “Substandard”.

Action taken: The Bank will not extend credit to charge-off borrowers, the Bank will not extend credit to a “substandard” borrower unless adequately documented and the Bank acknowledges.

•	The Bank shall have an outside independent loan review program.

Action taken: Waived and pending visitation.

•	The Bank shall maintain an appropriate Allowance for Loan and Lease Losses.

Action taken: It is Bank policy to maintain a loan loss reserve that is appropriate when compared to the quality of our loan portfolio and sufficient to meet the losses inherent in the portfolio. The adequacy of the loan loss reserve is determined on a quarterly basis by the Audit and Finance Committee. Any deficit is replenished from current earnings monthly.

•	The Bank shall maintain a Tier 1 leverage capital ratio equal of at least 9%, a Tier 1 Risk Based Capital Ratio of 11% and a Total Risk Based Capital Ratio of 13%.

Action taken: The Bank maintains these goals. At September 30, 2011 our Tier 1 leverage capital ratio is 13.23%, Tier 1 Risk Based Capital ratio is 20.33% and Total Risk Based Capital Ration is 21.60%.

•	The Bank shall not declare or pay any cash dividend without regulatory approval.

Action taken: Dividends have not been declared, and will not be declared or approved for payment without prior consent of the Regional Director and the Commissioner.

•	The Bank shall review and amend its interest rate risk policy and procedures.

Action taken: The Bank’s portfolio has always been shocked downwards by one & two percent. In addition our policy now includes 3 & 4 percent downward. This was implemented as of December 31, 2010. Policy and procedures were already in place to monitor risk, the downward shock of 3% and 4% was included. Reports are presented quarterly at the Audit and Finance Directors’ meeting. A program was purchased to facilitate generating the economic value of equity. Risk is monitored monthly by the ALCO committee which meets monthly in conjunction with the Management Committee.

•	The Bank shall provide for an independent evaluation of its management and information systems.

Action taken: The Board approved Chaffe & Associates on June 6, 2011. The results of the study were presented to the Board members on 8-23-11 and forwarded to the FDIC & OFI on September 26, 2011. The results were accompanied by G. Harrison Scott’s 9-23-11 memorandum to the Board of Directors addressing the Chaffe Report.

•	The Bank shall review and update the Bank’s written strategic plan and profit plan.

Action taken: The Bank’s strategic Plan was revised on 1-21-11, to include the services of BankSmart, an outside consulting firm, contracted to review the Bank’s contracts and earnings. The Strategic Plan was presented to the Management Committee on 6-30-11 and the Audit & Finance Committee on 7-5-11.

In addition, the Company entered into an agreement on August 9, 2011, with the Federal Reserve Bank (FRB) whereby the Company will not incur additional debt, declare or pay dividends without approval of the FRB, reduce its capital position by purchasing or redeeming treasury stock, make any distributions of interest or principal on subordinated debentures or trust preferred securities without prior written approval of the FRB and the Louisiana Office of Financial Institutions (OFI), provide the FRB and OFI with quarterly financial updates and provide written confirmation that the Company has complied will all resolutions on a quarterly basis.

While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the MOU. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied with in specified time periods.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2011 COMPARED WITH DECEMBER 31, 2010

BALANCE SHEET

Total assets at September 30, 2011 were $90,527,000 compared to $94,376,000 at December 31, 2010, for a decrease of $3,849,000, or 4.08%. Federal Funds Sold decreased $1,150,000 from $14,950,000 at December 31, 2010 to $13,800,000 at September 30, 2011. Certificates of Deposit increased $1,005,000 from $4,203,000 at December 31, 2010 to $5,208,000 at September 30, 2011. Both the decrease in Federal Funds Sold and the increase in Certificates of Deposit are due to normal fluctuations. Investment securities remained the same. Total loans decreased $3,461,000, or 5.75%, to $56,775,000 at September 30, 2011 from $60,236,000 at December 31, 2010. The decrease in the loan portfolio is due to a decrease in commercial real estate loans of $2,024,007, a decrease in construction loans of $2,637,838, a decrease in second mortgage loans of $68,403, a decrease in other real estate loans of $84,045, a decrease in commercial loans of $7,576, a decrease in credit card loans of $533,382 and a decrease in overdrafts of $59,686. These decreases were offset by an increase in 1-4 residential loans of $1,502,996 and an increase in personal loans of $451,037. The credit card portfolio decrease was largely attributable to tightening of the Bank’s underwriting standards, normal attrition, and the cyclical nature of the business.

Total deposits decreased $3,863,000, or 04.79%, to $76,714,000 at September 30, 2011 from $80,577,000 at December 31, 2010. Total non-interest bearing deposits decreased $1,866,000 and interest-bearing accounts decreased $1,997,000. The decrease of interest earning deposits was attributable to a decrease in NOW accounts of $480,000, a decrease in money market accounts of $438,000, a decrease in savings accounts of $272,000 and a decrease of $807,000 in time deposits.

Other liabilities decreased $55,000 from $882,000 at December 31, 2010 to $827,000 at September 30, 2011. This decrease is due mainly to a decrease of $381,000 in deferred taxes and $20,000 in accrued interest offset by an increase in other liabilities of $346,000.

Shareholder’s Equity increased $69,000 from $11,773,000 at December 31, 2010 to $11,842,000 at September 30, 2011. This increase is due mainly to net income for the nine months ended September 30, 2011 of $74,000 and partially offset by a decrease in Preferred Stock of $6,000.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2010

The Company’s net income for the nine months ended September 30, 2011 was $74,000, or $0.42 per share, a decrease of $140,000 from the Company’s total net income of $214,000, or $1.20 per share, for the same period last year.

Interest income for the three months ended September 30, 2011 decreased $135,000 for the nine months ended September 30, 2011 over the same period last year. Interest on federal funds sold increased $1,000 primarily due to an increase in the average balance of $3,640,000. Interest on investment securities decreased $9,000 due mainly to a decrease in the average balance from $2,437,000 at September 30, 2010 to $878,000 at September 30, 2011. Interest in the loan portfolio decreased $109,000 due mainly to a decrease in the average interest rate of 10.17% at September 30, 2010 to 10.12% at September 30, 2011 and a decrease in the average balance of $108,000. Interest on Certificates of Deposit purchased decreased $19,000 due to a decrease in the average balance of $4,131,000 with an average rate of 0.81% for 2011 as compared to an average balance of $4,785,000 with an average rate of 1.23% in 2010.

Interest expense decreased $6,000 for the nine months ended September 30, 2011 over the same period last year. This was caused primarily by a decrease in the average interest rate paid on interest-bearing deposits from .77% at September 30, 2010 to .74% as of September 30, 2011. The impact of the decrease in the average interest rate paid on interest-bearing deposits was partially offset by an increase in the average balance of interest bearing deposits from $46,475,000 at September 30, 2010 to $48,057,000 at September 30, 2011. The average interest rate on interest-bearing liabilities decreased from .91% at September 30, 2010 to .87% at September 30, 2011.

Net interest income decreased $130,000 for the nine months ended September 30, 2011 compared to the same period last year. Our interest rate spread decreased from 6.78% at September 30, 2010 to 6.57% at September 30, 2011. The decrease in the rate spread was due to an decrease of .25% on the yield on interest-earning assets from 7.69% for the nine months ended September 30, 2010 to 7.44% for the nine months ended September 30, 2011, and a decrease of .04% on the average rate paid out on interest bearing liabilities from .91% paid for the nine months ended September 30, 2010 as compared to .87% paid during the nine months ended September 30, 2011.

Non-interest income decreased $464,000 between the nine month periods from $1,196,000 at September 30, 2010 to $732,000 at September 30, 2011. Income from Service Charges on deposit accounts decreased $22,000, Cardholder and Other Credit Card income decreased $3,000 and Other Operating income decreased $438,000. The decrease in Other Operating income is primarily due to the 2010 gain on the sale of ORE property of $395,000, and $78,000 of Dividend income received during the nine months ended September 30, 2010, partially offset by the gain on the sale of ORE property of $16,000 and rental income from ORE property of $5,000 during the nine months ended September 30, 2011.

Non-interest expense decreased $280,000 for the nine month period of 2011 as compared to the same period last year. Salaries and Employee Benefits decreased $166,000 from $1,934,000 at September 30, 2010 to $1,768,000 at September 30, 2011. This decrease was due mainly to a reduction in the number of employees. Occupancy expense decreased by $103,000 due to lower building repairs and depreciation expenses. Communications increased by $9,000, Outsourcing fees increased by $24,000, Loan and Credit Card expense increased by $3,000, Professional fees increased $23,000 primarily due to an increase in Consulting Fees, ORE expenses decreased $120,000 due to a reduction in repairs expense incurred during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, and Other Operating expenses increased $49,000 due primarily to increases in our FDIC assessment and Telephone/Communications expense.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2010

Net income for the third quarter of 2011 was $22,000, or $.12 per share, compared to ($96,000), or ($.53) per share, for the same period last year for a increase of $118,000.

Interest income decreased $48,000 over the same period last year. Interest on the loan portfolio decreased $38,000 from $1,463,000 at September 30, 2010 to $1,425,000 at September 30, 2011. This was caused mainly by a decrease in the average balance of loans from $60,237,000 at September 30, 2010 to $57,159,000 at September 30, 2011. Interest on investment securities decreased $3,000 due mainly to a decrease in the average balance of investments from $2,455,000 at September 30, 2010 to $878,000 at September 30, 2011. Interest on certificates of deposit decreased $6,000 due mainly to a decrease in the interest rate of 1.10% in 2010 to 0.63% in 2011 and a decrease in the average balance from $4,746,000 to $4,453,000. Interest on federal funds sold decreased $2,000 due mainly to a decrease in the interest rate of 0.16% in 2010 to 0.08% in 2011 and offset by an increase in the average balance from $12,171,000 to $15,928,000.

Interest expense decreased $3,000 for the three months ended September 30, 2011 over the same period last year. This was caused by an increase in the average balance of interest bearing deposits from $46,577,000 in 2010 to $47,487,000 in 2011 and was partially offset by a decrease in the interest rate from 0.78% to 0.74%.

Net interest income decreased $45,000 due primarily to a decrease in interest rate on earning assets of 0.13% and a decrease in interest bearing liabilities of 0.04%.

Non-interest income increased $11,000 for the three-month period ended September 30, 2011 compared to the prior year period. Service Charges on Deposit accounts decreased $13,000 due mainly to service charges, Cardholder and Other Credit Card income decreased $3,000 and Other operating income increased by $27,000 due mainly to an increase in ORE and Other commission & fees recognized during the three months ended September 2011.

Non-interest expense decreased $123,000 for the three-month period ended September 30, 2011 compared to the prior year period. Salaries and Employee benefits decreased $86,000 due to a reduction in number of employees. Occupancy expense decreased $24,000 due primarily to lower depreciation expenses along with lower building and maintenance repairs and Professional fees decreased $7,000 due primarily to consultant fees. In addition Other Operating Expenses decreased $21,000 due to lower losses in credit card fraud and lower courier service expense. This decrease was offset by increases in Communications of $1,000, Outsourcing Fees of $7,000 due to an overall increase in Credit Card sales, Loan & Credit Card expense of $2,000, and ORE expense of $5,000 due to increased insurance expense.

The provision for income taxes for the three months ended September 30, 2011 was $13,000, an increase of $49,000 compared to the same period last year. For the three months ended September 30, 2010, the Company recognized a benefit $36,000 due primarily to its pre-tax book loss.

The following table shows interest income on earning assets and related average yields, as well as interest expense on inter-bearing liabilities and related average rates paid for nine months ended September 30, 2011 and September 30, 2010.

Average Balances, Interests and Yields

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income(1)(2)
Taxable	57,937	4,396	10.12%	59,045	4,504	10.17%
Tax-exempt	—			—
Investment securities
Taxable	878	5	0.76%	2,437	14	0.77%
Tax-exempt	—			—
Certificates of Deposit	4,131	25	0.81%	4,785	44	1.23%
Federal funds sold	16,651	14	0.11%	13,011	13	0.13%
Total Interest-Earning Assets	79,597	4,440	7.44%	79,278	4,575	7.69%

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
Demand Deposits	15,084	43	0.38%	15,485	66	0.57%
Savings deposits	19,924	52	0.35%	20,759	56	0.36%
Time deposits	13,049	170	1.74%	10,231	148	1.93%
Total Interest-Bearing Deposits	48,057	265	0.74%	46,475	270	0.77%
Federal Funds Purchased
Securities sold under agreements to repurchase
Other Short-Term borrowings	—			—
Long-Term debt	1,144	56	6.53%	1,144	56	6.53%
Total Int-Bearing Liabilities	49,201	321	0.87%	47,619	326	0.91%

Net Interest Income		4,119			4,249
Net Interest Spread			6.57%			6.78%
Net Interest Margin			5.17%			5.36%

(1) Fee income relating to loans is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

Average Balances, Interests and Yields

	Three Months Ended
	September 30, 2011			September 30, 2010
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income(1)(2)
Taxable	$57,159	1,426	9.98%	$60,237	1,463	9.71%
Tax-exempt	—			—
Investment securities
Taxable	878	2	0.91%	2,455	5	0.81%
Tax-exempt	—			—
Certificates of Deposit	4,453	7	0.63%	4,746	13	1.10%
Federal funds sold	15,928	3	0.08%	12,171	5	0.16%
Total Interest-Earning Assets	78,418	1,438	7.34%	79,609	1,486	7.47%

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
Demand Deposits	14,724	17	0.46%	15,310	26	0.68%
Savings deposits	19,946	18	0.36%	20,868	19	0.36%
Time deposits	12,817	53	1.65%	10,399	46	1.77%
Total Interest-Bearing Deposits	47,487	88	0.74%	46,577	91	0.78%
Federal Funds Purchased
Securities sold under agreements to repurchase
Other Short-Term borrowings	—			—
Long-Term debt	1,144	19	6.64%	1,144	19	6.64%
Total Int-Bearing Liabilities	48,631	107	0.88%	47,721	110	0.92%

Net Interest Income		1,331			1,376
Net Interest Spread			6.45%			6.54%
Net Interest Margin			1.70%			1.73%

(1) Fee income relating to loans is included in interest income.
(2) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on the cash basis.
(3) Interest income does not include the effects of taxable-equivalent adjustments using a federal tax rate of 34%.

ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
For the Nine Months Ended
September 30, 2011 Compared to September 30, 2010
	Change in Interest Due to
			Total
(Dollars in thousands)	Rate	Volume	Change

Net Loans:
Taxable	(23)	(85)	(108)
Investment Securities
Taxable	(0)	(9)	(9)
Interest-Bearing Deposits	(13)	(6)	(19)
Federal Funds Sold	(3)	4	1
Total Interest Income	$(39)	$(96)	$(135)
Deposits:
Demand Deposits	(21)	(2)	(23)
Savings Deposits	(2)	(2)	(4)
Time Deposits	(19)	41	22
Total Interest-Bearing Deposits	(42)	37	(5)
Total Interest Expense	$(42)	$37	$(5)

ANALYSES OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
For the Three Months Ended
September 30, 2011 Compared to September 30, 2010
	Change in Interest Due to
			Total
(Dollars in thousands)	Rate	Volume	Change

Net Loans:
Taxable	38	(75)	(37)
Investment Securities
Taxable	0	(3)	(3)
Interest-Bearing Deposits	(5)	(1)	(6)
Federal Funds Sold	(4)	2	(2)
Total Interest Income	$29	$(77)	$(48)
Deposits:
Demand Deposits	(8)	(1)	(9)
Savings Deposits	(0)	(1)	(1)
Time Deposits	(4)	11	7
Total Interest-Bearing Deposits	(12)	9	(3)
Total Interest Expense	$(12)	$9	$(3)

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

November 21, 2011
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized
officer of the Registrant)

Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting
Officer of the Registrant)

