Form 10-K
period 2011-12-31
BOL BANCSHARES INC
filed 2012-03-30
CIK 832818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

As of March 29, 2012, the aggregate market value of the voting common equity stock held by non-affiliates of the registrant was $1,864,752. For this purpose, certain executive officers and directors are considered affiliates.

The number of shares of Common Stock outstanding as of March 29, 2012 was 179,145.

Cross Reference Index

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

Allowance for Loan Losses.

It is the Bank’s policy to maintain a loan loss reserve that is appropriate when compared to the quality of our loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. Management reviews the allowance for loan losses on a periodic basis in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. From this analysis, a general, specific and unallocated reserve is established, which totals the allowance for loan losses at each reporting date. Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely.

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

Banking Products and Services

The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts (“IRAs”), savings and other time deposits of various types, and business, real-estate, personal use, home improvement, automobile, and a variety of other loans, as discussed more fully below. Other services include letters of credit, safe deposit boxes, credit cards, wire transfer, e-banking, night deposit, and drive-in facilities. Prices and rates charged for services offered are competitive with the area’s existing financial institutions in the Bank’s primary market area.

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

Credit Cards. The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. As of December 31, 2011 the Bank held $6,039,000 in credit card debt.

The Bank has a number of proprietary accounts it services which is included above. These accounts consist largely of small to medium sized merchants who have issued their own private-label credit cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due.

As of December 31, 2011 the Bank held $283,000 in proprietary accounts.

Territory Served and Competition

Market Area. The market area for the Bank is defined in the Bank’s Community Reinvestment Act Statement as the greater New Orleans metropolitan area. This area includes all of the City of New Orleans and surrounding Parishes. The Bank has branch offices in Orleans, Jefferson, and St. Tammany Parishes.

Population. The U.S. Census Bureau’s latest count on the population of New Orleans stands at 343,829 residents. About 1.17 million residents were counted in 2010 in the seven-parish metropolitan area.

Competition. The Bank competes with other commercial banks, savings and loan associations, credit unions, and other types of financial services providers in the New Orleans metropolitan area. The Bank is one of the smallest commercial banks in New Orleans in terms of assets and deposits.

Economy. While there is still a long way to go, considerable progress is being made towards New Orleans region’s gradual economic recovery in the aftermath of Hurricane Katrina and the BP oil spill thanks to the convergence of a number of factors; education reform, an influx of young entrepreneurial talent, a motivated labor force and a business-friendly government. Governmental agencies and coalitions have crafted and embraced comprehensive plans for rebuilding New Orleans and its surrounding parishes for the near, medium and long term. Our communities and citizens are working hard to make a solid come-back. Our vision is one of a more livable, sustainable and safer future for New Orleans, which will include all the rich cultural and architectural heritage that has made the region so beloved to natives and visitors alike.

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

Employees. As of December 31, 2011, the Bank had 59 full-time and approximately 7 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. The Bank considers its relationship with its employees to be very good. The employee benefit programs provided by the Bank include group life and health insurance, paid vacations, sick leave, and a Section 401(k) savings plan. The Company has no employees who are not employees of the Bank. See “Executive Compensation”.

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

Severn Branch. The Severn Branch of the Bank is located in the central business district of Metairie at 3340 Severn Avenue, Metairie, Louisiana. The premises consist of approximately 4,600 total square feet of office space on the first floor of a four-story office building, and parking is provided for approximately 200 cars. Rental income received during 2011 and 2010 was $282,546 and $267,386, respectively.

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

Lapalco Branch. The Lapalco Branch of the Bank is located in the Belle Meade Plaza Shopping Center at 605 Lapalco Boulevard, Gretna, Louisiana. The premises consist of approximately 2,500 square feet of office space in a one-story building, and parking is provided by the shopping center. The lease will expire May, 2016 with a monthly lease amount of $6,384 per month.

Gause Branch. The Gause Branch of the Bank is located in the central business district of Slidell at 636 Gause Boulevard, Slidell, Louisiana. The building consists of approximately 13,800 total square feet of office space in a three-story office building, and parking is provided for approximately 50 cars. The Bank owns the building and underlying land upon which it is situated. The Bank occupies approximately 3,300 square feet in this building and leases the remaining space to various tenants for varying rental rates and terms. Rental income received during 2011 totaled $64,572.

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

Item 3 Legal Proceedings

Because of the nature of the banking industry in general, the Company and the Bank are each party from time to time to litigation and other proceedings in the ordinary course of business. Reserves for such litigation, if the Company deems such litigation to have sufficient merit or which may subject the Company to significant exposure, would be recorded and reflected in the Company’s consolidated financial statements.

There are no legal proceedings which require accrual or disclosure within the Company’s consolidated financial statements.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the fourth quarter of fiscal year 2011 to a vote of security holders, through the solicitation of proxies.

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market in the shares of Bank Stock, as the Company owns 100% of the issued and outstanding shares of Bank Stock. There is no established trading market in the shares of Company Common Stock. The Company Common Stock is not listed or quoted on any stock exchange or automated quotation system. Management is aware, however, that Dorsey & Company, New Orleans, Louisiana does make a market in the Company Common Stock. The following table sets forth the range of high and low sales prices of Company Common Stock for 2011 and 2010, as determined by the Company based on trading records of Dorsey & Company. The following table does not purport to be a listing of all trades in Company Common Stock during the time periods indicated, but only those trades of which Dorsey and Company has informed the Company. The prices indicated below do not reflect mark-ups, mark-downs, or commissions, but do represent actual transactions. Finally, the prices listed below are not necessarily indicative of the prices at which shares of Company Stock would trade. As of December 31, 2011, the Company had approximately 576 shareholders of record. There were no dividends declared on the Company common stock for the years ended 2011 or 2010.

	2011		2010

	High	Low	High	Low
First Quarter	-	-	-	-
Second Quarter	-	-	-	-
Third Quarter	27.85	26.05	31.50	27.75
Fourth Quarter	-	-	-	-

No dividends were paid on shares of Company Common stock in 2011 or 2010.

Annual Shareholders Meeting

The Annual Meeting of the shareholders of Registrant will be held at 300 St. Charles Avenue, 4th Floor, New Orleans, Louisiana, the exact date of which has not been determined.

Independent Auditors

LaPorte, CPAs and Business Advisors, 111 Veterans Memorial Blvd., Suite 600,Metairie, LA 70005-4958.

Item 6 MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of BOL Bancshares, Inc. (the “Company”) and its bank subsidiary, (the “Bank”) for the years ended December 31, 2011, 2010, and 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes, and selected financial data appearing elsewhere in this report.

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

Dramatic declines in the housing market during the past years, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities by spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally, which could have a material adverse effect on our business and operations. A worsening of these conditions would likely exacerbate any adverse effects of these difficult market conditions on us and others in the financial institutions industry. As a rule however, the majority of small community banks, such as Bank of Louisiana, have strong reserve positions and are well capitalized.

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

Overview

The Company provides a full range of quality financial services in selected market areas. As of December 31, 2011, the Company’s total assets were $91,717,000 as compared to $94,340,000 at December 31, 2010.

Loans comprise the largest single component of the Bank’s interest-earning assets and provide a far more favorable return than other categories of earnings assets. The Bank’s loans totaled $54,381,000, and $60,201,000 net of unearned discount, deferred loan fees, and Allowance for Loan Losses at December 31, 2011, and 2010, respectively. The Bank’s net interest margin was 6.64% for the year ended December 31, 2011 as compared to 6.87% for the year ended December 31, 2010.

Historically, credit card loans have been an important part of the Bank’s total loan portfolio. However, the Bank has been diversifying its earning assets into commercial and installment loans. At December 31, 2011, credit card loans were $6,039,000 and represented 11.10% of the Bank’s net loan portfolio of $54,381,000. At December 31, 2010, credit card loans were $6,321,000 and represented 10.49% of the Bank’s loan portfolio of $60,201,000.

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

Results of Operations

Net Income - December 31, 2011 Compared to December 31, 2010.

The Company’s net income for the year 2011 was $74,000, or $0.42 per share, a decrease of $225,000, or a decrease of $1.25 per share from the Company’s net income of $299,000 in 2010.

Net interest income which is total interest income (including fees) less total interest expense was $5,366,000 in 2011 compared to $5,619,000 in 2010.

Interest on earning assets decreased $275,000 from $6,067,000 in 2010 to $5,792,000 in 2011. Interest income on investment securities decreased $7,000 from $15,000 earned in 2010 to $8,000 in 2011. This interest decrease was due to the average amount invested in securities from $2,036,000 in 2010 down to $913,000 in 2011. Interest income generated by the loan portfolio decreased a total of $244,000 from $5,976,000 in 2010 to $5,732,000 in 2011, due to a decrease in the decrease in rates charged from 9.77% in 2010 to 9.66% charged in 2011. Federal funds interest income decreased by $3,000 and interest income earned on certificates of deposit decreased by $21,000 due to falling average rates from 1.17% in 2010 to 0.77% in 2011.

Interest expense on deposits decreased $21,000 from $373,000 in 2010 to $352,000 in 2011. This decrease resulted primarily from a decrease in the average rates paid on deposits from an average rate of 0.78% in 2010 to 0.74% in 2011, even with an increase in the average balance of interest bearing deposits from $46,936,000 in 2010 to $47,821,000 in 2011.

The provision for loan losses decreased $225,000 from $305,000 in 2010 to $80,000 in 2011. In 2011 Personal loans ended with a net charge-off of $2,727; Real Estate loans had a net recovery of $39,206; Commercial loans had a charge-off of $15,959; Overdrafts had a net charge-off of $5,514, and Credit cards with a net charge-off of $94,945.

Non-interest income decreased $471,000 from $1,486,000 in 2010 to $1,015,000 in 2011. This decrease was due to decreases in gains on sale of ORE, which amounted to $395,000 in 2010 and $16,000 for 2011, and a decrease of $11,000 in Service Charges, Membership fees and Other commissions and fees, a decrease in Cardholder & Other Credit Card Income of $16,000, and a decrease in other income of $73,000. These decreases were offset by an increase in rental income from Other Real Estate of $9,000.

Non-interest expense decreased $389,000. The major components were a decrease of $243,000 in Salaries and Employee Benefits, due primarily in the reduction of salaries and part-time wages, a decrease in Occupancy Expense of $143,000 due primarily to lower depreciation taken on equipment, a decrease in Outsourcing Fees of $21,000 and a decrease in ORE Expense of $78,000. The primary offset to the decreases were increases in Communications of $11,000, Loan & Credit Card Expense of $3,000, Professional fees of $18,000 and an increase in Other Operating Expense of $64,000.

The Company recognized income tax expense of $38,000 for 2011, as compared to an income tax benefit of $76,000 for 2010. The income tax benefit for 2010 was a result of an increase in the Company’s dividend received deduction, as well as adjustments to the Company’s current and deferred income tax liability accounts.

Net Income - December 31, 2010 Compared to December 31, 2009

The Company’s net income for the year 2010 was $299,000 or $1.67 per share, an increase of $164,000, or an increase of $0.92 per share from the Company’s net income of $135,000 in 2009.

Net interest income which is total interest income (including fees) less total interest expense was $5,619,000 in 2010 compared to $5,627,000 in 2009.

Interest on earning assets decreased $44,000 from $6,111,000 in 2009 to $6,067,000 in 2010. Interest income on investment securities decreased $19,000 from $34,000 earned in 2009 to $15,000 in 2010. This interest decrease was due to the yields derived on security investments falling from an average of 1.35% received in 2009 to an average interest rate of 0.72% in 2010. In addition, due to the falling rates, the Bank reduced the average amount invested in securities from $2,510,000 in 2009 down to $2,036,000 in 2010, until such time as the market improves. Interest income generated by the loan portfolio decreased a total of $18,000 from $5,994,000 in 2009 to $5,976,000 in 2010, due to the decrease in rates charged from 10.09% in 2009 to 9.77% charged in 2010. Federal funds interest income decreased by $5,000 and interest income on certificates of deposit decreased by $3,000.

Interest expense on deposits decreased $18,000 from $391,000 in 2009 to $373,000 in 2010. This decrease resulted primarily from a decrease in the average rates paid on deposits from an average rate of 0.87% in 2009 to 0.78% in 2010, even with an increase in the average balance of interest bearing deposits from $44,654,000 in 2009 to $44,936,000 in 2010.

The provision for loan losses decreased $231,000 from $536,000 in 2009 to $305,000 in 2010. In 2010 Personal loans ended with a net charge-off of $7,000, Real Estate loans had a net charge-off of $3,000, Commercial loans had a net recovery of $25,000, Overdrafts had a net charge-off of $14,000 and Credit cards with a net charge-off of $306,000.

Non-interest income decreased $503,000 from $1,989,000 in 2009 to $1,486,000 in 2010. This decrease was due to a mix of a decrease in Other income of $929,000 due primarily to Katrina insurance proceeds remaining and taken into income in 2009 and a decrease of $15,000 in Cardholder income, Membership fees and Other commissions and fees. The overall decrease was offset by an increase in Service charges on deposit accounts of $50,000 and a net increase of $385,000 on income from ORE pertaining to the sale of three lots on Morrison Road.

Non-interest expense decreased $291,000 from 2009 to 2010. The major components were a decrease of $150,000 in Salaries and Employee Benefits, a decrease in Insurance and Assessments of $44,000, and a decrease in Other operating expenses of $364,000. The primary offset to the decreases were an increase in the maintenance, repairs and upkeep of ORE properties of $203,000, an increase in Professional fees of $30,000, an increase in Outsourcing fees of $30,000, and an increase in Occupancy expense of $20,000.

The Company recognized an income tax benefit of $76,000 for 2010, as compared to income tax expense of $77,000 for 2009. The income tax benefit for 2010 was a result of an increase in the Company’s dividend received deduction, as well as adjustments to the Company’s current and deferred income tax liability accounts.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest bearing liabilities and related average rates paid for the years 2011, 2010 and 2009.

TABLE 1 Average Balances, Interests and Yields

Average Balances, Interests and Yields
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
INTEREST-EARNING ASSETS:
Loans, net of Unearned income (1)(2)	59,318	5,732	9.66%	61,173	5,976	9.77%	59,382	5,994	10.09%
Certificates of Deposits	4,417	34	0.77%	4,672	55	1.17%	4,294	58	1.35%
Investment securities	913	8	0.85%	2,036	15	0.72%	2,510	34	1.35%
Federal funds sold	16,170	17	0.11%	13,915	20	0.14%	16,677	25	0.15%
Total Interest-Earning Assets	80,817	5,792	7.17%	81,797	6,066	7.42%	82,863	6,111	7.37%

Cash and due from banks	2,915			2,950			3,021
Allowance for loan Losses	(1,799)			(1,797)			(1,794)
Premises and equipment	5,763			6,003			6,332
Other Real Estate	3,833			2,812			1,398
Other assets	1,047			1,280			1,071
TOTAL ASSETS	92,575			93,045			92,893

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
Demand Deposits	14,950	57	0.38%	15,402	89	0.58%	13,649	75	0.55%
Savings deposits	19,954	70	0.35%	20,753	75	0.36%	21,441	79	0.37%
Time deposits	12,917	225	1.74%	10,781	209	1.94%	9,564	238	2.49%
Total Int-Bearing Deposits	47,821	352	0.74%	46,936	373	0.78%	44,654	391	0.87%

Long-Term debt	1,144	74	6.50%	1,144	74	6.45%	1,410	94	6.65%
Total Interest-Bearing Liabilities	48,966	426	0.87%	48,080	447	0.93%	46,065	484	1.05%

Non-interest-bearing deposits	30,735			32,274			33,967
Other liabilities	953			911			1,270
Shareholders' equity	11,921			11,779			11,591
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	92,575			93,045			92,893
Net Interest Income		5,366			5,619			5,627
Net Interest Spread			6.30%			6.49%			6.32%
Net Interest Margin			6.64%			6.87%			6.79%
(1) Fee income relating to loans of $347,000 in 2011, $343,000 in 2010 and $374,000 in 2009 is included in interest income.
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

Table 2 Rate/Volume Analyses (1)

	2011 vs 2010 Increase(Decrease)			2010 vs 2009 Increase(Decrease)

	Due to Change in:			Due to Change in:
(Dollars in Thousands)	Rate	Volume	Total	Rate	Volume	Total

Net Loans	(62)	(181)	(244)	(198)	181	(18)
Cert of Deposits	(17)	(3)	(21)	(8)	5	(3)
Investment Securities	2	(9)	(7)	(15)	(4)	(19)
Federal Funds Sold	(6)	3	(3)	(1)	(4)	(5)
Total Interest Income	(82)	(185)	(274)	(226)	175	(45)

Deposits:
Demand Deposits	(29)	(3)	(32)	3	10	13
Savings Deposits	(2)	(3)	(5)	(1)	(3)	(4)
Time Deposits	(26)	41	16	(59)	30	(29)
Total Int-Bearing Dep	(56)	36	(21)	(58)	38	(20)
Long-Term Debt	1	0	0	(3)	(18)	(21)
Total Interest Expense	(56)	35	(21)	(60)	20	(41)
Change in net interest income	(27)	(221)	(253)	(166)	156	(4)

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

The interest rate sensitivity structure within the Company’s balance sheet at December 31, 2011, has a net interest sensitive asset gap of 23.37% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitive liability gap of -1.46%. The information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

The following table illustrates the Bank’s interest rate sensitivity analysis at December 31, 2011, as well as the cumulative position at December 31, 2011:

TABLE 3 Asset/Liability and Gap Analysis

Interest Rate Sensitivity Analysis

	December 31, 2011
	1-30	31-60	61-90	91-365	1 Year-	Over
	Days	Days	Days	Days	5 Years	5 Years	Total
(Dollars in Thousands)

Earning Assets
Securities-HTM	-	-	-	-	-	-	-
Securities - AFS	-	-	-	-	-	1,037	1,037
Loans	10,493	4,038	3,485	25,112	11,009	244	54,381
Cert of Deposits	1,240	248	-	2,470	1,500	-	5,458
Federal Funds sold	16,150	-	-	-	-	-	16,150

Total Earning Assets	27,883	4,286	3,485	27,582	12,509	1,281	77,026

Non Earning Assets	-	-	-	-	-	14,691	14,691

TOTAL ASSETS	27,883	4,286	3,485	27,582	12,509	15,972	91,717

Interest-Bearing Liabilities

Savings & Now accounts	30,948	-	-	-	-	-	30,948
Money market	3,509	-	-	-	-	-	3,509
CD's < $100,000	573	689	244	3,966	4,580	-	10,052
CD's > $100,000	484	304	-	1,064	593	-	2,445

Total Interest-
Bearing Liabilities	35,514	993	244	5,030	5,173	-	46,954
Non-Costing Liabilities & Equity	264	-	-	-	1,000	43,499	44,763

TOTAL LIABILITIES AND EQUITY	35,778	993	244	5,030	6,173	43,499	91,717

Interest Sensitivity Gap	(7,631)	3,293	3,241	22,552	7,336	1,281	30,072
Cumulative Gap	(7,631)	(4,338)	(1,097)	21,455	28,791	30,072
Cumulative Gap/
Total Assets	-8.32%	-4.73%	-1.20%	23.39%	31.39%	32.79%

Provision for Loan Losses

Management’s policy is to maintain the allowance for possible loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Management’s evaluation process to determine losses includes consideration of the industry, specific conditions of individual borrowers, historical loan loss experience, and the general economic environment. As these factors change, the level of loan loss provision changes.

At December 31, 2011 and December 31, 2010 the allowance for possible loan losses was $1,800,000. In 2011, the provision for loan losses was $80,000 compared to $305,000 in 2010. Net charge-offs were $80,000 in 2011 compared to $305,000 in 2010. Based on the volume of credit card charges and payments, the credit card portfolio turns over every eight to nine months, requiring a provision to loan loss allowance less than annual charge-offs due to recoveries being contemporaneously made.

TABLE 4 Allowance for Loan Losses

	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$1,800	$1,800
Charge-Offs:
Commercial	16	0
Real estate	19	4
Personal and Overdrafts	13	23
Credit Cards	223	477
Total Charge-offs	271	505
Recoveries:
Commercial	0	25
Real estate	58	1
Consumer	5	2
Credit Cards	128	171
Total Recoveries	191	200
Net charge-offs	80	305
Provision for loan losses	80	305

Balance at end of period	$1,800	$1,800
Ratio of net charge-offs during period to average loans outstanding	0.13%	0.50%
Allowance for possible loan losses as a percentage of loans	3.20%	2.90%

Non-interest Income

An important source of the Company’s revenue is derived from non-interest income.

For the year 2011 non-interest income decreased $471,000. This decrease was due primarily to a decrease in gains on the sale of Other Real Estate, which amounted to $395,000 in 2010 and $16,000 in 2011. Other decreases included an $11,000 decrease in Service Charges, Membership Fees and Other commissions and fees, a decrease in Cardholder & Other Credit Card Income of $16,000, and a decrease in other income of $73,000. These decreases were offset by an increase in rental income from Other Real Estate of $9,000.

Non-interest income decreased $503,000 from $1,989,000 in 2009 to $1,486,000 in 2010. This decrease was due to a mix of a decrease in Other income of $929,000 due primarily to Katrina insurance proceeds remaining and taken into income in 2009 and a decrease of $15,000 in Cardholder income, Membership fees and Other commissions and fees. The overall decrease was offset by an increase in Service charges on deposit accounts of $50,000 and a net increase of $385,000 on income from ORE pertaining to the sale of three lots on Morrison Road.

The following table sets forth the major components of non-interest income for the last two years.

TABLE 5 Non-interest Income

	December 31,
	2011	2010	$ Change
	(Dollars in Thousands)

Service Charges	186	214	(28)
NSF Charges	259	253	6
Gain on Sale of Securities	0	0	0
Cardholder & Other Cr Card Inc	413	428	(15)
Other Comm. & Fees	69	58	11
ORE Income	9	0	9
Gain on Sale of ORE	15	395	(380)
Gain on Insurance Settlement	0	0	0
Other Income	65	138	(73)

Total Non-interest Income	$1,015	$1,486	($471)

Non-interest Expense

The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses and other operating costs associated with the day-to-day operations of the Company.

For the year 2011 non-interest expense decreased $389,000. The major components were a decrease of $243,000 in Salaries and Employee Benefits due mainly to a reduction in salaries and part-time wages, a decrease in Occupancy Expense of $143,000 due to lower depreciation expenses on equipment, a decrease in Outsourcing Fees of $21,000, a decrease in ORE Expenses of $78,000. The primary offset to the decreases were an increase in Loan & Credit Card Expense of $3,000, Communications of $11,000, Stationery, Forms & Supply of $5,000, Professional fees of $18,000, Insurance & Assessments of $21,000, Advertising Expense of $1,000, Miscellaneous Losses of $3,000, Promotional Expenses of $1,000, and Other Expenses of $35,000.

For the year 2010 non-interest expense decrease $291,000. The major components were a decrease of $150,000 in Salaries and Employee Benefits, a decrease in Insurance and Assessments of $44,000, a decrease in other operating expenses of $364,000. The primary offset to the decreases were an increase in maintenance, repairs and upkeep of ORE properties of $203,000, an increase in Professional fees of $30,000, an increase in Outsourcing fees of $30,000, and an increase in Occupancy expense of $20,000.

The following table sets forth the major components of non-interest expense for the last two years:

TABLE 6 Non-interest Expenses

	December 31,
	2011	2010	$ Change
	(Dollars in Thousands)

Salaries & Benefits	2,372	2,615	(243)
Occupancy Expense	917	1,060	(143)
Estimated Loss (Recovery) Contingency	0	0	0
Loan & Credit Card Expense	119	116	3
Communications	227	216	11
Outsourcing Fees	1,331	1,352	(21)
Stationery, Forms & Supply	89	84	5
Professional Fees	305	287	18
Insurance & Assessments	202	181	21
Advertising Expense	12	11	1
Misc. Losses	0	3	(3)
Promotional Expenses	58	57	1
ORE Expenses	258	335	(77)
Other Operating Expense	297	260	37
Total Non-interest Expense	$6,188	$6,577	($389)

Provision for Income Taxes

The Company recognized an income tax liability of $ 38,000 for 2011, as compared to an income tax benefit of $76,000 for 2010.

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

During 2011, deposits decreased $2,897,000, or 3.60%, from $80,577,000 at December 31, 2010 to $77,680,000 at December 31, 2011. Short term investments and other marketable assets increased, resulting in a slight increase in liquidity.

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

Loans

The loan portfolio is the largest category of the Bank’s earning assets. The following table summarizes the composition of the loan portfolio for the last two years:

TABLE 7 Loans Net by Category

	December 31,	December 31,
	2011	2010
Real Estate Mortgages:
Residential 1-4 Family	$21,157	$19,541
Commercial	15,787	20,282
Construction	6,399	9,023
Second Mortgages	820	949
Other	1,611	1,725
	45,774	51,520

Commercial	2,702	2,726
Personal	1,496	1,191
Credit Cards	6,039	6,321
Overdrafts	210	277
	56,221	62,036

Allowance for Loan Losses	1,800	1,800
Deferred Loan Fees	40	36

Net Loans	$54,381	$60,200

At December 31, 2011 total loans outstanding were $56,221,000 and $62,036,000 at December 31, 2010. Average total loans during 2011 decreased $1,855,000, or 3.03%, to $59,318,000 from $61,173,000 at December 31, 2010.

The Bank experienced a decrease of $5,746,000 in real estate loans from $51,520,000 in 2010 to $45,774,000 in 2011 along with slight decreases in all the other categories and only consumer loans showing a slight increase.

The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2011:

TABLE 8 Loan Maturity and Interest Rate Sensitivity

	December 31, 2011
		Maturing
	Within	One To	Over
	One Year	5 Years	5 Years	Total
		(Dollars in Thousands)
Loan Maturity by Type
Real estate construction, land & land dev.	36,479	8,724	571	45,775
Commercial, financial & agricultural	2,584	118	0	2,702
All other loans	1,563	6,182	0	7,744
Total	$40,625	$15,024	$571	$56,221

Rate Sensitivity of Loans
Loans:
Fixed rate loans	38,609	15,024	571	54,204
Variable rate loans	721	0	0	721
Non-Accrual Loans	1,295	0	0	1,295
Total	$40,625	$15,024	$571	$56,221

As of December 31, 2011 and 2010, the Bank’s recorded investment in loans that are considered impaired, which consists of substandard loans, non-accrual loans and restructured loans (TDRs), totaled $4,184,000 and $5,072,000, respectively.

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

Non-performing assets at December 31, 2011 were $8,581,000 and $5,413,000 at December 31, 2010. During 2011, non-accrual loans decreased by $981,000 and other real estate owned increased $1,460,000 due to foreclosure on loans which defaulted. At December 31, 2011 restructured loans totaled $2,688,000.

The ratio of past due loans, exclusive of non-accrual loans, to total loans has increased from 3.05% at December 31, 2010 to 4.80% at December 31, 2011. During that time, the Bank increased its ratio of non-performing assets to loans and other real estate owned from 8.31% at December 31, 2010, to 14.11% at December 31, 2011. The allowance for possible loan losses as a percent of net period-end loans increased to 3.31% at December 31, 2011, compared to 2.99% at December 31, 2010. Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the loan portfolio.

When a loan is classified as non-accrual, previously accrued interest is reversed and interest income is decreased to the extent of all interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous years, accrued interest is decreased and a charge for that amount is made to the allowance for possible loan losses. The gross amount of interest income that would have been recorded on non-accrual loans, if all such loans had been accruing interest at the original contract rate, at December 31, 2011 was $125,000 compared to $222,000 at December 31, 2010.

TABLE 9 Non-performing Assets

	December 31,
	2011	2010
(Dollars in Thousands)

Non-accrual Loans	1,295	2,276
Restructured Loans	2,688	0
Other Real Estate Owned	4,597	3,137
Total Non-performing Assets	$8,581	$5,413
Loans past due 90 days or more and accruing	2,699	1,895
Ratio of loans past due 90 days or more and accruing to gross loans	4.80%	3.05%
Ratio of non-performing assets to total assets	9.36%	5.74%

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

Table 10 Allocation of Allowance for Possible Loan Losses

	December 31, 2011		December 31, 2010
	Allowance	% *	Allowance	% *
	(Dollars in Thousands)
Non-accrual loans	145	2.30%	255	3.67%
Substandard/Impaired/Doubtful	1,182	8.78%	1,042	4.02%
Construction loans	-	0.00%	-	0.00%
Commercial, financial and agricultural	73	65.25%	89	71.68%
Consumer loans	37	12.55%	15	9.99%
Credit Cards	352	10.74%	368	10.19%
Overdrafts	11	0.37%	31	0.45%
Total	1,800		1,800

* Percentage of respective loan type to total loans.

Investment Securities

The Company’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The Bank’s Board of Directors reviews such policy not less than annually. The levels of taxable and tax-exempt securities and short-term investments reflect the Company’s strategy of maximizing portfolio yields while providing for liquidity needs. Investment securities totaled $1,037,000 at December 31, 2011, and $878,000 at December 31, 2010. In addition, the Company had certificates of deposit with other institutions totaling $5,458,000 and $4,203,000 at December 31, 2011 and 2010, respectively. The average maturity of certificates of deposit held with other institutions was one year or less at December 31, 2011. At year-end 2011 and 2010, all of the Company’s investment securities were classified as available-for-sale. The gross unrealized holding gains on these securities at December 31, 2011 were $735,000 and $576,000 at December 31, 2010.

There were no investments and no obligations of any one state or municipality at December 31, 2011, or 2010.

At December 31, 2011, and 2010 the Bank had no U.S. Treasury securities or obligations of U. S. government corporations or federal agencies, as available for sale.

The following table sets forth the carrying and approximate market values of investment securities for the last two years:

TABLE 11 Investment Securities

	December 31,
	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)

Other investments	$302	$1,037	$302	$878
Total	$302	$1,037	$302	$878

Below is a table of equity securities at fair value that are included in Investment Securities at December 31, 2011 (dollars in thousands):

TABLE 12 Other Securities

Other Securities	Fair Value

Mississippi River Bank	893
Liberty Financial Services, Inc.	113
Business Resource Capital	20
MasterCard International	11

Total Other Securities	$1,037

Deposits

Total deposits at December 31, 2011 were $77,680,000 which represented a decrease of $2,897,000, or 3.60%, from $80,577,000 at December 31, 2010. During 2011, interest bearing deposits decreased by $1,756,000. Core deposits, the Bank’s largest source of funding, consist of all interest bearing and non-interest bearing deposits except certificates of deposits over $100,000. Core deposits are obtained from a broad range of customers. Average core deposits decreased $329,000, or .43%, to $75,827,000 from $76,156,000 in 2010. Average market rate core deposits, primarily CD’s of less than $100,000 and money market accounts, increased $2,379,000 from $11,630,000 in 2010 to $14,009,000 in 2011.

Non-interest bearing deposits are comprised of business accounts, including correspondent bank accounts, escrow deposits, as well as individual accounts. Average non-interest bearing demand deposits represented 40.53% of average core deposits in 2011 compared to 42.38% in 2010.

The average amount of, and average rate paid on deposits by category for the period shown are presented below:

TABLE 13 Selected Statistical Information

	December 31,
	2011		2010
	Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Non-interest-bearing Deposits	$30,735	N/A	$32,274	N/A
Interest-bearing Demand Deposits	14,950	0.38%	15,402	0.58%
Savings Deposits	19,954	0.35%	20,753	0.36%
Time Deposits	12,917	1.74%	10,781	1.94%
Total Average Deposits	$78,557		$79,210

The composition of average deposits for the last two years is presented below:

TABLE 14 Deposit Composition

DEPOSIT COMPOSITION

	December 31,
	2011		2010
	Average	% Of	Average	% Of
	Balances	Deposits	Balances	Deposits
	(Dollars in Thousands)
Demand, non-interest-bearing	30,735	39.12%	32,274	40.74%
NOW accounts	11,129	14.17%	11,499	14.52%
Money market deposit accounts	3,822	4.86%	3,903	4.93%
Savings accounts	19,954	25.40%	20,753	26.20%
Other time deposits	10,188	12.97%	7,726	9.75%
Total core deposits	75,827	96.53%	76,155	96.14%
Certificates of deposit of $100,000 or more	2,730	3.47%	3,055	3.86%
Total deposits	$78,557	100.00%	$79,210	100.00%

The following table sets forth maturity distribution of Time Deposits of $100,000 or more for the past two years:

TABLE 15 Maturity Distribution of Time Deposits $100,000 or More

	December 31,
	2011	2010
	(Dollars in Thousands)

Three months or less	1,043	798
After three months through one year	2,253	1,606
Over one year through three years	1,412	2,644
Over three years	200	200

Total	$4,908	$5,248

Other Assets and Other Liabilities

Other Assets decreased $349,000 in 2011, due primarily to the decrease in prepaid FDIC assessments. During 2009 the FDIC required institutions to prepay three years worth of assessments. Accounts receivable’s decrease from 2010 to 2011 is primarily due to a deposit made with Visa and Mastercard of $150,000 in 2010 to cover the day to day credit card settlement for Friday, December 31st in lieu of New Years Day that fell on a Saturday and the Federal Reserve Bank was open for business.

Other Liabilities had an increased of $99,000 in 2011. This increase was due primarily to an overall increase of Accrued Expenses of $114,000 and offset by a decrease of $10,000 in the Bank’s Blanket Bond Fund.

The following are summaries of other assets and other liabilities for the last two years:

TABLE 16 Other Assets & Other Liabilities

Other Assets	December 31,
	2011	2010
(Dollars in Thousands)

Interest Receivable	267	254
Prepaid Expenses	403	602
Accounts Receivable	17	161
Cash Surrender Value	156	167
Other Assets	0	8
Total Other Assets	$843	$1,192

Other Liabilities	December 31,
	2011	2010
(Dollars in Thousands)

Accrued Expenses Payable	246	132
Deferred Membership Fees	11	13
Blanket Bond Fund	40	50
Other Liabilities	73	76
Total Other Liabilities	370	$271

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

Shareholders’ Equity

Shareholders’ equity at December 31, 2011 was $11,941,000, an increase of $168,000, or 1.43%, from $11,773,000 at December 31, 2010, and amounted to 13.02% of total assets. Realized shareholders’ equity which includes preferred and common stock, capital in excess of par, and retained earnings increased $64,000, or 0.57%, to $11,323,000 at December 31, 2011 from $11,259,000 at December 31, 2010.

During 2011, the increase in shareholder’s equity was primarily attributable to net income of $74,000, partially offset by a decrease in Preferred Stock of $13,000, and an increase in capital in excess of par-retired Preferred Stock of $3,000. In addition, there was an increase in accumulated other comprehensive income, which is used to refer to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, in the amount of $105,000.

No dividends were paid on shares of Company Common Stock in 2011 or 2010.

The Company maintains an adequate capital position that exceeds all minimum regulatory capital requirements. The Company’s internal capital growth rate (net income less dividends declared as a percentage of total shareholders’ equity) for 2011 was 0.62% compared to 2.54% in 2010. The ratio of average shareholders’ equity to average assets was 12.88% and 12.66% in 2011 and 2010, respectively.

At December 31, 2011, the Company’s primary capital ratio as defined by the FRB was 13.32%, compared to 13.59% in 2010. The total capital ratio was 13.32% at December 31, 2011, and 13.59% in 2010, compared to the guidelines, which mandate a minimum primary capital ratio of 5.50% and total capital ratio of 6.00% for bank holding companies and banks.

The Bank’s leverage ratio (Tier 1 capital to total assets) at December 31, 2011, was 13.49% compared to 12.83% at December 31, 2010, which are compared to the minimum capital requirement of 4.00% for well-managed Banking organizations.

The Bank’s ratios are in excess of the regulatory requirements, as indicated in the Capital Adequacy schedule below:

	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Tier I capital
Actual	12,187	20.50%	12,096	18.58%
Minimum	2,378	4.00%	2,603	4.00%
Excess	9,809	16.50%	9,493	14.58%
Total risk-based capital
Actual	12,943	21.77%	12,922	19.85%
Minimum	4,756	8.00%	5,207	8.00%
Excess	8,187	13.77%	7,715	11.85%
Tier I capital leverage ratio
Actual	12,187	13.49%	12,096	12.83%
Minimum	3,612	4.00%	3,771	4.00%
Excess	8,575	9.49%	8,325	8.83%

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

In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted, which substantially revises the bank regulatory and funding provisions of the FDIA and makes revisions to several other federal banking statues. Among other things, the FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The Bank has capital levels above the minimum requirements. In addition, an institution that is not well capitalized is generally prohibited form accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to “pass through” insurance coverage for certain employee benefit accounts. The FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution’s capital plan for such plan to be acceptable. The FDICIA contains numerous other provisions, including new account, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. The FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions. The Dodd-Frank Act contains provisions that have, among other things, established a Consumer Financial Protection Bureau, established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Emergency Economic Stabilization of 2008 (“EESA”)

On October 3, 2008, the United States government passed the EESA, which provides the United States Department of the Treasury with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Deposit Insurance

As part of the EESA, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013 by the FDIC. As part of the Dodd-Frank Act, federal deposit insurance coverage was permanently raised to $250,000.

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

Item 7 Financial Statements

BOL BANCSHARES, INC.

& SUBSIDIARY

December 31, 2011

Audits of Consolidated Financial Statements

December 31, 2011

and

December 31, 2010

C O N T E N T S

29

To the Board of Directors

BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of BOL BANCSHARES, INC. (the Company) and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOL BANCSHARES, INC. and its wholly-owned subsidiary, Bank of Louisiana, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

A Professional Accounting Corporation

Metairie, Louisiana

March 5, 2012

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010

Cash and Cash Equivalents
Cash and Due from Banks	$3,505,465	$3,833,920
Federal Funds Sold	16,150,000	14,950,000

Total Cash and Cash Equivalents	19,655,465	18,783,920

Certificates of Deposit with Other Institutions	5,458,007	4,203,007
Investment Securities Available-for-Sale, at Fair Value	1,037,475	878,100
Loans - Less Allowance for Loan Losses of $1,800,000 in 2011 and 2010	54,380,969	60,200,514
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,654,026	5,855,711
Other Real Estate	4,597,336	3,137,074
Other Assets	843,722	1,191,997
Letters of Credit	90,120	90,120

Total Assets	$91,717,120	$94,340,443

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2011	2010

LIABILITIES
Deposits
Non-Interest Bearing	$30,726,223	$31,866,902
Interest Bearing	46,954,019	48,709,841
Notes Payable	1,144,201	1,144,201
Other Liabilities	369,900	270,955
Deferred Taxes	382,629	380,652
Letters of Credit Outstanding	90,120	90,120
Accrued Interest	108,604	104,980

Total Liabilities	79,775,696	82,567,651

STOCKHOLDERS' EQUITY
Preferred Stock - Par Value $1
1,796,624 Shares Issued and Outstanding in 2011
1,810,296 Shares Issued and Outstanding in 2010	1,796,624	1,810,296
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2011 and 2010	179,145	179,145
Accumulated Other Comprehensive Income	618,489	513,305
Capital in Excess of Par - Retired Stock	197,939	195,205
Retained Earnings	9,149,227	9,074,841

Total Stockholders' Equity	11,941,424	11,772,792

Total Liabilities and Stockholders' Equity	$91,717,120	$94,340,443

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
	2011	2010	2009

INTEREST INCOME	$5,791,760	$6,066,653	$6,110,909

INTEREST EXPENSE	425,988	447,238	484,314

Net Interest Income	5,365,772	5,619,415	5,626,595

PROVISION FOR LOAN LOSSES	79,868	304,688	535,543

Net Interest Income After Provision for Loan Losses	5,285,904	5,314,727	5,091,052

OTHER INCOME
Service Charges on Deposit Accounts	444,348	467,201	416,897
Cardholder and Other Charge Card Income	412,565	428,254	436,458
Gain on Katrina Insurance Recovery	—	—	817,077
Other Non-Interest Income	158,080	590,251	318,788

Total Other Income	1,014,993	1,485,706	1,989,220

OTHER EXPENSES
Salaries and Employee Benefits	2,371,869	2,615,106	2,764,527
Occupancy Expense	917,419	1,059,723	1,040,332
Outsourcing Fees	1,330,991	1,352,124	1,321,717
Other Non-Interest Expense	1,568,060	1,550,373	1,741,338

Total Other Expenses	6,188,339	6,577,326	6,867,914

INCOME BEFORE INCOME TAX EXPENSE	112,558	223,107	212,358

INCOME TAX EXPENSE (BENEFIT)	38,172	(76,023)	77,182

NET INCOME	$74,386	$299,130	$135,176

EARNINGS PER SHARE OF COMMON STOCK	$0.42	$1.67	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2011	2010	2009

NET INCOME	$74,386	$299,130	$135,176

OTHER COMPREHENSIVE INCOME,NET OF TAX:
Unrealized Holding Gains (Losses) on Investment Securities Available-for-Sale, Arising During the Period	105,184	42,114	(5,726)

OTHER COMPREHENSIVE INCOME (LOSS)	105,184	42,114	(5,726)

COMPREHENSIVE INCOME	$179,570	$341,244	$129,450

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Accumulated	Capital In
			Other	Excess of
	Preferred	Common	Comprehensive	Par	Retained
	Stock	Stock	Income	Retired Stock	Earnings	Total

BALANCE - January 1, 2009	$1,997,360	$179,145	$476,917	$157,792	$8,640,535	$11,451,749

Preferred Stock Retired	(160,271)	—	—	32,054	—	(128,217)

Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	(5,726)	—	—	(5,726)

Net Income for the Year 2009	—	—	—	—	135,176	135,176

BALANCE - December 31, 2009	1,837,089	179,145	471,191	189,846	8,775,711	11,452,982

Preferred Stock Retired	(26,793)	—	—	5,359	—	(21,434)

Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	42,114	—	—	42,114

Net Income for the Year 2010	—	—	—	—	299,130	299,130

BALANCE - December 31, 2010	1,810,296	179,145	513,305	195,205	9,074,841	11,772,792

Preferred Stock Retired	(13,672)	—	—	2,734	—	(10,938)

Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	105,184	—	—	105,184

Net Income for the Year 2011	—	—	—	—	74,386	74,386

BALANCE - December 31, 2011	$1,796,624	$179,145	$618,489	$197,939	$9,149,227	$11,941,424

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010	2009

OPERATING ACTIVITIES
Net Income	$74,386	$299,130	$135,176
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	79,868	304,688	535,543
Charge-downs of Other Real Estate	13,072	—	—
Depreciation and Amortization Expense	307,897	384,632	399,722
Deferred Income Taxes	(52,211)	(23,222)	257,523
Gain on Sale of Other Real Estate	(15,599)	(394,997)	—
Increase in Deferred Loan Fees	4,066	5,281	10,394
Decrease (Increase) in Other Assets	348,275	315,976	(630,415)
Increase (Decrease) in Other Liabilities and Accrued Interest Payable	102,577	(89,216)	(872,852)

Net Cash Provided by (Used in) Operating Activities	862,331	802,272	(164,909)

INVESTING ACTIVITIES
(Increase) Decrease in Certificates of Deposit with Other Institutions	(1,255,000)	990,890	(5,193,897)
Proceeds from Held-to-Maturity Investment Securities Released at Maturity	—	—	2,001,349
Proceeds from Sale or Disposal of Property and Equipment	—	—	592
Purchases of Property and Equipment	(106,212)	(99,147)	(25,148)
Proceeds from Sale of Other Real Estate	59,004	395,000	—
Capitalized Costs on Other Real Estate	(20,608)	—	—
Net Decrease (Increase) in Loans	4,239,469	(3,363,486)	(4,088,977)

Net Cash Provided by (Used in) Investing Activities	2,916,653	(2,076,743)	(7,306,081)

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2011	2010	2009

FINANCING ACTIVITIES
Net (Decrease) Increase in Non-Interest Bearing and Interest Bearing Deposits	(2,896,501)	1,489,413	(1,889,979)
Preferred Stock Retired	(10,938)	(21,434)	(128,217)
Proceeds from Issuance of Long-Term Debt	—	—	1,000,000
Principal Payments on Long-Term Debt	—	—	(1,399,000)

Net Cash (Used in) Provided by Financing Activities	(2,907,439)	1,467,979	(2,417,196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	871,545	193,508	(9,888,186)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	18,783,920	18,590,412	28,478,598

CASH AND CASH EQUIVALENTS - END OF YEAR	$19,655,465	$18,783,920	$18,590,412

SUPPLEMENTAL DISCLOSURES:
Additions to Other Real Estate through Foreclosure	$1,496,131	$1,125,187	$858,963

Cash Paid During the Year for Interest	$422,364	$482,100	$506,903

Cash Paid During the Year for Income Taxes	$22,000	$—	$—

Market Value Adjustment for Unrealized Gain on Securities Available-for-Sale	$159,360	$63,800	$(8,676)

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

INVESTMENT SECURITIES

The Company classifies all investment securities as available for sale as of December 31, 2011 and 2010. Securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes. Other-than-temporary impairment, deemed to be credit related, is charged to earnings as realized losses. Realized gains and losses on securities are included in net income. Cost of securities sold is recognized using the specific identification method.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the term of the securities.

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

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. All interest accrued but not collected for these loans is reversed against income. Payments received on such loans are reported as principal reductions until qualifying for return to accrual basis. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS AND UNEARNED INCOME (Continued)

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are identified for impairment through, among other things, internally generated listings such as watch lists, past due reports, and overdraft listings, historical loss experience by type of loan, loan files lacking current financial data related to borrowers and guarantors, borrowers experiencing problems, loans secured by collateral that is not readily marketable and loans to borrowers in industries experiencing economic instability. The Company’s impaired loans include performing and non-performing loans in which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral, less costs to sell.

Impaired loans, or portions thereof, are charged off when deemed uncollectible, based on all available current and historical information, that it is probable a loss has been incurred. The information used in determining when a loss has been incurred include watch lists, contact with the customer, and other monthly reports provided to management.

TROUBLED DEBT RESTRUCTURINGS

Troubled Debt Restructurings (TDRs) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status, and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan will remain on nonaccrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expenses. Management’s policy is to maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio. Management reviews the allowance for loan losses on a periodic basis in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. From this analysis, a general, specific and unallocated reserve is established, which totals the allowance for loan losses at each reporting date. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR LOAN LOSSES (Continued)

For real estate, commercial and consumer loans, management evaluates the average historical charge-off rate for the previous five years. However, charge-off trends occurring within the past 12 to 24 months are considered in determining an appropriate loss percentage to use in the Bank’s allowance estimate for these types of loans. For charge card loans, management considers the past two years of historical charge-offs in order to develop an appropriate allowance estimate.

OTHER REAL ESTATE

Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at the lower of the loan balance or net realizable value. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to Other Real Estate is charged to the allowance for loan losses. Adjustments to carrying value, revenue and expenses related to holding foreclosed assets are recorded in earnings as they occur.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Buildings, office equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization computed principally on the straight-line and modified accelerated cost recovery methods over the estimated useful lives of the assets. Leasehold improvements are generally depreciated over the lesser of the lease term or the estimated useful lives of the improvements. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

INCOME TAXES

The Company and its consolidated subsidiary file a consolidated Federal income tax return. Federal income taxes are allocated between the companies, in accordance with a written agreement.

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES (Continued)

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

RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain non-interest bearing reserve balances to fulfill its reserve requirements. The average amount of the required reserve balance was approximately $930,000 and $955,000, for the years ended December 31, 2011 and 2010, respectively.

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

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s activities are with customers located within the New Orleans area, except for credit card lending, which is nationwide. Note B discusses the types of lending that the Bank engages in and Note E discusses the type of securities that the Company invests in. The Bank does not have any significant concentrations in any one industry or customer.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance is effective on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB updated the accounting guidance on the evaluation of whether a restructuring constitutes a troubled debt restructuring. The guidance clarifies the creditor’s evaluation of whether it has granted a concession as well as the evaluation of whether a debtor is experiencing financial difficulties. The guidance also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The new guidance will be effective for the fiscal year ending December 31, 2012.

In April 2011, the FASB amended the accounting guidance related to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments remove from the assessment of effective internal control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB amended the accounting guidance related to fair value measurement and disclosure, the result of which being common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The FASB does not intend for the amendment to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are effective January 1, 2012 with no significant impact expected on the Company’s financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2011, the FASB amended the accounting guidance for presentation of other comprehensive income. The new guidance requires that all nonowner changes in stockholders equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the fiscal year ending December 31, 2012 and is not expected to have a significant impact on the Company’s financial statements. In addition, this guidance requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an amendment to the guidance released in June 2011 to defer the changes related to the presentation of reclassification adjustments to give the FASB more time to reassess and evaluate alternative presentation formats. Thus, the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of the June 2011 guidance were reinstated until their deliberation is complete.

In September 2011, the FASB amended guidance pertaining to goodwill impairment testing. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective January 1, 2012 with no significant impact expected on the Company’s financial statements.

In December 2011, the FASB issued guidance which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. This guidance is effective for the fiscal year ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements. The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting. The new guidance is effective January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

RECLASSIFICATION OF PRIOR YEAR AMOUNTS

Amounts in prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B   LOANS

Major classifications of loans are as follows:

	December 31,
	2011	2010

Real Estate Mortgages:
Residential 1-4 Family	$21,157,199	$19,541,387
Commercial	15,786,519	20,281,907
Construction	6,399,173	9,023,499
Second Mortgages	820,257	948,686
Other	1,610,535	1,724,934
	45,773,683	51,520,413

Commercial	2,702,432	2,726,278
Personal	1,496,019	1,191,139
Credit Cards	6,038,529	6,321,359
Overdrafts	209,979	276,932
Total Loans	56,220,642	62,036,121

Allowance for Loan Losses	(1,800,000)	(1,800,000)
Deferred Loan Fees	(39,673)	(35,607)

Loans, Net	$54,380,969	$60,200,514

The following is a classification of loans by rate and maturity: (Dollar amounts in thousands)

	December 31,
	2011	2010
Fixed Rate Loans:
Maturing in 3 Months or Less	$13,495	$13,785
Maturing Between 3 and 12 Months	25,114	29,769
Maturing Between 1 and 5 Years	15,024	14,154
Maturing After 5 Years	571	631
Total Fixed Rate Loans	54,204	58,339
Variable Rate Loans:
Maturing Quarterly or More Frequently	721	723
Maturing Between 3 and 12 Months	—	698
Maturing Between 3 and 12 Months	—	—
Non-Accrual Loans	1,295	2,276
Total Variable Rate Loans	2,016	3,697

Total Loans	$56,220	$62,036
44

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B   LOANS (Continued)

The Company’s loan portfolio segments consist of the following:

Real Estate Loans – Consists of residential first and second mortgage loans on one-to-four family homes; construction and development loans; multiple dwelling unit loans; housing rehabilitation loans; loans to purchase developed real property; and commercial real estate loans. Commercial real estate, multi-family residential and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Commercial Loans (Secured and Unsecured) – Consists of working capital loans, secured and unsecured lines of credit, and small equipment loans. Commercial lending involves certain risk relating to changes in local and national economic conditions and the resulting effect on commercial borrowers. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans may be secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, we may obtain the personal guarantees of one or more of the principals of the borrowers.

Personal/Consumer Loans – Consists of automobile, mobile home, recreational vehicle, and boat loans; home improvement and second-mortgage loans; secured and unsecured personal expense loans. Significant risks associated with consumer loans consist primarily of negative changes in the financial stability of the borrower and the lack of marketability of collateral.

Credit Cards – The Bank offers a variety of nationally recognized credit cards, in addition to its own Mr. Bol credit card, and private label credit cards for use at retail establishments nationwide. Credit card lines are underwritten using conservative credit criteria, including past credit history and debt-to-income ratios.

The Bank has a number of proprietary accounts it services. These accounts consist largely of small to medium sized merchants who have issued their own private-label cards. The Bank acquires these credit card accounts, typically with reserves posted, and requires the merchant to repurchase accounts 180 days or more past due.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B   LOANS (Continued)

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

Non-accrual loans, segregated by class of loans, as of December 31, 2011 and 2010, are as follows:

	December 31,
	2011	2010

Real Estate Mortgages
Residential 1 - 4 Family	$619,155	$793,001
Commercial	130,392	100,567
Construction	470,633	1,370,855
Second Mortgages	—	—
Other	—	—
Commercial	63,180	—
Personal	11,793	11,793
Credit Cards	—	—
Overdrafts	—	—

Total	$1,295,153	$2,276,216

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B   LOANS (Continued)

An aging analysis of past due loans, segregated by class of loans, is as follows (Dollar amounts in thousands):

	December 31, 2011
	Loans	Loans				Accruing
	30-89	90 or More	Total			Loans 90 or
	Days	Days	Past Due	Current	Total	More Days
	Past Due	Past Due	Loans	Loans	Loans	Past Due

Real Estate
1 - 4 Family Residential	$2,212	$1,635	$3,847	$17,310	$21,157	$1,015
Commercial	—	299	299	15,487	15,786	169
Construction	214	853	1,067	5,332	6,399	382
Second Mortgages	12	—	12	808	820	—
Other	—	—	—	1,611	1,611	—
Commercial	27	1,077	1,104	1,598	2,702	1,014
Personal	70	54	124	1,372	1,496	43
Credit Cards	127	68	195	5,844	6,039	68
Overdrafts	98	8	106	104	210	8

Total	$2,760	$3,994	$6,754	$49,466	$56,220	$2,699

	December 31, 2010
	Loans	Loans				Accruing
	30-89	90 or More	Total			Loans 90 or
	Days	Days	Past Due	Current	Total	More Days
	Past Due	Past Due	Loans	Loans	Loans	Past Due

Real Estate
1 - 4 Family Residential	$1,467	$2,410	$3,877	$15,664	$19,541	$1,617
Commercial	328	101	429	19,853	20,282	—
Construction	406	1,371	1,777	7,247	9,024	—
Second Mortgages	29	—	29	920	949	—
Other	279	—	279	1,446	1,725	—
Commercial	461	1	462	2,264	2,726	1
Personal	63	22	85	1,106	1,191	11
Credit Cards	129	56	185	6,136	6,321	56
Overdrafts	4	210	214	63	277	210

Total	$3,166	$4,171	$7,337	$54,699	$62,036	$1,895

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

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B   LOANS (Continued)

The TDRs shown in the following table were modified by either an interest rate adjustment or extension of the maturity date:

Loan Type	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Reserves Allocated

Real Estate:
1 - 4 Family Residential	7	$2,387,623	$2,387,623	$369,811
Commercial	2	300,793	300,793	68,736

Total	9	$2,688,416	$2,688,416	$438,547

The following table presents TDRs modified during the year ended December 31, 2011:

Loan Type	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Reserves Allocated

Real Estate:
1 - 4 Family Residential	3	$1,094,784	$1,084,784	$247,835
Commercial	2	300,793	300,793	68,736

Total	5	$1,395,577	$1,385,577	$316,571

At December 31, 2011, there are no commitments to lend additional funds to any borrower whose loan terms have been modified in a troubled debt restructuring.

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

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B   LOANS (Continued)

Impaired loans, which consists of substandard loans, non-accrual loans and TDRs, are set forth in the following table:

	December 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
1 - 4 Family Residential	$3,006,778	$524,480	$2,482,298	$3,006,778	$501,655
Commercial	130,392	—	130,392	130,392	26,530
Construction	670,591	—	670,591	670,591	198,617
Second Mortgages	—	—	—	—	—
Other	—	—	—	—	—
Commercial	363,973	—	363,973	363,973	81,625
Personal	11,793	—	11,793	11,793	6,323
Credit Cards	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total	$4,183,527	$524,480	$3,659,047	$4,183,527	$814,750

	December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
1 - 4 Family Residential	$3,061,009	$—	$3,061,009	$3,061,009	$532,438
Commercial	—	—	—	—	—
Construction	1,573,221	—	1,573,321	1,573,321	382,261
Second Mortgages	—	—	—	—	—
Other	115,856	—	115,856	115,856	11,284
Commercial	7,303	—	7,303	7,303	820
Personal	108,894	—	108,894	108,894	5,362
Credit Cards	—	—	—	—	—
Overdrafts	205,751	—	205,751	205,751	30,863

Total	$5,072,034	$—	$5,072,134	$5,072,134	$963,028

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C   OTHER REAL ESTATE

Other Real Estate consists of real estate acquired through foreclosure or deed taken in lieu of foreclosure. A summary of the activity of Other Real Estate follows:

	Years Ended December 31,
	2011	2010

Balance, Beginning of Year	$3,137,074	$2,011,887
Transfers from Loans	1,496,131	1,125,190
Recognition of Impairment in Value	(13,072)	—
Capitalized Costs	20,608	—
Proceeds from Sale	(59,004)	(395,000)
Gain (Loss) on Sale	15,599	394,997

Balance, End of Year	$4,597,336	$3,137,074

The net income (expense) from Other Real Estate totaled ($233,369) in 2011, $59,392 in 2010, and ($124,855) in 2009.

NOTE D   INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, at December 31, 2011 and 2010 follows:

December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity Securities	$302,180	$735,295	$—	$1,037,475

December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity Securities	$302,180	$575,920	$—	$878,100

At December 31, 2011 and 2010, the Bank had no securities pledged.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E   INCOME TAXES

The components of the provision for income tax expense (benefit) are:

	2011	2010	2009
Current	$90,383	$(52,797)	$(193,165)
Deferred	(52,211)	(23,226)	270,347

Total Provision for Income Taxes	$38,172	$(76,023)	$77,182

A reconciliation of income tax at the statutory rate to income tax expense at the Company's effective rate is as follows:

	2011	2010	2009
Computed Tax Expense (Benefit) at the Expected Statutory Rate	$38,270	$75,856	$72,202
Katrina Tax Credits	—	(2,164)	(35,513)
Other Adjustments	(98)	(149,715)	40,493
Income Tax Expense for Operations	$38,172	$(76,023)	$77,182

Certain income and expense items are accounted for differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences and are measured using the income tax rates applicable to the period when the differences are expected to be realized or settled.

The major temporary differences, which created deferred tax assets and liabilities, are as follows:

	2011	2010
Deferred Tax Assets:
Other Real Estate	$201,713	$199,748
Allowance for Loan Loss	212,372	195,757
Expenses Accrued for Books	10,200	—
Total Deferred Tax Assets	424,285	395,505

Deferred Tax Liabilities:
Section 481A Adjustment - Prepaid Expenses	(64,213)	(84,563)
Unrealized Gain on Securities	(299,697)	(245,509)
Fixed Assets	(443,004)	(446,085)
Total Deferred Tax Liabilities	(806,914)	(776,157)

Net Deferred Tax Liability	$(382,629)	$(380,652)

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E   INCOME TAXES (Continued)

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for neither the years ended December 31, 2011 and 2010, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

All tax returns have been appropriately filed by the Company. The Company’s tax filings are subject to audit by various taxing authorities. The Company’s Federal tax returns for 2008, 2009 and 2010 are subject to examination by the IRS, generally for three years after they were filed. As of December 31, 2011, management evaluated the Company’s tax position and concluded that the Company has taken no uncertain tax positions that require adjustment to the consolidated financial statements.

NOTE F   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,
	2011	2010
Furniture and Equipment	$2,809,406	$2,762,402
Bank Owned Vehicles	62,491	62,491
Leasehold Improvements	520,183	460,980
Land	1,092,425	1,092,425
Buildings	5,859,133	5,859,133
	10,343,638	10,237,431
Less: Accumulated Depreciation and Amortization	4,689,612	4,381,720

Total Property, Equipment and Leasehold Improvements, Net	$5,654,026	$5,855,711

Depreciation and amortization expense aggregated $307,897 in 2011, $384,632 in 2010, and $399,722 in 2009.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses by portfolio segment as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Beginning Balance	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Provision for Possible Loan losses	(64,307)	203,169	27,180	79,683	(14,637)	(151,220)	79,868

Charge-Offs	(19,153)	(15,959)	(6,376)	(222,520)	(6,500)	(25)	(270,533)
Recoveries	58,359	—	3,649	127,575	986	96	190,665

Net Charge-Offs	39,206	(15,959)	(2,727)	(94,945)	(5,514)	71	(79,868)

Ending Balance	$945,351	$232,497	$42,216	$352,282	$11,020	$216,634	$1,800,000

Period-End Amount Allocated to:
Loans Individually Evaluated for Impairment	$726,802	$81,625	$6,323	$—	$—	$—	$814,750
Loans Collectively Evaluated for Impairment	218,549	150,872	35,893	352,282	11,020	216,634	985,250

Ending Balance	$945,351	$232,497	$42,216	$352,282	$11,020	$216,634	$1,800,000

	December 31, 2010
	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Beginning Balance	$1,229,554	$125,487	$67,616	$360,976	$13,033	$3,334	$1,800,000

Provision for Possible Loan losses	(256,220)	(105,250)	(43,117)	312,444	32,382	364,449	304,688

Charge-Offs	(4,371)	—	(6,736)	(476,737)	(16,704)	—	(504,548)
Recoveries	1,489	25,050	—	170,861	2,460	—	199,860

Net Charge-Offs	(2,882)	25,050	(6,736)	(305,876)	(14,244)	—	(304,688)

Ending Balance	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Period-End Amount Allocated to:
Loans Individually Evaluated for Impairment	$925,985	$820	$5,363	$—	$30,862	$—	$963,030
Loans Collectively Evaluated for Impairment	44,467	44,467	12,400	367,544	309	367,783	836,970

Ending Balance	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan type.

From a credit risk standpoint, the Company classifies it loans in one four categories: (i) pass, (ii) watch, (iii) substandard or (iv) doubtful.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G   ALLOWANCE FOR LOAN LOSSES (Continued)

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

Credits rated “pass” are those which comply with all material respects with the Bank’s loan policies, that are adequately secured with conforming collateral and that are extended to borrowers with documented cash flow and/or liquidity to safely cover their total debt service requirements.

Credits rated “watch” show clear signs of financial weakness or deterioration in credit worthiness; however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Credits rated “substandard” are those in which the normal repayment of principal and interest may be, or has been jeopardized by reason of adverse trends or developments in financial, managerial, economic or political nature, or important weaknesses exist in collateral. Corrective action is required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits.

Credits rated “doubtful” are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on nonaccrual.

The following table summarizes the Company’s internal ratings of its loans:

	December 31, 2011
	Real			Credit
	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$39,964,153	$1,324,958	$1,429,987	$6,038,528	$129,572	$48,887,198
Watch	970,861	2,423	—	—	—	973,284
Substandard	3,627,554	1,363,746	66,032	—	80,408	5,137,740
Doubtful	1,211,115	11,305	—	—	—	1,222,420

Totals	$45,773,683	$2,702,432	$1,496,019	$6,038,528	$209,980	$56,220,642

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G   ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2010
	Real			Credit
	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$44,399,289	$1,546,798	$1,082,245	$6,321,359	$—	$53,349,691
Watch	2,382,733	1,160,384	—	—	71,181	3,614,298
Substandard	2,473,968	7,303	108,894	—	205,751	2,795,916
Doubtful	2,264,423	—	11,793	—	—	2,276,216

Totals	$51,520,413	$2,714,485	$1,202,932	$6,321,359	$276,932	$62,036,121

NOTE H   STOCKHOLDERS' EQUITY

PREFERRED STOCK

8%, non-cumulative, non-participating, non-convertible, par value 3,000,000 shares authorized, 1,796,624 shares issued and outstanding in 2011, and 3,000,000 shares authorized, 1,810,296 shares issued and outstanding in 2010. Preferred stock ranks prior to common stock as to dividends and liquidation.

COMMON STOCK

Par value $1; 1,000,000 shares authorized, 179,145 shares issued and outstanding in 2011 and 2010.

NOTE I   EARNINGS PER COMMON SHARE

Earnings per share are computed using the weighted average number of shares outstanding, which were 179,145 in 2011, 2010 and 2009. There was no provision for dividends for the years ended December 31, 2011, 2010 or 2009.

NOTE J   CONTINGENT LIABILITIES AND COMMITMENTS

The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit. A summary of the Bank's commitments and contingent liabilities are as follows:

	2011	2010

Credit Card Arrangements	$12,373,012	$14,625,844
Commitments to Extend Credit	2,079,480	1,762,870

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J   CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

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

NOTE K   RELATED PARTY TRANSACTIONS

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

	2011	2010
Balance - January 1	$1,077,302	$1,186,284
New Loans Made	137,465	508,722
Repayments	(33,087)	(617,704)

Balance - December 31	$1,181,680	$1,077,302

During the years ended December 31, 2011, 2010, and 2009, legal fees paid to a director totaled $-0-, $8,795 and $12,352, respectively.

At December 31, 2011 and 2010, amounts due to Directors of the Company, including accrued interest, totaled $167,076 and $152,655, respectively. These amounts, which are included in Notes Payable and Accrued Interest Payable in the accompanying consolidated balance sheets, are payable on demand and bear interest at 10% per annum. Of the debentures payable at December 31, 2011 and 2010, $105,000 were to Directors of the Company (see Note R).

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L   LEASES

The Bank leases office space under agreements expiring in various years through November 2016. In addition, the Bank rents office space on a month-to-month basis from non-related groups.

The total minimum rental commitment at December 31, 2011, under the leases is due as follows:

December 31,
2012	$179,183
2013	181,048
2014	182,913
2015	184,778
2016	141,955

$869,877

For the years ended December 31, 2011, 2010 and 2009, $249,036, $243,701 and $227,714 was charged to rent expense, respectively.

The Bank is the lessor of office space under operating leases expiring in various years through December 2018. Minimum future rentals to be received on non-cancelable leases as of December 31, 2011 follows:

December 31,
2012	$117,541
2013	73,677
2014	33,482
2015	30,522
2016	30,522
Thereafter	61,044

$346,788

NOTE M   LETTERS OF CREDIT

Standby Letters of Credit obligate the Bank to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Outstanding letters of credit were $90,120 as of December 31, 2011 and 2010. Of the $90,120 in letters of credit at December 31, 2011 and 2010, $57,700 was secured by real property, $7,420 was secured by cash and $25,000 was unsecured. All of the letters of credit are scheduled to mature in 2012.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N   DEPOSITS

Major classifications of interest bearing deposits are as follows:

	December 31,
	2011	2010

NOW Accounts	$10,897,338	$11,184,196
Money Market Accounts	3,697,477	3,948,540
Savings Accounts	19,841,509	20,156,625
Certificates of Deposit Greater Than $100,000	4,907,733	5,247,747
Other Certificates of Deposit	7,609,962	8,172,733
	$46,954,019	$48,709,841

The maturities of Certificates of Deposit Greater than $100,000 at December 31, 2011 are as follows:

Three Months or Less	$1,042,506
After Three Months Through One Year	2,253,497
Over One Year Through Three Years	1,411,730
Over Three Years	200,000

$4,907,733

At December 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $209,979 and $276,932, respectively.

NOTE O   FUNDS AVAILABLE FOR DIVIDENDS

The Bank is restricted under applicable laws and regulatory authority in the payment of cash dividends. Such laws generally restrict cash dividends to the extent of the Bank's earnings.

No dividends were paid by the Bank to BOL Bancshares, Inc. during the years ended December 31, 2011, 2010, and 2009.

NOTE P   CONCENTRATIONS OF CREDIT

All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note B. Commercial letters of credit were granted primarily to commercial borrowers.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q   EMPLOYEE BENEFITS

Effective January 1, 2001, the Bank adopted a Section 401(k) savings plan. The Plan covers substantially all employees who are at least eighteen years old and have completed six months of continuous service. The Bank may make discretionary contributions and is not required to match employee contributions under the plan. The Bank made no contributions to the plan during the years ended December 31, 2011, 2010 or 2009.

NOTE R   NOTES PAYABLE

The following is a summary of notes payable at December 31, 2011 and 2010:

	December 31,
	2011	2010

Notes payable to a current Director of the Company, payable on demand, interest at 10%.	$144,201	$144,201

Debentures payable, due July 2012, interest at 6%, callable at 103%, 102% and 101% of face value during the first, second, and third years, respectively, following the closing date,interest payable semi-annually, each $500 debenture secured by 71.50 shares of the Bank’s stock.	1,000,000	1,000,000
	$1,144,201	$1,144,201

Following are maturities of long-term debt:

December 31,

2012	$1,144,201

$1,144,201

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S   INTEREST INCOME AND INTEREST EXPENSE

Major categories of interest income and interest expense are as follows:

	December 31,
	2011	2010	2009

INTEREST INCOME
Interest and Fees on Loans:
Real Estate Loans	$3,395,911	$3,588,326	$3,531,844
Installment Loans	126,077	138,452	132,183
Credit Cards and Related Plans	1,883,551	1,985,136	2,092,520
Commercial and All Other Loans	326,790	264,302	237,431
Interest on Certificates of Deposit	34,195	54,790	58,028
Interest and Dividends on Investment Securities	7,788	15,496	33,933
Interest on Federal Funds Sold	17,448	20,151	24,970

	$5,791,760	$6,066,653	$6,110,909

INTEREST EXPENSE
Interest on Time Deposits of $100,000 or More	$44,949	$59,406	$81,297
Interest on Other Deposits	306,618	313,248	309,235
Interest on Notes Payable	74,421	74,584	93,782

	$425,988	$447,238	$484,314

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T   NON-INTEREST INCOME AND NON-INTEREST EXPENSES

Major categories of other non-interest income and non-interest expenses are as follows:

	December 31,
	2011	2010	2009

OTHER NON-INTEREST INCOME
Other Commission and Fees	$69,124	$57,749	$64,062
Other Real Estate Income	24,600	395,022	9,271
Other Income	64,356	137,480	245,455

	$158,080	$590,251	$318,788

OTHER NON-INTEREST EXPENSES
Loan and Charge Card Expenses	$118,518	$115,551	$125,737
Communications	227,161	215,654	218,627
Stationery, Forms and Supplies	89,390	83,737	91,985
Professional Fees	305,429	286,517	257,246
Insurance and Assessments	202,462	181,347	224,677
Advertising	12,079	10,870	1,702
Miscellaneous Losses	424	2,943	710
Promotional Expenses	58,174	57,042	61,307
Other Real Estate Expenses	257,969	335,630	134,126
Other Expenses	296,454	261,082	625,221

	$1,568,060	$1,550,373	$1,741,338

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

	December 31,
	2011	2010

ASSETS
Due from Banks	$232,940	$268,465
Securities Available-for-Sale, at Fair Value	1,006,695	847,320
Other Assets	370	1,114
Due from Subsidiary Bank	26,172	2,456
Investment in Bank of Louisiana	12,186,089	12,094,914

	$13,452,266	$13,214,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable	$1,144,201	$1,144,201
Deferred Taxes	250,001	195,813
Accrued Interest	48,026	33,604
Shareholders' Equity	12,010,038	11,840,651

	$13,452,266	$13,214,269

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

	December 31,
	2011	2010	2009

INCOME
Interest and Dividend Income	$40,296	$118,335	$5,412
Miscellaneous Income	—	—	78,635

	40,296	118,335	84,047
EXPENSES
Interest	74,421	74,584	93,782
Other Expenses	5,627	4,746	5,630

	80,048	79,330	99,412

(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(39,752)	39,005	(15,365)

Equity in Undistributed Earnings of Subsidiary	90,421	240,629	145,250

INCOME BEFORE INCOME TAX BENEFIT	50,669	279,634	129,885

INCOME TAX BENEFIT	23,717	19,496	5,291

NET INCOME	$74.386	$299,130	$135,176

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

	December 31,
	2011	2010	2009

OPERATING ACTIVITIES
Net Income	$74,386	$299,130	$135,176
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Equity in Undistributed Earnings of Subsidiary	(90,421)	(240,629)	(145,250)
Net Decrease (Increase) in Other Assets	744	744	(1,489)
Net Increase (Decrease) in Other Liabilities	14,420	(24,701)	2,795

Net Cash (Used in) Provided by
Operating Activities	(871)	34,544	(8,768)

FINANCING ACTIVITIES
Preferred Stock Retired	(10,938)	(21,434)	(128,217)
(Increase) Decrease in Due to/from Subsidiary	(23,716)	(26,151)	51,350
Proceeds from Issuance of Long-Term Debt	—	—	1,000,000
Repayment of Long-Term Debt	—	—	(1,399,000)

Net Cash Used in Financing Activities	(34,654)	(47,585)	(475,867)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(35,525)	(13,041)	(484,635)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	268,465	281,506	766,141

CASH AND CASH EQUIVALENTS -
END OF YEAR	$232,940	$268,465	$281,506

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V   COMPREHENSIVE INCOME

Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2011, 2010 and 2009. The following represents the tax effects associated with the components of comprehensive income:

	December 31,
	2011	2010	2009

Gross Unrealized Holding Gains (Losses) Arising During the Period	$159,360	$63,800	$(8,676)
Tax (Expense) Benefit	(54,176)	(21,686)	2,950
	105,184	42,114	(5,726)

Reclassification Adjustment for Gains Included in Net Income	—	—	—
Tax Benefit	—	—	—
	—	—	—

Net Unrealized Holding Gains (Losses) Arising During the Period	$105,184	$42,114	$(5,726)

NOTE W   REGULATORY CAPITAL REQUIREMENTS

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized” the Bank must maintain minimum leverage capital ratios and minimum amounts of capital to total "risk weighted" assets, as set forth in the table. Management philosophy and plans are directed to enhancing the financial stability of the Bank to ensure the continuity of operations.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W   REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank's actual capital amounts and ratios are also presented in the table. (Dollars in thousands)

	December 31, 2011
					Required
					to be Well
			Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital (to Average Assets)	$12,187	13.49%	$3,612	4.00%	$4,516	5.00%
Tier I Capital (to Risk-Weighted Assets)	$12,187	20.50%	$2,378	4.00%	$3,567	6.00%
Total Capital (to Risk-Weighted Assets)	$12,943	21.77%	$4,756	8.00%	$5,945	10.00%

	December 31, 2010
					Required
					to be Well
			Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Capital (to Average Assets)	$12,096	12.83%	$3,771	4.00%	$4,714	5.00%
Tier I Capital (to Risk-Weighted Assets)	$12,096	18.58%	$2,603	4.00%	$3,905	6.00%
Total Capital (to Risk-Weighted Assets)	$12,922	19.85%	$5,207	8.00%	$6,509	10.00%

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE X   REGULATORY MATTERS – MEMORANDUM OF UNDERSTANDING

On April 19, 2011, the Bank consented to a Memorandum of Understanding (the “MOU”) issued by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial Institutions (“OFI”). The MOU provides for, among other things, the following items within specific time periods:

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

While no assurance can be given, Bank management believes it has taken action toward complying with the provisions of the MOU. It is not presently determinable what actions, if any, bank regulators might take if requirements of the Memorandum are not complied within specified time periods.

NOTE Y   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practiced to estimate the value:

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$3,505,465	$3,505,465
Certificates of Deposit	5,458,007	5,458,007
Investment Securities	1,037,475	1,037,475
Loans	56,220,645	56,071,449
Less: Allowance for Loan Losses	(1,800,000)	N/A
	$64,421,592	$66,072,396
Financial Liabilities:
Deposits	$77,680,242	$77,726,063
Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,079,480	$2,079,480
Credit Card Arrangements	12,373,012	12,373,012
	$14,452,492	$14,452,492
68

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Y   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets:
Cash and Short-Term Investments	$3,833,920	$3,833,920
Certificates of Deposit	4,203,006	4,203,006
Investment Securities	878,100	878,100
Loans	62,036,121	62,053,562
Less: Allowance for Loan Losses	(1,800,000)	N/A
	$69,151,147	$70,968,588
Financial Liabilities:
Deposits	$80,576,743	$80,674,660
Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,762,870	$1,762,870
Credit Card Arrangements	14,625,844	14,625,844
	$16,388,714	$16,388,714

NOTE Z   FINANCIAL INSTRUMENTS

The Company adopted ASC 820 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Z   FINANCIAL INSTRUMENTS (Continued)

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the year ended December 31, 2011.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis.

December 31, 2011	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$—	$1,037,475	$—	$1,037,475

Total	$—	$1,037,475	$—	$1,037,475

December 31, 2010	Level 1	Level 2	Level 3	Net Balance

Assets
Equity Securities	$—	$878,100	$—	$878,100

Total	$—	$878,100	$—	$878,100

BOL BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Z   FINANCIAL INSTRUMENTS (Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2011 or 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis.

December 31, 2011	Level 1	Level 2	Level 3	Net Balance

Assets
Impaired Loans	$—	$4,183,527	$—	$4,183,527
Other Real Estate		4,597,336	$—	4,597,336

Total	$—	$8,780,863	$—	$8,780,863

December 31, 2010	Level 1	Level 2	Level 3	Net Balance

Assets
Impaired Loans	$—	$5,072,134	$—	$5,072,134
Other Real Estate		3,137,074		3,137,074

Total	$—	$8,209,208	$—	$8,209,208

NOTE AA   EVALUATION OF SUBSEQUENT EVENTS

In accordance with ASC No. 855, the Company has evaluated subsequent events through March 5, 2012, the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

To the Board of Directors

BOL Bancshares, Inc. & Subsidiary

Report of Independent Registered Public Accounting Firm on Supplementary Information

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The supplementary information contained in Schedules I, II and III is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

A Professional Accounting Corporation

Metairie, Louisiana

March 5, 2012

BANK OF LOUISIANA

SUPPLEMENTARY INFORMATION

SCHEDULE I

BALANCE SHEETS

UNCONSOLIDATED

ASSETS

	December 31,
	2011	2010
Cash and Due from Banks	$3,505,465	$3,833,920
Federal Funds Sold	16,150,000	14,950,000
Certificates of Deposit	5,458,007	4,203,007
Investment Securities
Securities Available-for-Sale, at Fair Value	30,780	30,780
Loans: Less Allowance for Loan Losses of $1,800,000 in 2011and 2010	54,420,650	60,236,121
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,654,026	5,855,711
Other Real Estate	4,597,336	3,137,074
Other Assets	918,352	1,235,462
Letters of Credit	90,120	90,120

Total Assets	$90,824,736	$93,572,195

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-Interest Bearing	$30,732,071	$31,873,827
Interest Bearing	47,181,927	48,975,907
Other Liabilities	435,751	309,018
Deferred Taxes	64,016	110,805
Letters of Credit Outstanding	90,120	90,120
Accrued Interest	60,578	71,376

Total Liabilities	78,564,463	81,431,053

STOCKHOLDERS' EQUITY
Common Stock - 143,000 Shares Issued and Outstanding	1,430,000	1,430,000
Surplus	4,616,796	4,616,796
Retained Earnings	6,213,477	6,094,346

Total Stockholders' Equity	12,260,273	12,141,142

Total Liabilities and Stockholders' Equity	$90,824,736	$93,572,195

See independent registered public accounting firm report on supplementary information.

BANK OF LOUISIANA

SUPPLEMENTARY INFORMATION

SCHEDULE II

STATEMENTS OF INCOME

UNCONSOLIDATED

	For the Years Ended
	December 31,
	2011	2010	2009

INTEREST INCOME	$5,783,972	$6,059,698	$6,110,909
INTEREST EXPENSE	352,561	375,127	395,944

Net Interest Income	5,431,411	5,684,571	5,714,965

PROVISION FOR LOAN LOSSES	79,868	304,688	535,543

Net Interest Income After Provision
for Loan Losses	5,351,543	5,379,883	5,179,422

OTHER INCOME
Service Charges on Deposit Accounts	451,203	476,647	416,897
Other Non-Interest Income	532,276	900,152	1,493,688

	983,479	1,376,799	1,910,585

OTHER EXPENSES
Salaries and Employee Benefits	2,371,869	2,615,106	2,764,527
Occupancy Expense	917,419	1,059,723	1,040,332
Outsourcing Fees	1,330,991	1,352,124	1,321,717
Other Non-Interest Expense	1,533,723	1,499,405	1,734,754

	6,154,002	6,526,358	6,861,330

INCOME BEFORE PROVISION
FOR INCOME TAX	181,020	230,324	228,677

INCOME TAX EXPENSE (BENEFIT)	61,889	(56,527)	82,473

NET INCOME	$119,131	$286,851	$146,204

See independent registered public accounting firm report on supplementary information.

SCHEDULE III

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNCONSOLIDATED

	Common		Retained
	Stock	Surplus	Earnings	Total

BALANCE - January 1, 2009	$1,430,000	$4,616,796	$5,661,291	$11,708,087

Dividends Paid	—	—	—	—

Net Income for the Year 2009	—	—	146,204	146,204

BALANCE - December 31, 2009	1,430,000	4,616,796	5,807,495	11,854,291

Dividends Paid	—	—	—	—

Net Income for the Year 2010	—	—	286,851	286,851

BALANCE - December 31, 2010	1,430,000	4,616,796	6,094,346	12,141,142

Dividends Paid	—	—	—	—

Net Income for the Year 2011	—	—	119,131	119,131

BALANCE - December 31, 2011	$1,430,000	$4,616,796	$6,213,477	$12,260,273

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

With the participation of management, the certifying officers of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011 and have concluded that such controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management, with the participation of the certifying officers of the Company, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management, with the participation of the certifying officers of the Company, believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 8B Other Information

None

Item 9 Directors and Executive Officers of the Company

Directors and executive officers of the Company each serve for a term of one year.

		BOL BANCSHARES, INC.
		Directors & Executive Officers

Name	Age	Position with the Company and Bank of Louisiana (the "Bank") and Principal Occupation	Director Since

G. Harrison Scott	88	Director; Chairman of the Board of the Company and the Bank, and President of the Company and the Bank.	1981

Franck F. LaBiche	65	Director of the Company and the Bank. President, Executone Systems Co. of La. Inc.	2004

Johnny C. Crow	60	Director of the Company and the Bank. Insurance Agent, New York Life Ins. Co.	2005

Sharry R. Scott	41	Director of the Company and the Bank. Assistant Attorney General, Louisiana Department of Justice	2005

A. Earle Cefalu, Jr.	73	Director of the Company and the Bank. General Manager, Hood Automotive	2009

Non-Director Executive Officer

Name	Age	Position with the Company and the Bank and Principal Occupation

Peggy L. Schaefer	60	Ms. Schaefer has served as Treasurer of the Company since 1988 and Senior Vice President and Chief Financial Officer of the Bank since 1996.

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

From October 1, 1990, through June 30, 1992, the director-recipients loaned these fees to the Company. During the year 2006, the Company paid off the loans to the former directors for a total of $563,091, including principal and interest. During the year 2008, the Company paid one current director $223,282. As of December 31, 2011, the balance due was $167,075, including accrued and unpaid interest at the rate of 10% per annum. At this time, there is no maturity date on these loans.

The following table sets forth compensation for the Bank’s executive officer for the calendar years 2011, 2010, and 2009. No other executive officer received total compensation in excess of $100,000 during 2011.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
				Other Annual	Restricted Stock	Options/	LTIP	All Other
Name and Principal	Year	Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Position		($)	($)	($)	($)	(#)	($)	($)

G. Harrison Scott,	2011	89,800	0	45,577	0	0	0	0
Chairman of the Board	2010	89,800	0	82,000	0	0	0	0
& President of the Bank	2009	89,800	0	82,000	0	0	0	0

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

During fiscal year 2011, the Board of Directors of the Company held a total of 4 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors.

The Bank does not have standing nominating, or compensation committees of the Board of Directors, or committees performing similar functions. In lieu thereof, the Board of Directors as a group performs the foregoing functions.

During fiscal year 2011, the Board of Directors of the Bank held a total of 12 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and of the committees on which such director served.

The Board of Directors of the Bank has an Executive Committee consisting of five permanent members. The permanent members of the Executive Committee in 2011 were Messrs. Scott (chairman), Crow, LaBiche, and Ms. S. Scott, and the rotating member was A. Earle Cefalu, Jr. The Executive Committee formulates policy matters for determination by the Board of Directors and reviews financial reports, loan reports, new business, and other real estate owned information. The Executive Committee met 28 times in 2011.

The Board of Directors of the Bank does have an Audit and Finance Committee and does not have a charter. This committee meets monthly on the first Tuesday of the month. By Bank policy, the Audit and Finance Committee reviews information from management; reviews financial and delinquency reports; reviews the work performed by the Bank’s internal auditor and by the independent certified public accountant firm. In addition this committee also reviews capital expenditures in excess of $5,000; analyzes the Loan Loss Reserve adequacy; and approves charged off loans. The Audit and Finance Committee met 12 times in 2011.

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

The permanent members of the Audit and Finance Committee were Messrs. LaBiche (chairman), S. Scott and Crow, and the rotating member was Cefalu.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2011, certain information as to the Company Stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d) (3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more that 5% of the issued and outstanding Stock, (ii) the directors of the Company, (iii) all directors and executive officers of the Company and the Bank as a group.

	Common			Preferred
Name of Beneficial Owner	Number	Percent		Number	Percent

Directors:
G. Harrison Scott (Direct)	911	0.51%		157,673	8.76%
G. Harrison Scott (Beneficial owner of Scott Family, LLP)	104,687	58.43%			-
Franck F. LaBiche	500	0.28%	(*)		-
Johnny C. Crow	1,899	1.06%			-
Sharry R. Scott	-	-	(2)		-
A. Earle Cefalu, Jr.	500	0.28%	(*)		-

All Directors & Executive Officers of the Company and the Bank as a group (6 persons)	108,497	60.56%		157,673	8.76%

(*)	Represents less than 1% of the shares outstanding.
(1)	Based upon information furnished by the respective persons. Pursuant to rules promulgated under the 1934 Act, a person is deemed to beneficially own shares of stock if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares; or (b) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting power and sole investment power with respect to the indicated shares.
(2)	Sharry R. Scott, through ownership of an interest in Scott Family LLP, owns 7,151 shares of common stock.

Item 12 Certain Relationships and Related Transactions

The Bank makes loans in the ordinary course of business to its directors and executive officers, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2011, one director had aggregate loan balances in excess of $60,000, which amounted to approximately $135,035 in the aggregate.

Item 13 Exhibits and Reports on Form 8-K

Exhibits

31.1 Section 302 Principal Executive Officer Certification

31.2 Section 302 Principal Financial Officer Certification

32.1 Section 1350 Certification

32.2 Section 1350 Certification

Reports on Form 8-K

NONE

Item 14 Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for its audit of the Company’s annual financial statements for 2011 and for its reviews of the Company’s unaudited interim financial statements included in Form 10-Q filed by the Company and other related audit fees during 2011 was $68,755. The fees billed for 2010 were $73,530.

Tax Fees

The aggregate fees billed by LaPorte, Sehrt, Romig and Hand for tax compliance, tax preparation, and tax review for 2011 were $14,651. The fees billed for 2010 were $20,302.

All Other Fees

The aggregate fees billed by LaPorte, Sehrt, Romig & Hand for other accounting services for 2011 were $2,500. The fees billed for 2010 were $741.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOL BANCSHARES, INC.

/s/ G. Harrison Scott
March 30, 2012	G. Harrison Scott
Date	Chairman
(in his capacity as a duly authorized officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting Officer of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

/s/ G. Harrison Scott	/s/ Johnny C. Crow
G. Harrison Scott – Director	Johnny C. Crow – Director

/s/ Franck F. LaBiche	/s/ Sharry R. Scott
Franck F. LaBiche – Director	Sharry R. Scott - Director

/s/ A. Earle Cefalu, Jr.
A. Earle Cefalu, Jr.

