Form 10-Q
period 2012-03-31
BOL BANCSHARES INC
filed 2012-05-15
CIK 832818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from to

Commission file Number 00-16934

BOL BANCSHARES, INC.

(Exact name of registrant as specified in its charter.)

Louisiana	72-1121561
(State of incorporation)	(I.R.S. Employer Identification No.)

300 St. Charles Avenue, New Orleans, La.	70130
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 shares as of April 15, 2012.

1

BOL BANCSHARES, INC. & SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(Amounts in Thousands)	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$2,928	$3,506
Federal Funds Sold	17,450	16,150
Certificates of Deposit	5,710	5,458
Investment Securities
Securities Held to Maturity	-	-
Securities Available for Sale	144	1,037
Loans-Less Allowance for Loan Losses of $1,800 in 2012 and in 2011	53,876	54,381
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,585	5,654
Other Real Estate	4,604	4,597
Other Assets	883	934
TOTAL ASSETS	$91,180	$91,717

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	30,697	30,726
NOW Accounts	10,978	10,897
Money Market Accounts	3,468	3,697
Savings Accounts	20,090	19,842
Time Deposits, $100,000 and over	2,147	4,908
Other Time Deposits	9,618	7,610
TOTAL DEPOSITS	76,998	77,680
Notes Payable	1,144	1,144
Other Liabilities	864	952
TOTAL LIABILITIES	79,006	79,776

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
1,796,624 Shares Issued and Outstanding at March 31, 2012
1,796,624 Shares Issued and Outstanding at December 31, 2011	1,797	1,797
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2012 and 2011	179	179
Accumulated Other Comprehensive Income	75	618
Capital in Excess of Par - Retired Stock	198	198
Undivided Profits	9,149	9,075
Current Earnings	776	74
TOTAL SHAREHOLDERS' EQUITY	12,174	11,941
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$91,180	$91,717

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,	March 31,
(Amounts in Thousands)	2012	2011

INTEREST INCOME
Interest and Fees on Loans	$1,289	$1,478
Interest on Investment Securities	2	2
Interest on Federal Funds Sold	5	6
Interest on Certificates of Deposit	9	9
Total Interest Income	1,305	1,495
INTEREST EXPENSE
Interest on Deposits	80	88
Interest Expense on Notes Payable and Debentures	19	18
Total Interest Expense	99	106
NET INTEREST INCOME	1,206	1,389
Provision for Loan Losses	52	20
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,154	1,369
NON-INTEREST INCOME
Service Charges on Deposit Accounts	115	109
Gain on Sale of Securities	1,079	-
Cardholder & Other Credit Card Income	95	101
Other Operating Income	43	39
Total Non-interest Income	1,332	249
NON-INTEREST EXPENSE
Salaries and Employee Benefits	545	600
Occupancy Expense	218	224
Communications	58	57
Outsourcing Fees	263	346
Loan & Credit Card Expense	27	28
Professional Fees	61	82
ORE Expense	53	43
Other Operating Expense	155	156
Total Non-interest Expense	1,380	1,536

Income Before Tax Provision	1,106	82

Provision for Income Taxes	330	32

NET INCOME	$776	$50

Earnings Per Share of Common Stock	$4.34	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Amounts in thousands)	2012	2011

NET INCOME	$776	$50

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized Holding Gains (Losses) on
Investment Securities Available-for-Sale,
Arising During the Period	(543)	-

TOTAL OTHER COMPREHENSIVE LOSS	(543)	-

COMPREHENSIVE INCOME	$233	$50

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Amounts in thousands)	2012	2011
OPERATING ACTIVITIES
Net Income	$776	$50
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	52	20
Depreciation and Amortization Expense	69	79
Decrease in Deferred Income Taxes	(64)	(122)
Gain on Sale of Available for Sale Investments	(1,079)	-
Decrease in Deferred Loan Fees	(15)	-
Decrease in Other Assets	32	268
Increase in Other Liabilities and Accrued Interest	275	175
Net Cash Provided by Operating Activities	46	470

INVESTING ACTIVITIES
Proceeds from Sale of AFS Securities	1,148	-
Purchases of Property and Equipment	-	(5)
Capitalized Construction Costs for ORE	(7)	(258)
(Increase) Decrease in Certificate of Deposit with other Banks	(252)	250
Net Decrease in Loans	469	1,946
Net Cash Provided by Investing Activities	1,358	1,933

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing and Interest Bearing Deposits	(682)	(1,648)
Preferred Stock Retired	-	(1)
Net Cash Used in Financing Activities	(682)	(1,649)

Net Increase in Cash and Cash Equivalents	722	754
Cash and Cash Equivalents - Beginning of Year	19,656	18,784
Cash and Cash Equivalents - End of Period	$20,378	$19,538

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Year for Interest	$92	$80
Cash Paid (Received) During the Year for Income Taxes	$67	$-
Market Value Adjustment for Unrealized Gain on Securities Available-for-Sale	$-	$-
Additions to Other Real Estate Thru Foreclosure	$-	$-

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

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011, are as follows (amounts in thousands):

	March 31, 2012
`	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$2,928	$2,928
Certificates of Deposit	5,710	5,710
Investment Securities	144	144
Loans	55,701	55,641
Less: Allowance for Loan Losses	(1,800)	NA
Less: Deferred Loan Fees	(25)	NA
	$62,658	$64,423

Financial Liabilities:
Deposits	$76,998	$77,052

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,149	$1,149
Credit Card Arrangements	12,348	12,348
	$13,497	$13,497

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$3,506	$3,506
Certificates of Deposit	5,458	5,458
Investment Securities	1,037	1,037
Loans	56,221	56,071
Less: Allowance for Loan Losses	(1,800)	NA
	$64,422	$66,072

Financial Liabilities:
Deposits	$77,680	$77,726

Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,079	$2,079
Credit Card Arrangements	12,373	12,373
	$14,452	$14,452

Note C Loans and Allowance for Loans Losses

Major classifications of loans as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Real Estate Mortgages:
Residential 1-4 Family	$21,316	$21,157
Commercial	15,467	15,787
Construction	6,260	6,399
Second Mortgages	806	820
Other	1,579	1,611
	45,428	45,774

Commercial	3,127	2,702
Personal	1,407	1,496
Credit Cards	5,634	6,039
Overdrafts	105	210
	55,701	56,221

Allowance for Loan Losses	(1,800)	(1,800)
Deferred Loan Fees	(25)	(40)

Net Loans	$53,876	$54,381

The following is a classification of loans by rate and maturity:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Fixed Rate Loans:
Maturing in 3 Months or Less	$16,200	$13,495
Maturing Between 3 and 12 Months	23,284	25,114
Maturing Between 1 and 5 Years	12,308	15,024
Maturing After 5 Years	556	572
Total Fixed Rate	52,348	54,205
Variable Rate Loans:
Maturing Quarterly or More Frequently	674	721
Maturing Between 3 and 12 Months	-	-
Maturing Between 1 and 5 Years	-	-
Non accrual Loans	2,679	1,295
Total Variable Rate	3,353	2,016

Total Loans	$55,701	$56,221

Loans are considered past due if the required principal and interest payments have not been received as of the date when such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet the payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.

Non-accruals loans, segregated by class of loan, are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Real Estate Mortgages
Residential 1-4 Family	$1,064	$619
Commercial	130	130
Construction	486	471
Second Mortgages	-	-
Other	-	-

Commercial	987	63
Personal	12	12
Credit Cards	-	-
Overdrafts	-	-

Total	$2,679	$1,295

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011, is as follows:

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2012.

						ACCRUING
(Amounts in Thousands)	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
March 31, 2012	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res.	$2,718	$2,672	$5,390	$15,926	$21,316	$1,608
Commercial	733	299	1,032	14,434	15,466	169
Construction	676	732	1,408	4,852	6,260	245
Second Mortgages	1	-	1	805	806	-
Other	-	-	-	1,579	1,579	-

Commercial	112	1,002	1,114	2,012	3,127	15
Personal	85	60	145	1,263	1,407	48
Credit Cards	113	41	154	5,480	5,634	41
Overdrafts	30	8	38	67	105	8

Total	$4,468	$4,814	$9,282	$46,418	$55,701	$2,134

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011.

						ACCRUING
(Amounts in Thousands)	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
December 31, 2011	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res.	$2,212	$1,635	$3,847	$17,310	$21,157	$1,015
Commercial	-	299	299	15,488	15,787	169
Construction	214	853	1,067	5,332	6,399	382
Second Mortgages	12	-	12	808	820	-
Other	-	-	-	1,611	1,611	-

Commercial	27	1,077	1,104	1,598	2,702	1,014
Personal	70	54	124	1,372	1,496	43
Credit Cards	127	68	195	5,844	6,039	68
Overdrafts	98	8	106	104	210	8

Total	$2,760	$3,994	$6,754	$49,467	$56,221	$2,699

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

Impaired loans as of March 31, 2012 are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
Residential 1-4 Family	$5,328,677	$844,219	$4,484,458	$5,328,677	$668,012
Commercial	1,643,203	419,990	1,223,213	1,643,203	252,839
Construction	931,588	240,871	690,717	931,588	126,510
Second Mortgages	-	-	-	-	-
Other	272,710	-	272,710	272,710	30,598
Commercial	448,309	2,371	445,938	448,309	91,957
Personal	69,996	11,442	58,554	69,996	29,070
Credit Cards	-	-	-	-	-
Overdrafts	-	-	-	-	-

Total	$8,694,483	$1,518,893	$7,175,590	$8,694,483	$1,198,986

Impaired loans as of December 31, 2011 are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
Residential 1-4 Family	$3,006,778	$524,480	$2,482,298	$3,006,778	$501,655
Commercial	130,392	-	130,392	130,392	26,530
Construction	670,591	-	670,591	670,591	198,617
Second Mortgages	-	-	-	-	-
Other	-	-	-	-	-
Commercial	363,973	-	363,973	363,973	81,625
Personal	11,793	-	11,793	11,793	6,323
Credit Cards	-	-	-	-	-
Overdrafts	-	-	-	-	-

Total	$4,183,527	$524,480	$3,659,047	$4,183,527	$814,750

Changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 are as follows:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2012	$945,351	$232,497	$42,216	$352,282	$11,020	$216,634	$1,800,000

Provision for Possible
Loan Losses	135,922	(32,050)	1,523	(12,551)	(9,044)	(32,170)	51,630

Charge-Offs	(9,331)	(38,195)	-	(48,968)	-	-	(96,494)
Recoveries	6,017	-	680	37,778	389	-	44,864

Net Charge-Offs	(3,314)	(38,195)	680	(11,190)	389	-	(51,630)

Balance March 31, 2012	$1,077,959	$162,252	$44,419	$328,541	$2,365	$184,464	$1,800,000

Period-End Amount Allocated To:
Loans Individually Evaluated
for Impairment	$998,597	$158,739	$41,650	$-	$-	$-	$1,198,986
Loans Collectively Evaluated
for Impairment	79,362	3,513	2,769	328,541	2,365	184,464	601,014

Balance March 31, 2012	$1,077,959	$162,252	$44,419	$328,541	$2,365	$184,464	$1,800,000

Changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 are as follows:

	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2011	$970,452	$45,287	$17,763	$367,544	$31,171	$367,783	$1,800,000

Provision for Possible
Loan Losses	(64,307)	203,169	27,180	79,683	(14,637)	(151,220)	79,868

Charge-Offs	(19,153)	(15,959)	(6,376)	(222,520)	(6,500)	(25)	(270,533)
Recoveries	58,359	-	3,649	127,575	986	96	190,665

Net Charge-Offs	39,206	(15,959)	(2,727)	(94,945)	(5,514)	71	(79,868)

Balance December 31, 2011	$945,351	$232,497	$42,216	$352,282	$11,020	$216,634	$1,800,000

Period-End Amount Allocated To:
Loans Individually Evaluated
for Impairment	$726,802	$81,625	$6,323	$-	$-	$-	$814,750
Loans Collectively Evaluated
for Impairment	218,549	150,872	35,893	352,282	11,020	216,634	985,250

Balance December 31, 2011	$945,351	$232,497	$42,216	$352,282	$11,020	$216,634	$1,800,000

From a credit risk standpoint, the Company classifies it loans in one of four categories: (i) pass, (ii) watch, (iii) substandard or (iv) doubtful.

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

At March 31, 2012, the following table summarizes the Company’s internal ratings of its loans:

	Real			Credit
	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$38,175,870	$1,754,402	$1,337,482	$5,634,158	$102,536	$47,004,448
Watch	1,505,080	2,371		-		1,507,451
Substandard	4,807,504	434,633	69,996	-		5,312,133
Doubtful	1,863,594	11,305		-	2,361	1,877,260

Totals	$46,352,048	$2,202,711	$1,407,478	$5,634,158	$104,897	$55,701,292

At December 31, 2011, the following table summarizes the Company’s internal ratings of its loans:

	Real			Credit
	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$39,964,153	$1,324,958	$1,429,987	$6,038,528	$129,572	$48,887,198
Watch	970,861	2,423	-	-	-	973,284
Substandard	3,627,554	1,363,746	66,032	-	80,408	5,137,740
Doubtful	1,211,115	11,305	-	-	-	1,222,420

Totals	$45,773,683	$2,702,432	$1,496,019	$6,038,528	$209,980	$56,220,642

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

(Amounts in Thousands)
	Fair Value Measurements
				Net
March 31, 2012	Level 1	Level 2	Level 3	Balance

Assets:

Equity Securities	-	$144	-	$144

Total	-	$144	-	$144

(Amounts in Thousands)
	Fair Value Measurements
				Net
December 31, 2011	Level 1	Level 2	Level 3	Balance

Assets:

Equity Securities	-	$1,037	-	$1,037

Total	-	$1,037	-	$1,037

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

(Amounts in Thousands)
	Fair Value Measurements
				Net
March 31, 2012	Level 1	Level 2	Level 3	Balance

Assets:

Impaired Loans	-	-	$8,694	$8,694
Other Real Estate Owned	-	4,604	-	4,604

Total	-	$4,604	$8,694	$13,298

(Amounts in Thousands)
	Fair Value Measurements
				Net
December 31, 2011	Level 1	Level 2	Level 3	Balance

Assets:

Impaired Loans	-	-	$4,184	$4,184
Other Real Estate Owned	-	4,597	-	4,597

Total	-	$4,597	$4,184	$8,781

Note E Subsequent Events

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2012. In preparing these financial statements, the Company evaluated the events and transactions that occurred from March 31, 2012 through the date these financial statements were issued.

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

Action taken: The Loan policy procedure has been addressed as follows: Installment loans are to be reviewed for complete documentation on all loans made the previous week and presented to the Management Committee monthly with summarizing reviews and actions. Commercial Loans will be reviewed for complete documentation on all loans with maturity dates for the upcoming week. Monthly reports will be made to the Audit and Finance Committee summarizing reviews and actions.

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

Action taken: The Bank maintains these goals. At March 31, 2012 our Tier 1 leverage capital ratio is 13.77%, Tier 1 Risk Based Capital ratio is 20.62% and Total Risk Based Capital Ration is 21.89%.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

MARCH 31, 2012 COMPARED WITH DECEMBER 31, 2011

BALANCE SHEET

Total assets at March 31, 2012 were $91,180,000 compared to $91,717,000 at December 31, 2011, for a decrease of $537,000, or 0.59%. Federal Funds Sold increased $1,300,000 from $16,150,000 at December 31, 2011 to $17,450,000 at March 31, 2012. Certificates of Deposit increased $252,000 from $5,458,000 at December 31, 2011 to $5,710,000 at March 31, 2012. Both the increase in Federal Funds Sold and the increase in Certificates of Deposit are due to normal fluctuations. Investment securities decreased $893,000 due to the sale of the Mississippi River Bank Stock. Total loans decreased $505,000, or 0.93%, to $53,876,000 at March 31, 2012 from $54,381,000 at December 31, 2011. The decrease in the loan portfolio is due primarily to a decrease in commercial real estate loans of $321,000, a decrease in construction loans of $139,000, a decrease in second mortgages loans of $14,000, a decrease in other real estate loans of $32,000, a decrease in personal loans of $89,000, a decrease in credit card loans of $405,000 and a decrease in overdrafts of $105,000. These decreases were offset by an increase in 1-4 residential loans of $159,000, an increase in commercial loans of $425,000 plus a decrease in deferred loan fees of $15,000. The credit card portfolio decrease was largely attributable to tightening of the Bank’s underwriting standards, normal attrition, and the cyclical nature of the business.

Total deposits decreased $682,000, or 0.88%, to $76,998,000 at March 31, 2012 from $77,680,000 at December 31, 2011. Total non-interest bearing deposits decreased $28,000 and interest-bearing accounts decreased $654,000. The decrease of interest earning deposits was mainly attributable to a decrease in money market accounts of $229,000 and a decrease of $754,000 in time deposits, offset by increases in NOW accounts of $81,000 and savings accounts of $248,000.

Other liabilities decreased $88,000 from $952,000 at December 31, 2011 to $864,000 at March 31, 2012. This decrease is due mainly to a decrease of $9,000 in accrued interest and a decrease in other liabilities of $79,000.

Shareholder’s Equity increased $233,000 from $11,941,000 at December 31, 2011 to $12,174,000 at March 31, 2012. This increase is due mainly to net income for the three months ended March 31, 2012 of $850,000, offset by a decrease in accumulated other comprehensive income of $543,000.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

The Company’s net income for the three months ended March 31, 2012 was $776,000, or $4.34 per share, an increase of $726,000 from the Company’s total net income of $50,000, or $0.28 per share, for the same period last year.

Total interest income decreased $190,000 for the three months ended March 31, 2012 over the same period last year. Interest on federal funds sold decreased $1,000 primarily due to a decrease in the average balance of $384,000 and a decrease in the average interest rate of 0.02%. Interest in the loan portfolio decreased $189,000 due mainly to a decrease in the average interest rate of 10.03% at March 31, 2011 to 9.53% at March 31, 2012 and a decrease of $4,784,000 in the average balance. Interest on Investment Securities and Certificates of Deposit purchased remained the same.

Total interest expense decreased $7,000 for the three months ended March 31, 2012 over the same period last year. This was caused primarily by a decrease in the average interest rate paid on interest-bearing deposits from .73% at March 31, 2011 to .70% as of March 31, 2012 along with a decrease in the average balance of interest bearing deposits from $48,252,000 at March 31, 2011 to $45,612,000 at March 31, 2012. The average interest rate on interest-bearing liabilities decreased from .86% at March 31, 2011 to .84% at March 31, 2012.

Net interest income decreased $183,000 for the three months ended March 31, 2012 compared to the same period last year. Our interest rate spread decreased from 6.65% at March 31, 2011 to 6.06% at March 31, 2012. The decrease in the rate spread was due to a decrease of .60% on the yield on interest-earning assets from 7.51% for the three months ended March 31, 2011 to 6.91% for the three months ended March 31, 2012, and a decrease of .02% on the average rate paid out on interest bearing liabilities from .86% paid for the three months ended March 31, 2011 as compared to .84% paid during the three months ended March 31, 2012.

Non-interest income increased $1,083,000 between the three month periods from $249,000 at March 31, 2011 to $1,332,000 at March 31, 2012. This increase is due primarily to the Gain on Sale of Securities derived from the sale of the Mississippi River Bank Stock totaling $1,079,000. The other increases on non-interest income were in Service Charges on deposit accounts with an increase of $6,000 and Other Operating Income with an increase of $4,000. These increases were partially offset by a decrease in Cardholder Other Credit Card income of $6,000.

Non-interest expense decreased $156,000 for the three month period of 2012 as compared to the same period last year. Salaries and Employee Benefits decreased $55,000 from $600,000 at March 31, 2011 to $545,000 at March 31, 2012. This decrease was due mainly to a reduction in the number of employees and benefits. Total Occupancy Expense decreased by $6,000 due to a decrease in occupancy rentals, and a decrease in depreciation expense. Communications increased by $1,000, Outsourcing fees decreased by $83,000 due mainly to a decrease in Credit Card transactions, Loan and Credit Card expense decreased by $1,000, Professional fees decreased $21,000 primarily due to a decrease in Consulting Fees, ORE expenses increased $10,000 due to an increase in Other Real Estate Owned, and Other Operating expenses decreased $2,000.

The provision for income taxes increased $330,000 compared to the same period last year. This increase in income taxes is primarily due to the sale of Investment Securities.

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

BOL BANCSHARES, INC.

May 15, 2012	/s/ G. Harrison Scott
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized
officer of the Registrant)

/s/ Peggy L. Schaefer
Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting
Officer of the Registrant)

