Form 10-Q
period 2012-06-30
BOL BANCSHARES INC
filed 2012-08-10
CIK 832818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 179,145 shares as of August 15, 2012.

BOL BANCSHARES, INC. & SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	Jun. 30,	Dec. 31,
(Amounts in Thousands)	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks
Non-Interest Bearing Balances and Cash	$3,139	$3,506
Federal Funds Sold	15,025	16,150
Certificates of Deposit	5,710	5,458
Investment Securities
Securities Held to Maturity	-	-
Securities Available for Sale	144	1,037
Loans-Less Allowance for Loan Losses of $1,800 in 2012 and in 2011	52,850	54,381
Property, Equipment and Leasehold Improvements (Net of Depreciation and Amortization)	5,532	5,654
Other Real Estate	4,613	4,597
Other Assets	998	934
TOTAL ASSETS	$88,011	$91,717

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-Interest Bearing	28,007	30,726
NOW Accounts	10,961	10,897
Money Market Accounts	3,498	3,697
Savings Accounts	20,268	19,842
Time Deposits, $100,000 and over	1,906	4,908
Other Time Deposits	9,181	7,610
TOTAL DEPOSITS	73,821	77,680
Notes Payable	1,144	1,144
Other Liabilities	888	952
TOTAL LIABILITIES	75,853	79,776

SHAREHOLDERS' EQUITY
Preferred Stock - Par Value $1
1,786,773 Shares Issued and Outstanding at June 30, 2012
1,796,624 Shares Issued and Outstanding at December 31, 2011	1,787	1,797
Common Stock - Par Value $1
179,145 Shares Issued and Outstanding in 2012 and 2011	179	179
Accumulated Other Comprehensive Income	75	618
Capital in Excess of Par - Retired Stock	200	198
Undivided Profits	9,149	9,075
Current Earnings	768	74
TOTAL SHAREHOLDERS' EQUITY	12,158	11,941
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,011	$91,717

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in Thousands)	2012	2011	2012	2011

INTEREST INCOME
Interest and Fees on Loans	$1,296	$1,492	$2,585	$2,970
Interest on Investment Securities	2	2	4	4
Interest on Federal Funds Sold	10	4	15	10
Interest on Certificates of Deposit	9	9	19	18
Total Interest Income	1,317	1,507	2,623	3,002
INTEREST EXPENSE
Interest on Deposits	71	89	151	177
Interest Expense on Notes Payable and Debentures	18	19	37	37
Total Interest Expense	89	108	188	214
NET INTEREST INCOME	1,228	1,399	2,435	2,788
Provision for Loan Losses	(10)	32	41	51
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,238	1,367	2,394	2,737
NON-INTEREST INCOME
Service Charges on Deposit Accounts	112	108	226	217
Gain on Sale of Securities	-	-	1,079	-
Cardholder & Other Credit Card Income	100	105	194	206
Other Operating Income	20	19	63	59
Total Non-interest Income	232	232	1,562	482
NON-INTEREST EXPENSE
Salaries and Employee Benefits	569	597	1,115	1,197
Occupancy Expense	247	233	465	457
Communications	61	57	119	114
Outsourcing Fees	288	381	551	726
Loan & Credit Card Expense	30	30	57	58
Professional Fees	66	68	127	150
ORE Expense	47	65	99	109
Other Operating Expense	174	158	329	316
Total Non-interest Expense	1,482	1,589	2,862	3,127

Income Before Tax Provision	(12)	10	1,094	92

Provision for Income Taxes	(4)	7	326	39

NET INCOME (LOSS)	$(8)	$3	$768	$53

Earnings (Loss) Per Share of Common Stock	$(0.04)	$0.02	$4.29	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

4

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended
	Jun. 30,	Jun. 30,
(Amounts in thousands)	2012	2011

NET INCOME	$768	$53

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized Holding Gains (Losses) on Investment Securities Available-for-Sale, Arising During the Period	(543)	-

TOTAL OTHER COMPREHENSIVE LOSS	(543)	-

COMPREHENSIVE INCOME	$225	$53

The accompanying notes are an integral part of these consolidated financial statements.

BOL BANCSHARES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	Jun 30,	Jun 30,
(Amounts in thousands)	2012	2011
OPERATING ACTIVITIES
Net Income	$768	$53
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	41	51
Depreciation and Amortization Expense	133	157
Decrease in Deferred Income Taxes	(64)	-
Gain on Sale of Available for Sale Investments	(1,079)	-
Decrease in Deferred Loan Fees	(15)	-
Increase in Other Assets	(89)	468
Increase in Other Liabilities and Accrued Interest	305	(120)
Net Cash Provided by Operating Activities	0	609

INVESTING ACTIVITIES
Proceeds from Sale of AFS Securities	1,148	-
Purchases of Property and Equipment	(11)	(56)
Capitalized Construction Costs for ORE	(16)	(17)
(Increase) Decrease in Certificate of Deposit with other Banks	(252)	250
Net Decrease in Loans	1,504	2,045
Net Cash Provided by Investing Activities	2,374	2,222

FINANCING ACTIVITIES
Net Decrease in Non-Interest Bearing and Interest Bearing Deposits	(3,859)	(2,014)
Preferred Stock Retired	(8)	(1)
Net Cash Used in Financing Activities	(3,867)	(2,015)

Net Increase in Cash and Cash Equivalents	(1,493)	816
Cash and Cash Equivalents - Beginning of Year	19,656	18,784
Cash and Cash Equivalents - End of Period	$18,163	$19,600

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Year for Interest	$175	$94
Cash Paid (Received) During the Year for Income Taxes	$111	$11
Market Value Adjustment for Unrealized Gain
on Securities Available-for-Sale	$-	$-
Additions to Other Real Estate Thru Foreclosure	$-	$999

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

The estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011, are as follows (amounts in thousands):

	June 30, 2012
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$3,139	$3,139
Certificates of Deposit	5,710	5,710
Investment Securities	144	144
Loans	54,676	54,636
Less: Allowance for Loan Losses	(1,800)	NA
Less: Deferred Loan Fees	(25)	NA
	$61,844	$63,629

Financial Liabilities:
Deposits	$73,821	$73,853

Unrecognized Financial Instruments:
Commitments to Extend Credit	$1,731	$1,731
Credit Card Arrangements	12,228	12,228
	$13,959	$13,959

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Short-Term Investments	$3,506	$3,506
Certificates of Deposit	5,458	5,458
Investment Securities	1,037	1,037
Loans	56,221	56,071
Less: Allowance for Loan Losses	(1,800)	NA
	$64,422	$66,072

Financial Liabilities:
Deposits	$77,680	$77,726

Unrecognized Financial Instruments:
Commitments to Extend Credit	$2,079	$2,079
Credit Card Arrangements	12,373	12,373
	$14,452	$14,452

Note C Loans and Allowance for Loans Losses

Major classifications of loans as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	(In Thousands)
Real Estate Mortgages:
Residential 1-4 Family	$21,914	$21,157
Commercial	15,901	15,787
Construction	5,422	6,399
Second Mortgages	625	820
Other	1,549	1,611
	45,411	45,774

Commercial	1,662	2,702
Personal	1,851	1,496
Credit Cards	5,610	6,039
Overdrafts	141	210
	54,676	56,221

Allowance for Loan Losses	(1,800)	(1,800)
Deferred Loan Fees	(25)	(40)

Net Loans	$52,850	$54,381

The following is a classification of loans by rate and maturity:

	June 30,	December 31,
	2012	2011
	(In Thousands)
Fixed Rate Loans:
Maturing in 3 Months or Less	$14,529	$13,495
Maturing Between 3 and 12 Months	23,938	25,114
Maturing Between 1 and 5 Years	12,490	15,024
Maturing After 5 Years	514	572
Total Fixed Rate	51,472	54,205
Variable Rate Loans:
Maturing Quarterly or More Frequently	696	721
Maturing Between 3 and 12 Months	-	-
Maturing Between 1 and 5 Years	-	-
Total Variable Rate	696	721
Non accrual Loans	2,508	1,295

Total Loans	$54,676	$56,221

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

Non-accruals loans, segregated by class of loan, are as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Real Estate Mortgages
Residential 1-4 Family	$1,184	$619
Commercial	755	130
Construction	489	471
Second Mortgages	-	-
Other	-	-

Commercial	69	63
Personal	12	12
Credit Cards	-	-
Overdrafts	-	-

Total	$2,508	$1,295

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011, is as follows:

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2012.

						ACCRUING
(Amounts in Thousands)	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
June 30, 2012	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res.	$1,736	$2,745	$4,481	$17,433	$21,914	$1,562
Commercial	70	1,102	1,172	14,729	15,901	347
Construction	758	615	1,373	4,049	5,422	125
Second Mortgages	42	-	42	583	625	-
Other	536	-	536	1,013	1,549	-

Commercial	422	80	503	1,160	1,662	12
Personal	66	32	99	1,753	1,851	20
Credit Cards	81	26	106	5,503	5,610	26
Overdrafts	46	10	55	86	141	10

Total	$3,756	$4,611	$8,366	$46,309	$54,676	$2,102

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011.

						ACCRUING
(Amounts in Thousands)	30-89	90-MORE	TOTAL	CURRENT	TOTAL	90-MORE
December 31, 2011	DAYS	DAYS	PAST DUE	LOANS	LOANS	PAST DUE

Real Estate
1-4 Family Res.	$2,212	$1,635	$3,847	$17,310	$21,157	$1,015
Commercial	-	299	299	15,488	15,787	169
Construction	214	853	1,067	5,332	6,399	382
Second Mortgages	12	-	12	808	820	-
Other	-	-	-	1,611	1,611	-

Commercial	27	1,077	1,104	1,598	2,702	1,014
Personal	70	54	124	1,372	1,496	43
Credit Cards	127	68	195	5,844	6,039	68
Overdrafts	98	8	106	104	210	8

Total	$2,760	$3,994	$6,754	$49,467	$56,221	$2,699

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

Impaired loans as of June 30, 2012 are set forth in the following table:

(In Thousands)	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
Residential 1-4 Family	$4,605	$-	$4,605	$4,605	$573
Commercial	304	-	304	304	31
Construction	711	-	711	711	74
Second Mortgages	-	-	-	-	-
Other	273	-	273	273	31
Commercial	449	57	392	449	85
Personal	55	-	55	55	20
Credit Cards	-	-	-	-	-
Overdrafts	2	-	2	2	2

Total	$6,399	$57	$6,342	$6,399	$816

Impaired loans as of December 31, 2011 are set forth in the following table:

(In Thousands)	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with No	with	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Real Estate
Residential 1-4 Family	$3,006	$524	$2,482	$3,006	$502
Commercial	130	-	130	130	27
Construction	671	-	671	671	199
Second Mortgages	-	-	-	-	-
Other	-	-	-	-	-
Commercial	364	-	364	364	82
Personal	12	-	12	12	6
Credit Cards	-	-	-	-	-
Overdrafts	-	-	-	-	-

Total	$4,183	$524	$3,659	$4,183	$816

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 are as follows:

(In Thousands)	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2012	$945	$232	$42	$352	$11	$217	$1,800

Provision for Possible Loan Losses	(154)	(145)	(11)	1	(8)	358	41

Charge-Offs	(14)	(38)	(8)	(92)	(1)	(1)	(154)
Recoveries	10	38	1	64	-	-	113

Net Charge-Offs	(4)	-	(7)	(28)	(1)	(1)	(41)

Balance June 30, 2012	$787	$87	$24	$325	$2	$574	$1,800

Period-End Amount Allocated To:
Loans Individually Evaluated for Impairment	$708	$85	$20	$-	$2	$-	$816
Loans Collectively Evaluated for Impairment	79	2	4	325	0	574	984

Balance June 30, 2012	$787	$87	$24	$325	$2	$574	$1,800

Changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 are as follows:

(In Thousands)	Real Estate	Commercial	Personal	Credit Cards	Overdrafts	Unallocated	Total

Balance at January 1, 2011	$970	$45	$18	$368	$31	$368	$1,800

Provision for Possible Loan Losses	(64)	203	27	80	(15)	(151)	80

Charge-Offs	(19)	(16)	(6)	(223)	(7)	(0)	(271)
Recoveries	58	-	4	128	1	0	191

Net Charge-Offs	39	(16)	(3)	(95)	(6)	0	(80)

Balance December 31, 2011	$945	$232	$42	$352	$11	$217	$1,800

Period-End Amount Allocated To:
Loans Individually Evaluated for Impairment	$727	$82	$6	$-	$-	$-	$815
Loans Collectively Evaluated for Impairment	219	151	36	352	11	217	985

Balance December 31, 2011	$945	$232	$42	$352	$11	$217	$1,800

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

At June 30, 2012, the following table summarizes the Company’s internal ratings of its loans:

	Real			Credit
(In Thousands)	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$37,657	$1,211	$1,796	$5,610	$(2,296)	$43,978
Watch	1,410	2	-	-		1,412
Substandard	4,344	438	55	-		4,837
Doubtful	2,000	11		-	2,438	4,449

Totals	$45,411	$1,662	$1,851	$5,610	$142	$54,676

At December 31, 2011, the following table summarizes the Company’s internal ratings of its loans:

	Real			Credit
(In Thousands)	Estate	Commercial	Personal	Cards	Overdrafts	Total

Pass	$39,964	$1,325	$1,430	$6,039	$130	$48,888
Watch	971	2	-	-	-	973
Substandard	3,628	1,364	66	-	80	5,138
Doubtful	1,211	11	-	-	-	1,222

Totals	$45,774	$2,702	$1,496	$6,039	$210	$56,221

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

(Amounts in Thousands)
	Fair Value Measurements
				Net
June 30, 2012	Level 1	Level 2	Level 3	Balance

Assets:

Equity Securities	-	$144	-	$144

Total	-	$144	-	$144

(Amounts in Thousands)
	Fair Value Measurements
				Net
December 31, 2011	Level 1	Level 2	Level 3	Balance

Assets:

Equity Securities	-	$1,037	-	$1,037

Total	-	$1,037	-	$1,037

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

(Amounts in Thousands)
	Fair Value Measurements
				Net
June 30, 2012	Level 1	Level 2	Level 3	Balance

Assets:

Impaired Loans	-	-	$6,399	$6,399
Other Real Estate Owned	-	4,613	-	4,613

Total	-	$4,613	$6,399	$11,012

(Amounts in Thousands)
	Fair Value Measurements
				Net
December 31, 2011	Level 1	Level 2	Level 3	Balance

Assets:

Impaired Loans	-	-	$4,184	$4,184
Other Real Estate Owned	-	4,597	-	4,597

Total	-	$4,597	$4,184	$8,781

Note E Subsequent Events

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2012. In preparing these financial statements, the Company evaluated the events and transactions that occurred from June 30, 2012 through the date these financial statements were issued.

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

Action taken: The areas of responsibility for implementing and monitoring the Bank’s collection policy as well as specific collection procedures have been addressed. The Loan Committee will review all past due loans weekly and the Executive Committee will review them monthly. It is anticipated that a substantial improvement will begin to show.

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

Action taken: The Bank maintains these goals. At June 30, 2012 our Tier 1 leverage capital ratio is 13.77%, Tier 1 Risk Based Capital ratio is 21.22% and Total Risk Based Capital Ration is 22.49%.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

JUNE 30, 2012 COMPARED WITH DECEMBER 31, 2011

BALANCE SHEET

Total assets at June 30, 2012 were $88,011,000 compared to $91,717,000 at December 31, 2011, for a decrease of $3,706,000, or 04.04%. Federal Funds Sold decreased $1,125,000 from $16,150,000 at December 31, 2011 to $15,025,000 at June 30, 2012. Certificates of Deposit increased $252,000 from $5,458,000 at December 31, 2011 to $5,710,000 at June 30, 2012. Both the decrease in Federal Funds Sold and the increase in Certificates of Deposit are due to normal fluctuations. Investment securities decreased $893,000 due to the sale of the Mississippi River Bank Stock. Total loans decreased $1,531,000, or 02.82%, to $52,850,000 at June 30, 2012 from $54,381,000 at December 31, 2011. The decrease in the loan portfolio is due primarily to a decrease in construction loans of $977,000, a decrease in second mortgages loans of $195,000, a decrease in other real estate loans of $62,000, a decrease in commercial loans of $1,040,000, a decrease in credit card loans of $429,000 and a decrease in overdrafts of $69,000. These decreases were offset by an increase in 1-4 residential loans of $757,000, an increase in commercial real estate loans of $114,000, an increase in personal loans of $355,000 and a decrease in deferred loan fees of $15,000. The credit card portfolio decrease was largely attributable to tightening of the Bank’s underwriting standards, normal attrition, and the cyclical nature of the business.

Total deposits decreased $3,859,000, or 04.97%, to $73,821,000 at June 30, 2012 from $77,680,000 at December 31, 2011. Total non-interest bearing deposits decreased $2,719,000 and interest-bearing accounts decreased $1,140,000. The decrease of interest earning deposits was mainly attributable to a decrease in money market accounts of $199,000 and a decrease of $1,431,000 in time deposits, offset by increases in NOW accounts of $64,000 and savings accounts of $426,000.

Other liabilities decreased $64,000 from $952,000 at December 31, 2011 to $888,000 at June 30, 2012. This decrease is due mainly to a decrease of $77,000 in other liabilities offset by an increase in accrued interest of $13,000.

Shareholder’s Equity increased $217,000 from $11,941,000 at December 31, 2011 to $12,158,000 at June 30, 2012. This increase is due mainly to net income for the six months ended June 30, 2012 of $768,000, offset by a decrease in accumulated other comprehensive income of $543,000.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2011

The Company’s net income for the six months ended June 30, 2012 was $768,000, or $4.29 per share, an increase of $715,000 from the Company’s total net income of $53,000, or $0.30 per share, for the same period last year.

Total interest income decreased $379,000 for the six months ended June 30, 2012 over the same period last year. Interest on federal funds sold increased $5,000 primarily due to a decrease in the average balance of $381,000 and an increase in the average interest rate of 0.06%. Interest in the loan portfolio decreased $385,000 due mainly to a decrease in the average interest rate of 10.18% at June 30, 2011 to 9.74% at June 30, 2012 and a decrease of $5,264,000 in the average balance. Interest on Investment Securities and Certificates of Deposit purchased remained about the same.

Total interest expense decreased $26,000 for the six months ended June 30, 2012 over the same period last year. This was caused primarily by a decrease in the average interest rate paid on interest-bearing deposits from .73% at June 30, 2011 to .66% as of June 30, 2012 along with a decrease in the average balance of interest bearing deposits from $48,344,000 at June 30, 2011 to $45,735,000 at June 30, 2012. The average interest rate on interest-bearing liabilities decreased from .86% at June 30, 2011 to .81% at June 30, 2012.

Net interest income decreased $353,000 for the six months ended June 30, 2012 compared to the same period last year. Our interest rate spread decreased from 6.62% at June 30, 2011 to 6.13% at June 30, 2012. The decrease in the rate spread was due to a decrease of .55% on the yield on interest-earning assets from 7.49% for the six months ended June 30, 2011 to 6.94% for the six months ended June 30, 2012, and a decrease of .05% on the average rate paid out on interest bearing liabilities from .86% paid for the six months ended June 30, 2011 as compared to .81% paid during the six months ended June 30, 2012.

Non-interest income increased $1,080,000 between the six month periods from $482,000 at June 30, 2011 to $1,562,000 at June 30, 2012. This increase is due primarily to the Gain on Sale of Securities derived from the sale of the Mississippi River Bank Stock totaling $1,079,000. The other increases on non-interest income were in Service Charges on deposit accounts with an increase of $9,000 and Other Operating Income with an increase of $4,000. These increases were partially offset by a decrease in Cardholder and Other Credit Card income of $12,000.

Non-interest expense decreased $265,000 for the six month period of 2012 as compared to the same period last year. Salaries and Employee Benefits decreased $82,000 from $1,197,000 at June 30, 2011 to $1,115,000 at June 30, 2012. This decrease was due mainly to a reduction in the number of employees and benefits. Total Outsourcing Fees decreased by $175,000 due to a decrease in in Credit Card transactions, Loan & Credit Card expense decreased by $1,000, Professional Fees decreased by $23,000 primarily due to a decrease in Consulting Fees and ORE expenses decreased by $10,000 due mainly to a decrease in maintenance, repairs and upkeep. Occupancy Expense increased $8,000 due to higher cost in insurance and real estate taxes, Communications increased by $5,000 and Other Operating Expense increase by $13,000.

The provision for income taxes increased $287,000 compared to the same period last year. This increase in income taxes is primarily due to increase net income from the sale of Investment Securities.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011

Net income for the second quarter of 2012 was a loss of $(8,000), or $(.04) per share, compared to $3,000, or $.02 per share, for the same period last year for a decrease of $11,000.

Interest income decreased $190,000 over the same period last year. Interest on the loan portfolio decreased $196,000 from $1,492,000 at June 30, 2011 to $1,296,000 at June 30, 2012. This was caused mainly by a decrease in the average balance of loans from $57,754,000 at June 30, 2011 to $52,004,000 at June 30, 2012. Interest on investment securities remained the same. Interest on federal funds sold increased $6,000 due mainly to an increase in the interest rate of 0.09% in 2011 to 0.21% in 2012 and offset by a decrease in the average balance from $18,138,000 to $17,772,000. Interest on certificates of deposit remained the same with a decrease in the rate from 0.81% in 2011 to 0.66% in 2012 offset by an increase in the average balance of $1,716,000.

Interest expense decreased $19,000 for the three months ended June 30, 2012 over the same period last year. This was caused by a decrease in the average balance of interest bearing deposits from $48,438,000 in 2011 to $45,858,000 in 2012 as well as a decrease in the interest rate from 0.73% to 0.62%.

Net interest income decreased $171,000 due primarily to a decrease in interest rate on earning assets of 0.49% and a decrease in interest bearing liabilities of 0.11%.

Non-interest income remained the same for the three-month period ended June 30, 2012 compared to the prior year period. Service Charges on Deposit accounts increased $4,000 due mainly to NSF charges, Cardholder and Other Credit Card income decreased by $5,000 and Other operating income increased by $1,000.

Non-Interest expense decreased $107,000 for the three-month period ended June 30, 2012 compared to the prior year period. Salaries and Employee benefits decreased $28,000 due to a reduction in number of employees. Outsourcing fees decreased $93,000 due to lower volume in credit card transactions. Professional fees decreased $2,000 due to a mix of higher legal fees on foreclosures and lower Directors fees due to the resignations of two Directors. ORE expense decreased $18,000 primarily due to a mix of lower repair costs for the Bank’s ORE properties and higher real estate taxes. Occupancy expense increased $14,000 due primarily to higher cost in building insurance and real estate taxes and lower rental income. Communications increased $4,000 and Other Operating expense increased $16,000.

The provision for income taxes decreased $11,000 compared to the same period last year from a provision of a liability of $7,000 at June 30, 2011 to a benefit of $4,000 at June 30, 2012.

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

August 10, 2012
Date	G. Harrison Scott
Chairman
(in his capacity as a duly authorized
officer of the Registrant)

Peggy L. Schaefer
Treasurer
(in her capacity as Chief Accounting
Officer of the Registrant)

